Form 10-Q
period 1996-03-24
STATER BROS HOLDINGS INC
filed 1996-05-08
CIK 882829

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---                           EXCHANGE ACT OF 1934


                   For the quarterly period ended March 24, 1996

                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---                         EXCHANGE ACT OF 1934

                      For the transition from ____ to ____

                        Commission file number 001-13222
                                               ---------
                           STATER BROS. HOLDINGS INC.
           (Exact name of registrant as specified in its charter)


                            Delaware                                                              33-0350671
                            --------                                                              -----------
          (State or other jurisdiction of incorporation or                           (I.R.S. Employer Identification No.)
                          organization)

                        21700 Barton Road
                        Colton, California                                                          92324
                        ------------------                                                          -----
                (Address of principal executive offices)                                          (Zip Code)

           Registrant's telephone number, including area code (909) 783-5000


                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  YES  X  NO
                      --     --.

            As of April 18, 1996, there were issued and outstanding 50,000 shares of the registrant's Class A Common Stock

                           STATER BROS. HOLDINGS INC.
                                 MARCH 24, 1996


                                     INDEX



PART I           FINANCIAL INFORMATION (UNAUDITED)                                             PAGE
- - ------           ---------------------------------                                             ----

ITEM 1.          FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 24, 1995
                    AND MARCH 24, 1996                                                          3

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 26 WEEKS ENDED
                    MARCH 26, 1995 AND MARCH 24, 1996                                           5

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13 WEEKS ENDED
                    MARCH 26, 1995 AND MARCH 24, 1996                                           6

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE 26 WEEKS
                    ENDED MARCH 26, 1995 AND MARCH 24, 1996                                     7

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                         8

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                           10


PART II          OTHER INFORMATION
- - -------          -----------------

ITEM 1.          LEGAL PROCEEDINGS                                                             15
ITEM 2.          CHANGES IN SECURITIES                                                         15
ITEM 3.          DEFAULTS ON SENIOR SECURITIES                                                 16
ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           16
ITEM 5.          OTHER INFORMATION                                                             16
ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                              16
SIGNATURES                                                                                     19


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                           STATER BROS. HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                                SEPT. 24,      MAR. 24,
                                                                                  1995           1996
                                                                               ----------      ---------
Current Assets
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .      $  26,308      $  42,413
   Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,877         17,294
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        107,146        108,068
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . .          3,591          4,416
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .          2,792          2,792
   Properties held for sale   . . . . . . . . . . . . . . . . . . . . . .          2,933          2,806
                                                                               ---------      ---------

Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        158,647        177,789

Investment in unconsolidated affiliate  . . . . . . . . . . . . . . . . .          9,250          8,702


Property and equipment
   Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,653         16,023
   Buildings and improvements   . . . . . . . . . . . . . . . . . . . . .         96,653         86,212
   Store fixtures and equipment   . . . . . . . . . . . . . . . . . . . .         68,338         72,757
   Property subject to capital leases   . . . . . . . . . . . . . . . . .         14,368         14,368
                                                                               ---------      ---------
                                                                                 200,012        189,360


   Less accumulated depreciation and amortization   . . . . . . . . . . .         81,385         83,534
                                                                               ---------      ---------
                                                                                 118,627        105,826


Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .          4,975          4,975
Deferred debt issuance cost, net  . . . . . . . . . . . . . . . . . . . .          6,423          5,833
Lease guarantee escrow  . . . . . . . . . . . . . . . . . . . . . . . . .          5,584          6,395
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,576          8,809
                                                                               ---------      ---------


Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 314,082      $ 318,329
                                                                               =========      =========





          See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)
                      (In thousands, except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                SEPT. 24,       MAR. 24,
                                                                                  1995            1996
                                                                               ----------     ----------
Current Liabilities
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . .      $  67,604      $  59,979
   Accrued payroll and related expenses   . . . . . . . . . . . . . . . .         22,289         23,213
   Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .         22,653         26,534
   Current portion of capital lease obligations   . . . . . . . . . . . .          1,087          1,087
                                                                               ---------      ---------

Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .        113,633        110,813

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        165,000        165,000
Capital lease obligations, less current portion . . . . . . . . . . . . .          8,099          7,567
Long-term portion of self-insurance reserves  . . . . . . . . . . . . . .         13,772         13,772

Series B Preferred Stock  . . . . . . . . . . . . . . . . . . . . . . . .              -         69,365

Stockholders' equity
   Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares - 50,000 in 1995, 0 in 1996   . . . .              1              -
   Class A Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares - 50,000  . . . . . . . . . . . . . .              1              1
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . .         12,715         12,715
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .         15,511        (46,254)
   Less option to acquire stock   . . . . . . . . . . . . . . . . . . . .        (14,650)       (14,650)
                                                                               ---------      ---------

Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .         13,578        (48,188)
                                                                               ---------      ---------

Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .      $ 314,082      $ 318,329
                                                                               =========      =========





          See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
               (In thousands, except per share and share amounts)


                                                                                     26 Weeks Ended
                                                                                     --------------
                                                                                  MAR. 26,      MAR. 24,
                                                                                   1995           1996
                                                                                ----------    -----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 781,216     $  814,963
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .         608,336        629,154
                                                                                ---------     ----------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         172,880        185,809

Operating expenses
   Selling, general and administrative expenses   . . . . . . . . . . . .         151,146        155,616
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .           5,676          6,162
   Consulting fees  . . . . . . . . . . . . . . . . . . . . . . . . . . .             748            750
                                                                                ---------     ----------
Total operating expenses  . . . . . . . . . . . . . . . . . . . . . . . .         157,570        162,528
                                                                                ---------     ----------
Operating profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,310         23,281

Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             320            707
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (10,221)        (9,924)
Equity in earnings (loss) from unconsolidated affiliate . . . . . . . . .            (264)          (548)
Other income - net  . . . . . . . . . . . . . . . . . . . . . . . . . . .             108           (176)
                                                                                ---------      ---------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . .           5,253         13,340
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,100          5,402
                                                                                ---------     ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   3,153     $    7,938
                                                                                ---------     ----------
   Less preferred dividends   . . . . . . . . . . . . . . . . . . . . . .               -     $      339
                                                                                ---------     ----------
Earnings available to common shareholders . . . . . . . . . . . . . . . .       $   3,153     $    7,599
                                                                                =========     ==========

Earnings per common share:  . . . . . . . . . . . . . . . . . . . . . . .       $   31.53     $    79.71
                                                                                =========     ==========

Average common shares outstanding . . . . . . . . . . . . . . . . . . . .         100,000         95,330
                                                                                  =======         ======

Shares outstanding at end of period . . . . . . . . . . . . . . . . . . .         100,000         50,000
                                                                                  =======         ======





          See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
               (In thousands, except per share and share amounts)


                                                                                    13 Weeks Ended
                                                                                ------------------------
                                                                                 MAR. 26,      MAR. 24,
                                                                                   1995          1996
                                                                                ---------     ----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 390,574     $  406,223
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .         304,379        312,675
                                                                                ---------     ----------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          86,195         93,548

Operating expenses
   Selling, general and administrative expenses   . . . . . . . . . . . .          75,256         77,803
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .           2,875          3,104
   Consulting fees  . . . . . . . . . . . . . . . . . . . . . . . . . . .             373            375
                                                                                ---------     ----------
Total operating expenses  . . . . . . . . . . . . . . . . . . . . . . . .          78,504         81,282
                                                                                ---------     ----------
Operating profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,691         12,266

Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             175            449
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,148)        (4,966)
Equity in earnings (loss) from unconsolidated affiliate . . . . . . . . .            (171)          (276)
Other income - net  . . . . . . . . . . . . . . . . . . . . . . . . . . .             117           (178)
                                                                                ---------     ----------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . .           2,664          7,295
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,064          2,954
                                                                                ---------     ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   1,600     $    4,341
                                                                                ---------     ----------
   Less preferred dividends   . . . . . . . . . . . . . . . . . . . . . .               -     $      339
                                                                                ---------     ----------
Earnings available to common shareholders . . . . . . . . . . . . . . . .       $   1,600     $    4,002
                                                                                =========     ==========

Earnings per common share . . . . . . . . . . . . . . . . . . . . . . . .       $   16.00     $    44.14
                                                                                =========     ==========

Average common shares outstanding . . . . . . . . . . . . . . . . . . . .         100,000         90,659
                                                                                  =======         ======

Shares outstanding at end of period . . . . . . . . . . . . . . . . . . .         100,000         50,000
                                                                                  =======         ======





          See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                    26 Weeks Ended
                                                                                 -----------------------
                                                                                  MAR. 26,      MAR. 24,
                                                                                   1995           1996
                                                                                 ---------    ----------
OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 3,153       $  7,938
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .          5,676          6,162
   Provision for deferred income taxes  . . . . . . . . . . . . . . . . .              1              -
   (Gain) loss on disposals of assets   . . . . . . . . . . . . . . . . .           (108)           176
   Net undistributed loss in investment in unconsolidated affiliate   . .            264            548
   Changes in operating assets and liabilities:
     (Increase) decrease in receivables . . . . . . . . . . . . . . . . .            (57)        (1,417)
     (Increase) decrease in inventories . . . . . . . . . . . . . . . . .            269           (922)
     (Increase) decrease in prepaid expenses  . . . . . . . . . . . . . .           (251)          (825)
     (Increase) decrease in other assets  . . . . . . . . . . . . . . . .         (2,085)           859
     Increase (decrease) in accounts payable  . . . . . . . . . . . . . .         (2,229)        (7,625)
     Increase (decrease) in accrued liabilities and long-term
       portion of self-insurance reserves   . . . . . . . . . . . . . . .            218          2,221
                                                                                 -------       --------
Net cash (used by) provided by operating activities . . . . . . . . . . .          4,851          7,115
                                                                                 -------       --------
INVESTING ACTIVITIES:
Purchase of property and equipment  . . . . . . . . . . . . . . . . . . .         (5,239)        (8,704)
Proceeds from sale of property and equipment and properties
 held for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            154         18,565
                                                                                 -------       --------
Net cash (used in) provided by investing activities . . . . . . . . . . .         (5,085)          9,861
                                                                                 -------       --------
FINANCING ACTIVITIES:
Proceeds from notes payable borrowings  . . . . . . . . . . . . . . . . .            100              -
Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . .              -           (339)
Redemption of common stock  . . . . . . . . . . . . . . . . . . . . . . .              -        (69,365)
Issuance of preferred stock . . . . . . . . . . . . . . . . . . . . . . .              -         69,365
Principal payments on long-term debt and capital lease obligations  . . .           (576)          (532)
                                                                                 -------       --------
Net cash (used by) financing activities . . . . . . . . . . . . . . . . .           (476)          (871)
                                                                                 -------       --------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . .           (710)        16,105
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .         21,289         26,308
                                                                                 -------       --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .        $20,579       $ 42,413
                                                                                 =======       ========
SUPPLEMENTARY INFORMATION:
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 9,806       $  9,703
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   768       $  3,775




          See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 MARCH 24, 1996


NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of March 26, 1995 and March 24, 1996 and the results of its operations and cash flows for the twenty-six weeks ended March 26, 1995 and March 24, 1996. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the twenty-six weeks ended March 24, 1996 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INCOME TAXES

     The provision for income taxes for the twenty-six weeks ended March 26, 1995 and March 24, 1996 consists of the following:

                                                                       26 Weeks Ended
                                                               --------------------------------
                                                               Mar. 26, 1995      Mar. 24, 1996
                                                               -------------      -------------
                                                                         (In thousands)

      Federal Income Taxes                                       $   1,798          $   4,635
      State Income Taxes                                               302                767
                                                                 ---------          ---------
                                                                 $   2,100          $   5,402
                                                                 =========          =========

NOTE 3 - CONVERSION OF COMMON STOCK INTO SERIES B PREFERRED STOCK

     In March 1994, the Company acquired, for $14.7 million, an option to purchase all, but not less than all, shares of the Common Stock held by Craig for a cash purchase price of $60.0 million plus an adjustment factor equal to 8.833% per annum from March 8, 1994 to March 8, 1996, compounded annually and $69,365,000 thereafter, provided the Common Stock of the Company held by Craig is converted into shares of Series B Preferred Stock of the Company.

     The Option Agreement also included an option available to the Company to convert the Company's 50,000 shares of Common Stock held by Craig Corporation into 693,650 shares of 10.5% Series B Preferred Stock on or before March 8, 1996.

     Effective March 8, 1996, the Company exercised its option and converted the Company's 50,000 shares of Common Stock held by Craig Corporation into 693,650 shares of the Company's Series B Preferred Stock. The Series B Preferred Stock is redeemable by the Company in whole but not in part for $69.4 million plus accrued and unpaid dividends. The holders of the Series B Preferred Stock can, beginning in the year 2009, cause the Company to redeem such Preferred Stock. Dividends on the Preferred Stock will be paid quarterly in arrears at the rate of 10.5% per annum through September 2002, and beginning in October 2002, will increase to 12% per annum and will increase by 100 basis points per year thereafter to a maximum rate of 15% per annum.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 MARCH 24, 1996


NOTE 4 - CONSULTING AGREEMENT AND COVENANT NOT TO COMPETE

     Pursuant to the Consulting Agreement dated as of September 3, 1993 (the "Consulting Agreement"), effective and commencing March 8, 1994, Craig will render consulting services to the Company for a five-year period. In consideration for such consulting services, the Company will pay Craig $1.5 million per year, payable quarterly during the term of the Consulting Agreement. The Company will have the right to terminate its obligations under the Consulting Agreement in the event it exercises its option to purchase the Common Stock or Series B Preferred Stock owned by Craig. Additionally, in accordance with the terms of the Consulting Agreement, Craig has agreed not to engage in any business that competes with the Company in any of the five counties in which the Company operates until the end of the five-year period of the Consulting Agreement. The Company paid Craig $5.0 million March 8, 1994 which is amortized to earnings over the five-year term of the covenant not to compete included in the Consulting Agreement.

NOTE 5 - UNCONSOLIDATED AFFILIATE

     The Company owns 49.6% of Santee Dairies, Inc. ("Santee"), an operator of a fluid milk processing plant located in Los Angeles, California. The Company purchases a substantial portion of the fluid milk products offered for sale in its supermarkets from Santee. The Company does not provide any guarantees regarding the Santee operations. Accordingly, the Company accounts for its investment in Santee using the equity method of accounting.

NOTE 6 - RECLASSIFICATIONS

     Certain amounts in the prior periods have been reclassified to conform to the current period financial statement presentation.

                           STATER BROS. HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I - FINANCIAL INFORMATION (CONTD.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OWNERSHIP OF THE COMPANY
         Effective March 8, 1996, La Cadena Investments ("La Cadena") became the sole Common Shareholder of the Company and holds all of the shares of Class A Common Stock which are entitled to 1.1 votes per share. La Cadena Investments is a California General Partnership whose partners include Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company and other members of senior management of the Company. Jack H. Brown has a majority interest in La Cadena and is the managing general partner with the power to vote the shares of the Company held by La Cadena.

         RECAPITALIZATION TRANSACTION
         In March 1994, the Company completed a Recapitalization Transaction (the "Recapitalization") which transferred effective voting control of the Company to La Cadena, reclassified the Company's outstanding equity, provided for certain cash payments and distributions to Craig Corporation ("Craig"), previously a shareholder of the Company, and provided the Company with an option to acquire Craig's remaining equity in Stater Bros. Holdings Inc. The Recapitalization was funded through an offering of $165.0 million of 11% Senior Notes due 2001 which are listed and trade on the American Stock Exchange.

         Effective March 8, 1996, pursuant to options available to the Company included in a certain Option Agreement entered into in March 1994, as part of the Recapitalization between the Company and Craig Corporation, the Company exercised its right to convert all of the Common Stock held by Craig Corporation into 693,650 shares of 10.5% Series B Preferred Stock. The redemption value of the Series B Preferred Stock is $100 per share for an aggregate value of $69,365,000. Dividends on the Series B Preferred Stock will be paid quarterly in arrears.

         RESULTS OF OPERATIONS
         The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and twenty-six weeks ended March 24, 1996 and March 26, 1995.

                                                     Thirteen Weeks           Twenty-Six Weeks
                                                     --------------           ----------------
                                                    1996         1995        1996           1995
                                                    ----         ----        ----           ----
          Sales                                    100.00%     100.00%      100.00%        100.00%
          Gross profit                              23.03       22.07        22.80          22.13
          Selling, general and
           administrative expense                   19.16       19.27        19.09          19.35
          Depreciation and amortization               .76         .74          .76            .73
          Consulting fees                             .09         .10          .09            .09
          Other (income)(net)                           -        (.03)           -           (.02)
          Interest expense                           1.22        1.31         1.22          1 .31
          Earnings before income taxes               1.80%        .68%        1.64%           .67%


                           STATER BROS. HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS (CONTD.)
         Total sales for the thirteen weeks ended March 24, 1996 increased 4.0% and amounted to $406.2 million compared to $390.6 million for the like period in 1995. Total sales for the twenty-six weeks year to date ended March 24, 1996 increased 4.3% and amounted to $815.0 million compared to $781.2 million for the same period in 1995. Like store sales increased 4.5% for the quarter and increased 4.9% for the year to date period. The Company operated 110 supermarkets at March 24, 1996 and at March 26, 1995.

         Gross profits for the thirteen weeks ended March 24, 1996, amounted to $93.6 million or 23.03% of sales compared to $86.2 million or 22.07% of sales in the same period of the prior year. During the quarter ended March 24, 1996, the Company continued to introduce higher gross margin products into its supermarkets, such as prepackaged gourmet vegetables and fresh cut flowers. For the twenty-six week year to date period, gross profits increased to $185.8 million or 22.80% of sales compared to $172.9 million or 22.13% of sales in the prior year. The increase in gross profits for the year to date period, is due to increased efficiencies in the Company's warehousing and transportation departments and the introduction of higher gross margin products, such as prepackaged gourmet vegetables and fresh cut flowers and a decrease in sustained competitive activity in the current year when compared to the prior year.

         Operating expenses include selling, general and administrative expenses, depreciation and amortization expenses and consulting fees. For the thirteen weeks ended March 24, 1996, selling, general and administrative expenses amounted to $77.8 million or 19.16% of sales compared to $75.3 million or 19.27% of sales for the like period of the prior year. For the year to date period, selling, general and administrative expenses amounted to $155.6 million or 19.09% of sales compared to $151.1 million or 19.35% of sales for the like period of the prior year. Selling, general and administrative expenses for the thirteen and twenty-six weeks ended March 24, 1996 reflect reductions in expenses for employer contributions to collective bargaining benefits trust of $2.4 million for the quarter and $3.8 million year to date. Such collective bargaining health care benefits trust was over-funded and employer monthly contributions to the trust were suspended for the months of December 1995 and January 1996.

         Depreciation and amortization expenses amounted to $3.1 million and $6.2 million for the second quarter and year to date periods ended March 24, 1996, respectively, and included amortization of a prepaid five-year covenant not to compete between the Company and Craig which became effective as of March 8, 1994. Depreciation and amortization expense amounted to $2.9 million and $5.7 million for the quarter and year to date periods of the prior year.

         In conjunction with the March 1994 Recapitalization Transaction, the Company entered into a five-year consulting and covenant not to compete agreement (the "Consulting Agreement") with Craig Corporation. The

                           STATER BROS. HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS (CONTD.)
         Consulting Agreement provided for a prepayment of $5.0 million, which is amortized to expense over the five-year term of the covenant not to compete. The Consulting Agreement also provides for annual consulting payments of $1.5 million, paid quarterly in arrears. The requirement to make annual consulting payments may, at the election of the Company, be terminated if the Company acquires Craig's remaining equity in the Company prior to the expiration date of the Consulting Agreement. Accordingly, amortization of the prepaid covenant not to compete amounted to $250,000 and $500,000, respectively, for the thirteen and twenty-six weeks ended March 24, 1996 and March 26, 1995 and is included in depreciation and amortization expense. Additionally, annual consulting fees paid or accrued to the benefit of Craig amounted to $375,000 and $373,000, for the thirteen weeks and $750,000 and $748,000, for the twenty-six weeks ended March 24, 1996 and March 26, 1995, respectively.

         Operating profits for the second quarter of 1996 amounted to $12.3 million or 3.02% of sales, compared to $7.7 million or 1.97% of sales in the second quarter of 1995. Operating profits for the twenty-six weeks year to date ended March 24, 1996, amounted to $23.3 million or 2.86% of sales, compared to $15.3 million or 1.96% of sales for the like period in 1995.

         Interest expense amounted to $5.0 million and $5.2 million for the second quarters of 1996 and 1995, respectively. For the year to date periods of 1996 and 1995, interest expense amounted to $10.0 million and $10.2 million, respectively. Interest expense in the second quarter and year to date periods of 1996, includes amortization of $295,000 and $590,000, respectively, from fees and expenses incurred to acquire debt, compared to $347,000 and $673,000 for the same period in 1995.

         Income before income taxes amounted to $7.3 million and $2.7 million for the second quarters of 1996 and 1995, respectively, and amounted to $13.3 million and $5.3 million for the year to date periods of 1996 and 1995, respectively.

         Net income for the second quarters of 1996 and 1995 amounted to $4.3 million or 1.07% of sales and $1.6 million or .41% of sales, respectively, and for the year to date periods for 1996 and 1995, amounted to $7.9 million or .97% of sales and $3.2 million or .40% of sales, respectively.


         LIQUIDITY AND CAPITAL RESOURCES
         The Company historically has funded its daily cash flow requirements through funds generated from operations and through borrowings from short-term revolving credit facilities.

         Working capital amounted to $67.0 million at March 24, 1996 and $45.0 million at September 24, 1995 and the Company's current ratios were 1:60:1, and 1.40:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

                           STATER BROS. HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES (CONTD.)
         Net cash provided by operating activities for the twenty-six weeks ended March 24, 1996 amounted to $7.1 million. Fluctuations in operating assets and liabilities are not unusual in the supermarket industry. Net cash provided by operating activities amounted to $4.9 million in the 1995 year to date period.

         Net cash provided by investing activities for the twenty-six weeks ended March 24, 1996, amounted to $9.9 million compared to net cash used in investing activities of $5.1 million in the like period of fiscal 1995. The difference in net cash used in investing activities between the comparable periods in 1996 and 1995 is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions. Capital expenditures for the twenty-six week year to date periods amounted to $8.7 million in 1996 and $5.2 million in 1995. On January 31, 1996, the Company completed a sale and leaseback transaction involving five of its supermarkets with an unrelated third party. Gross proceeds from the transaction were approximately $18.5 million. As part of the sale and leaseback transaction, the Company entered into leases for the five supermarkets with initial terms of 20 years. No gain or loss was recognized in conjunction with the sale of the five supermarkets. Proceeds from the sale and leaseback transaction will be used to fund an accelerated capital expenditure program, including the construction of new supermarkets and the remodeling of existing supermarkets.

         Capital expenditures through March 24, 1996, have been financed primarily from cash provided by operating activities and proceeds from the sale and leaseback transaction and consist primarily of costs incurred to build a replacement supermarket which opened in February 1996 and to fund supermarket remodels.

         Net cash used by financing activities for the twenty-six weeks ended March 24, 1996 amounted to $.9 million compared to $.5 million in the 1995 year to date period. The increase in net cash used by financing activities in 1996, when compared to 1995, was due primarily to the accretion of preferred dividends which commenced on March 8, 1996.

         Management believes that operating cash flow, funds available to the Company from its revolving credit facility and funds derived from leases will be sufficient to meet the Company's currently identified operating needs and scheduled capital expenditures. However, there can be no assurance that cash provided through future lease financing will be available to the Company.

          THE BANK FACILITIES
         Stater Bros. Markets, the Company's operating subsidiary, and Bank of America National Trust and Savings Association (the "Bank") entered into a Credit Agreement in March 1994, as amended, whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $11 million which was available at

                           STATER BROS. HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES (CONTD.)
          THE BANK FACILITIES (CONTD.)
         March 24, 1996 and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $20.0 million (collectively, the "Bank Facilities")

         As of March 24, 1996 approximately $5.2 million of the LC Facility was available to the Company. The Bank Credit Agreement expires on June 1, 1996 and the Company intends to renew or replace the Bank Facility.

         The Company is subject to certain covenants associated with its 11% Senior Notes due 2001 and covenants included in the Credit Agreement between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company. As of March 24, 1996, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

          THE PREFERRED STOCK CONVERSION

         In March 1994, the Company acquired, for $14.7 million, an option to purchase all, but not less than all, shares of the Common Stock held by Craig for a cash purchase price of $60.0 million plus an adjustment factor equal to 8.833% per annum from March 8, 1994 to March 8, 1996, compounded annually and $69,365,000 thereafter, provided the Common Stock held by Craig is converted into shares of Series B Preferred Stock of the Company.

         The Option Agreement also included an option available to the Company to convert the Company's 50,000 shares of Common Stock held by Craig Corporation into 693,650 shares of 10.5% Series B Preferred Stock on or before March 8, 1996.

         Effective March 8, 1996, the Company exercised its option to convert the Company's 50,000 shares of Common Stock held by Craig Corporation into 693,650 shares of the Company's Series B Preferred Stock. The Series B Preferred Stock is redeemable by the Company in whole but not in part for $69.4 million plus accrued and unpaid dividends. The holders of the Series B Preferred Stock can, beginning in the year 2009, cause the Company to redeem such Preferred Stock. Dividends on the Preferred Stock will be paid quarterly in arrears at the rate of 10.5% per annum through September 2002, and beginning in October 2002, will increase to 12% per annum and will increase by 100 basis points per year thereafter to a maximum rate of 15% per annum.

          LABOR RELATIONS
         The Company and other major supermarket employers in Southern California negotiated a four-year contract, beginning October 1995, with the United

                           STATER BROS. HOLDINGS INC.
                                 MARCH 24, 1996

         LIQUIDITY AND CAPITAL RESOURCES (CONTD.)
          LABOR RELATIONS (CONTD.)
         Food and Commercial Workers Union. The Company's collective bargaining agreement with the International Brotherhood of Teamsters was renewed for four years in September 1994. Management believes it has good relations with its employees.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending routine legal actions and claims will not have a material adverse effect on the Company's consolidated financial position.

         For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Consolidated Financial Statements section of the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1995.


ITEM 2.  CHANGES IN SECURITIES
         Effective March 8, 1996, pursuant to options available to the Company included in a certain Option Agreement entered into as part of the Recapitalization and between the Company and Craig Corporation, the Company exercised its right to convert the 50,000 shares of the Company's Common Stock held by Craig into 693,650 shares of the Company's Series B Preferred Stock.

         The Series B Preferred Stock is redeemable by the Company in whole but not in part for $69.4 million plus accrued and unpaid dividends. The holders of the Series B Preferred Stock can, beginning in the year 2009, cause the Company to redeem such Preferred Stock. Holders of the Series B Preferred Stock will have the right to elect one director of the Company. In addition, as long as all the shares of Series B Preferred Stock are beneficially owned by Craig, the holder of the Series B Preferred Stock will have the right to vote as a single class with holders of all other voting stock of the Company, and the voting power of the Series B Preferred Stock will equal 20% of the total voting power of such combined class. In the event dividends on the Series B Preferred Stock in respect of any two or more quarterly dividend periods shall be and remain unpaid, so long as the majority of the shares of Series B Preferred Stock are beneficially owned by Craig, the holders of the Series B Preferred Stock will have the right to elect a majority of the Company's directors. In the event Craig ceases to be the

                           STATER BROS. HOLDINGS INC.
                                 MARCH 24, 1996

ITEM 2.  CHANGES IN SECURITIES (CONTD.)
         beneficial owner of a majority of the Series B Preferred Stock, the right of the holders of the Series B Preferred Stock to elect one director will be suspended, and if dividends on the Series B Preferred Stock in respect of any two or more quarterly dividend periods shall be and remain unpaid, the holders of the Series B Preferred Stock will have the right to elect only two directors of the Company.

         Dividends on the Series B Preferred Stock commenced to accrue on March 8, 1996, at the rate of 10.5% per annum for the first 78 months. Commencing with the 79th month, the dividend rate will increase to 12% per annum, and will further increase each twelfth month thereafter by 100 basis points per year, to a maximum rate of 15% per annum.

         In the event of any liquidation of the Company, the holders of the Series B Preferred Stock will be entitled to receive $100 per share before any distribution is made to holders of Junior Stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibits are as follows:


                     EXHIBIT NO.               DESCRIPTION
                     -----------               -----------
                         3.1               (1) Certificate of Incorporation of the Company.
                         3.2               (1) By-Laws of the Company.
                         4.1               (1) Indenture between the Company and IBJ Schroder Bank & Trust Company, as
                                               Trustee, for $165,000,000 11% Senior Notes due 2001, dated as of March 8, 1994
                                               (the "Indenture").





                           STATER BROS. HOLDINGS INC.
                                 MARCH 24, 1996

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (contd.)

         (a) Exhibits (contd.)

                     EXHIBIT NO.               DESCRIPTION
                     -----------               -----------
                         4.2               (1) Global Notes of the Company issued pursuant to the Indenture.
                         4.3               (1) Registration Rights Agreement among the Company and PaineWebber Incorporated dated
                                               March 8, 1994.
                        10.1               (1) Reclassification Agreement dated September 3, 1993, by and among the Company,
                                               Craig and La Cadena.
                        10.2               (1) Amendment to Reclassification Agreement, dated January 12, 1994, by and among the
                                               Company, Craig and La Cadena.
                        10.3               (1) Agreement of Stockholders dated May 10, 1989, by and among the Company, Craig and
                                               La Cadena.
                        10.4               (1) Amendment to Agreement of Stockholders dated   September 3, 1993, by and among the
                                               Company, Craig, Craig Management, Inc. ("CMI") and La Cadena.
                        10.5               (1) Option Agreement dated September 3, 1993, by and between the Company and Craig.
                        10.6               (1) Amendment to Option Agreement dated January 12, 1994, by and between the Company and Craig.
                        10.7               (1) Consulting Agreement dated September 3, 1993, by and between the Company, Craig and CMI.
                        10.8               (1) Letter Agreement regarding Consulting Agreement, dated March 8,1994, by and between the Company, Craig and CMI.
                        10.9               (1) Second Amended and Restated Stock Agreement dated January 12, 1994, by and among the Company, Craig, CMI, La Cadena and James J. Cotter.
                        10.10              (1) Security Agreement dated March 8, 1994, by and between the Company and Craig.
                        10.12              (1) Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association.





                           STATER BROS. HOLDINGS INC.
                                 MARCH 24, 1996

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (contd.)

          (a) Exhibits (contd.)

                     EXHIBIT NO.               DESCRIPTION
                     -----------               -----------
                        10.12(a)           (2) Amendment dated June 23, 1995 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association.
                        10.13              (1) Continuing Guaranty dated March 8, 1994, of Stater Bros. Development, Inc. in favor of Bank of America Trust and Savings Association.
                        10.15              (1) Subordination Agreement dated March 8, 1994, by and among the Company, Stater
                                               Bros. Markets and Bank of America Trust and Savings Association.
                        10.16              (1) Amended and Restated Sublease Agreement dated June 1, 1983, between Wren Leasing
                                               Corp., as Lessor, and Stater Bros. Markets, as Lessee.
                        10.17              (1) Preferred Stock Agreement dated March 22, 1983, between Stater Bros. Markets and
                                               Petrolane Incorporated.
                        10.18              (1) Escrow Agreement dated September 19, 1985, by and among Stater Bros. Markets,
                                               Petrolane Incorporated and First Interstate Bank of California.
                        11                     Calculation of Earnings per common share.
                        27                     Financial Data Schedule

                         --------------------------------------------------------------

          (1) Previously filed with the Securities and Exchange
              Commission as an exhibit to Registration Statement
              S-4 No. 33-77296 dated July 21, 1994.

          (2) Previously filed with the Securities and Exchange
              Commission as an Exhibit to the Registrant's
              Quarterly Report on Form 10-Q dated June 25, 1995 and filed on August 8, 1995.

          Copies of Exhibits listed herein can be obtained by writing and requesting such Exhibits from: Corporate
          Secretary, P. O. Box 150, Colton, California 92324.

          (b) Reports on Form 8-K
              None

                           STATER BROS. HOLDINGS INC.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            Date:  May 6, 1996                     /s/  Jack H. Brown
                                                  ----------------------------
                                                  Jack H. Brown
                                                  Chairman of the Board,
                                                  President, and Chief
                                                  Executive Officer



            Date:  May 6, 1996                    /s/   Dennis N. Beal
                                                  ----------------------------
                                                  Dennis N. Beal
                                                  Vice President,
                                                  Finance and Chief
                                                  Financial Officer (Chief
                                                  Accounting Officer)