Form 10-Q
period 1996-06-23
STATER BROS HOLDINGS INC
filed 1996-08-07
CIK 882829

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                         EXCHANGE ACT OF 1934


                  For the quarterly period ended June 23, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---                        EXCHANGE ACT OF 1934

                      For the transition from ____ to ____

                        Commission file number 001-13222
                                               ---------
                           STATER BROS. HOLDINGS INC.
          (Exact name of registrant as specified in its charter)


                  Delaware                                      33-0350671
                  --------                                      ----------
 (State or other jurisdiction of incorporation or        (I.R.S. Employer Identification No.)
                  organization)


                  21700 Barton Road
                  Colton, California                            92324
                  ------------------                            -----
           (Address of principal executive offices)           (Zip Code)


  Registrant's telephone number, including area code           (909) 783-5000
                                                               --------------

                                 Not Applicable
                                 --------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO    .
                                       ---     ---

             As of July 17, 1996, there were issued and outstanding 50,000 shares of the registrant's Class A Common Stock

                           STATER BROS. HOLDINGS INC.
                                 JUNE 23, 1996


                                     INDEX



PART I           FINANCIAL INFORMATION (UNAUDITED)                                             PAGE
- - - ------           ---------------------------------                                             ----
ITEM 1.          FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 24, 1995
                    AND JUNE 23, 1996                                                           3

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 39 WEEKS ENDED
                    JUNE 25, 1995 AND JUNE 23, 1996                                             5

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13 WEEKS ENDED
                    JUNE 25, 1995 AND JUNE 23, 1996                                             6

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE 39 WEEKS
                    ENDED JUNE 25, 1995 AND JUNE 23, 1996                                       7

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                         8

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                           10


PART II          OTHER INFORMATION
- - - -------          -----------------

ITEM 1.          LEGAL PROCEEDINGS                                                             15

ITEM 2.          CHANGES IN SECURITIES                                                         15

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES                                               16

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           16

ITEM 5.          OTHER INFORMATION                                                             16

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                              16


SIGNATURES                                                                                     19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
- - - -------

                           STATER BROS. HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                                SEPT. 24,       JUNE 23,
                                                                                 1995            1996
                                                                              ----------       ---------
Current Assets
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .      $  26,308      $  49,859
   Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,877         18,461
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        107,146        108,788
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . .          3,591          4,172
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .          2,792          2,792
   Properties held for sale   . . . . . . . . . . . . . . . . . . . . . .          2,933          2,795
                                                                               ---------      ---------

Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        158,647        186,867

Investment in unconsolidated affiliate  . . . . . . . . . . . . . . . . .          9,250          8,315


Property and equipment
   Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,653         16,023
   Buildings and improvements   . . . . . . . . . . . . . . . . . . . . .         96,653         86,989
   Store fixtures and equipment   . . . . . . . . . . . . . . . . . . . .         68,338         75,571
   Property subject to capital leases   . . . . . . . . . . . . . . . . .         14,368         14,368
                                                                               ---------      ---------
                                                                                 200,012        192,951


   Less accumulated depreciation and amortization   . . . . . . . . . . .         81,385         85,092
                                                                               ---------      ---------
                                                                                 118,627        107,859


Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .          4,975          4,973
Deferred debt issuance cost, net  . . . . . . . . . . . . . . . . . . . .          6,423          5,538
Lease guarantee escrow  . . . . . . . . . . . . . . . . . . . . . . . . .          5,584          6,471
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,576          8,523
                                                                               ---------      ---------

Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 314,082      $ 328,546
                                                                               =========      =========





         See accompanying notes to unaudited consolidated financial statements.

                            STATER BROS. HOLDINGS INC.
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)
                      (In thousands, except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   Sept. 24,          June 23,
                                                      1995              1996
                                                   --------           -------
Current Liabilities
   Accounts payable                               $  67,604          $  62,655
   Accrued payroll and related expenses              22,289             23,467
   Other accrued liabilities                         22,653             29,698
   Current portion of capital lease obligations       1,087              1,087
                                                  ---------          ---------

Total current liabilities                           113,633            116,907

Long-term debt                                      165,000            165,000
Capital lease obligations, less current portion       8,099              7,293
Long-term portion of self-insurance reserves         13,031             13,031
Other long-term liabilities                             741              2,569

Series B Preferred Stock                                  -             69,365

Stockholders' equity
   Common Stock, $.01 par value:
        Authorized shares - 100,000
        Issued and outstanding shares - 50,000 in
        1995, 0 in 1996                                   1                  -
   Class A Common Stock, $.01 par value:
        Authorized shares - 100,000
        Issued and outstanding shares - 50,000            1                  1
   Additional paid-in capital                        12,715             12,715
   Retained earnings                                 15,511            (43,685)
   Less option to acquire stock                     (14,650)           (14,650)
                                                  ---------          ---------
Total stockholders'equity                            13,578            (45,619)
                                                  ---------          ---------

Total liabilities and stockholders' equity        $ 314,082          $ 328,546
                                                  =========          =========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
               (In thousands, except per share and share amounts)


                                                                                    39 Weeks Ended
                                                                              --------------------------
                                                                                  JUNE 25,      JUNE 23,
                                                                                   1995           1996
                                                                             ------------    ------------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,177,288     $1,244,312
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .         914,424        959,246
                                                                               ----------     ----------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         262,864        285,066

Operating expenses
   Selling, general and administrative expenses   . . . . . . . . . . . .         229,170        239,252
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .           8,622          9,220
   Consulting fees  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,122          1,125
                                                                               ----------     ----------
Total operating expenses  . . . . . . . . . . . . . . . . . . . . . . . .         238,914        249,597
                                                                               ----------     ----------

Operating profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,950         35,469


Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             608          1,309
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (15,227)       (14,943)
Equity in earnings (loss) from unconsolidated affiliate . . . . . . . . .            (562)          (935)
Other income - net  . . . . . . . . . . . . . . . . . . . . . . . . . . .              89           (187)
                                                                               ----------     ----------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . .           8,858         20,713
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,543          8,390
                                                                               ----------     ----------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    5,315     $   12,323
                                                                               ----------     ----------

   Less preferred dividends   . . . . . . . . . . . . . . . . . . . . . .               -          2,155
                                                                               ----------     ----------
Earnings available to common shareholders . . . . . . . . . . . . . . . .      $    5,315     $   10,168
                                                                               ==========     ==========

Earnings per common share:  . . . . . . . . . . . . . . . . . . . . . . .      $    53.15     $   126.75
                                                                               ==========     ==========

Average common shares outstanding . . . . . . . . . . . . . . . . . . . .         100,000         80,220
                                                                               ==========     ==========

Shares outstanding at end of period . . . . . . . . . . . . . . . . . . .         100,000         50,000
                                                                               ==========     ==========


         See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
               (In thousands, except per share and share amounts)


                                                                                    13 Weeks Ended
                                                                                ------------------------
                                                                                 JUNE 25,      JUNE 23,
                                                                                   1995          1996
                                                                                ----------    ----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 396,072     $  429,349
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .         306,088        330,092
                                                                                ---------     ----------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          89,984         99,257

Operating expenses
   Selling, general and administrative expenses   . . . . . . . . . . . .          78,024         83,636
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .           2,946          3,058
   Consulting fees  . . . . . . . . . . . . . . . . . . . . . . . . . . .             374            375
                                                                                ---------     ----------
Total operating expenses  . . . . . . . . . . . . . . . . . . . . . . . .          81,344         87,069
                                                                                ---------     ----------

Operating profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,640         12,188

Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             288            602
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,006)        (5,019)
Equity in earnings (loss) from unconsolidated affiliate . . . . . . . . .            (298)          (387)
Other income - net  . . . . . . . . . . . . . . . . . . . . . . . . . . .             (19)           (11)
                                                                                ---------     ----------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . .           3,605          7,373
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,443          2,988
                                                                                ---------     ----------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   2,162     $    4,385
                                                                                ---------     ----------


   Less preferred dividends   . . . . . . . . . . . . . . . . . . . . . .               -          1,816
                                                                                ---------     ----------
Earnings available to common shareholders . . . . . . . . . . . . . . . .       $   2,162     $    2,569
                                                                                =========     ==========

Earnings per common share . . . . . . . . . . . . . . . . . . . . . . . .       $   21.62     $    51.38
                                                                                =========     ==========

Average common shares outstanding . . . . . . . . . . . . . . . . . . . .         100,000         50,000
                                                                                =========     ==========

Shares outstanding at end of period . . . . . . . . . . . . . . . . . . .         100,000         50,000
                                                                                =========     ==========


          See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                     39 Weeks Ended
                                                                                 ----------------------
                                                                                  JUNE 25,      JUNE 23,
                                                                                    1995          1996
                                                                                 ---------     ---------
OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 5,315       $ 12,323
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .          8,622          9,220
   Provision for deferred income taxes  . . . . . . . . . . . . . . . . .            670              2
   (Gain) loss on disposals of assets   . . . . . . . . . . . . . . . . .            (89)           187
   Net undistributed loss in investment in unconsolidated affiliate   . .            562            935
   Changes in operating assets and liabilities:
     (Increase) decrease in receivables . . . . . . . . . . . . . . . . .           (333)        (2,584)
     (Increase) decrease in inventories . . . . . . . . . . . . . . . . .         (2,654)        (1,642)
     (Increase) decrease in prepaid expenses  . . . . . . . . . . . . . .           (588)          (581)
     (Increase) decrease in other assets  . . . . . . . . . . . . . . . .         (1,324)         1,167
     Increase (decrease) in accounts payable  . . . . . . . . . . . . . .            876         (4,949)
     Increase (decrease) in accrued liabilities and long-term
     portion of self-insurance reserves   . . . . . . . . . . . . . . . .           (380)         7,463
                                                                                 -------       --------

Net cash provided by operating activities . . . . . . . . . . . . . . . .         10,677         21,541
                                                                                 -------       --------
INVESTING ACTIVITIES:
Purchase of property and equipment  . . . . . . . . . . . . . . . . . . .         (9,734)       (13,658)
Proceeds from sale of property and equipment and properties
 held for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            482         18,629
                                                                                 -------       --------

Net cash (used in) provided by investing activities . . . . . . . . . . .         (9,252)         4,971
                                                                                 -------       --------
FINANCING ACTIVITIES:
Proceeds from notes payable borrowings  . . . . . . . . . . . . . . . . .            100              -
Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . .              -         (2,155)
Redemption of common stock  . . . . . . . . . . . . . . . . . . . . . . .              -        (69,365)
Issuance of preferred stock . . . . . . . . . . . . . . . . . . . . . . .              -         69,365
Principal payments on long-term debt and capital lease obligations  . . .           (868)          (806)
                                                                                 -------       --------
Net cash (used by) financing activities . . . . . . . . . . . . . . . . .           (768)        (2,961)

                                                                                 -------       --------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . .            657         23,551
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .         21,289         26,308
                                                                                 -------       --------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .        $21,946       $ 49,859
                                                                                 =======       ========
SUPPLEMENTARY INFORMATION:
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $10,216       $  9,938
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 2,810       $  7,175


       See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 JUNE 23, 1996

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of June 25, 1995 and June 23, 1996 and the results of its operations and cash flows for the thirty-nine weeks ended June 25, 1995 and June 23, 1996. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the thirty-nine weeks ended June 23, 1996 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INCOME TAXES

     The provision for income taxes for the thirty-nine weeks ended June 25, 1995 and June 23, 1996 consists of the following:

                                                        39 Weeks Ended
                                                        --------------
                                                June 25, 1995    June 23, 1996
                                                -------------    -------------
                                                         (In thousands)
      Federal Income Taxes                          $3,034            $7,198
      State Income Taxes                               509             1,192
                                                    ------            ------
                                                    $3,543            $8,390
                                                    ======            ======

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

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 JUNE 23, 1996


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

         RESULTS OF OPERATIONS
         The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and thirty-nine weeks ended June 23, 1996 and June 25, 1995.

                                       Thirteen Weeks       Thirty-Nine Weeks
                                     ------------------     ------------------
                                      1996        1995       1996       1995
                                     ------      ------      -----     ------
        Sales                        100.00%     100.00%     100.00%   100.00%
        Gross profit                  23.12       22.72       22.91     22.33
        Selling, general and
          administrative expense      19.48       19.70       19.23     19.47
        Depreciation and amortization   .71         .74         .74       .73
        Consulting fees                 .09         .10         .09       .10
        Other (income) (net)           (.05)        .01        (.01)     (.01)
        Interest expense               1.17        1.26        1.20      1.29
        Earnings before income taxes   1.72%        .91%       1.66%      .75%


                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS (contd.)
         Total sales for the thirteen weeks ended June 23, 1996 increased 8.4% and amounted to $429.3 million compared to $396.1 million for the like period in 1995. Total sales for the thirty-nine weeks year to date ended June 23, 1996 increased 5.7% and amounted to $1,244.3 million compared to $1,177.3 million for the same period in 1995. Like store sales increased 8.5% for the quarter and increased 6.1% for the year to date period. The Company operated 110 supermarkets at June 23, 1996 and at June 25, 1995.

         Gross profits for the thirteen weeks ended June 23, 1996, amounted to $99.3 million or 23.12% of sales compared to $90.0 million or 22.72% of sales in the same period of the prior year. During the quarter ended June 23, 1996, the Company continued to introduce higher gross margin products into its supermarkets, such as prepackaged gourmet vegetables and fresh cut flowers. For the thirty-nine week year to date period, gross profits increased to $285.1 million or 22.91% of sales compared to $262.9 million or 22.33% of sales in the prior year. The increase in gross profits for the year to date period, is due to increased efficiencies in the Company's warehousing and transportation departments and the introduction of higher gross margin products, such as prepackaged gourmet vegetables and fresh cut flowers, a decrease in competitive activity in the current year when compared to the prior year and slight improvements in the Southern California economy.

         Operating expenses include selling, general and administrative expenses, depreciation and amortization expenses and consulting fees. For the thirteen weeks ended June 23, 1996, selling, general and administrative expenses amounted to $83.6 million or 19.48% of sales compared to $78.0 million or 19.70% of sales for the like period of the prior year. For the year to date period, selling, general and administrative expenses amounted to $239.3 million or 19.23% of sales compared to $229.2 million or 19.47% of sales for the like period of the prior year. Selling, general and administrative expenses for the thirteen and thirty-nine weeks ended June 23, 1996 reflect reductions in expenses for employer contributions to collective bargaining benefits trust of $3.8 million. Such collective bargaining health care benefits trust was over-funded and employer monthly contributions to the trust were suspended for the months of December 1995 and January 1996.

         Depreciation and amortization expenses amounted to $3.1 million and $9.2 million for the third quarter and year to date periods ended June 23, 1996, respectively, and included amortization of a prepaid five-year covenant not to compete between the Company and Craig which became effective as of March 8, 1994. Depreciation and amortization expense amounted to $2.9 million and $8.6 million for the quarter and year to date periods of the prior year.

         In conjunction with the March 1994 Recapitalization Transaction, the Company entered into a five-year consulting and covenant not to compete agreement (the "Consulting Agreement") with Craig Corporation. The Consulting Agreement provided for a prepayment of $5.0 million, which is amortized to expense over the five-year term of the covenant not to compete. The Consulting Agreement also provides for annual consulting payments of

                           STATER BROS. HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS (contd.)
         $1.5 million, paid quarterly in arrears. The requirement to make annual consulting payments may, at the election of the Company, be terminated if the Company acquires Craig's remaining equity in the Company prior to the expiration date of the Consulting Agreement. Accordingly, amortization of the prepaid covenant not to compete amounted to $250,000 and $750,000, respectively, for the thirteen and thirty-nine weeks ended June 23, 1996 and June 25, 1995 and is included in depreciation and amortization expense. Additionally, annual consulting fees paid or accrued to the benefit of Craig amounted to $375,000 and $374,000, for the thirteen weeks and $1,125,000 and $1,122,000, for the thirty-nine weeks ended June 23, 1996 and June 25, 1995, respectively.

         Operating profits for the third quarter of 1996 amounted to $12.2 million or 2.84% of sales, compared to $8.6 million or 2.18% of sales in the third quarter of 1995. Operating profits for the thirty-nine weeks year to date ended June 23, 1996, amounted to $35.5 million or 2.85% of sales, compared to $24.0 million or 2.03% of sales for the like period in 1995.

         Interest expense amounted to $5.0 million for the third quarters of 1996 and 1995. For the year to date periods of 1996 and 1995, interest expense amounted to $14.9 million and $15.2 million, respectively. Interest expense in the third quarter and year to date periods of 1996, includes amortization of $295,000 and $885,000, respectively, from fees and expenses incurred to acquire debt, compared to $270,000 and $943,000 for the same period in 1995.

         Income before income taxes amounted to $7.3 million and $3.6 million for the third quarters of 1996 and 1995, respectively, and amounted to $20.7 million and $8.9 million for the year to date periods of 1996 and 1995, respectively.

         Net income for the third quarters of 1996 and 1995 amounted to $4.4 million or 1.02% of sales and $2.2 million or .55% of sales, respectively, and for the year to date periods for 1996 and 1995, amounted to $12.3 million or .99% of sales and $5.3 million or .45% of sales, respectively.


         LIQUIDITY AND CAPITAL RESOURCES
         The Company historically has funded its daily cash flow requirements through funds generated from operations and through borrowings from short- term revolving credit facilities.

         Working capital amounted to $70.0 million at June 23, 1996 and $45.0 million at September 24, 1995 and the Company's current ratios were 1.60:1, and 1.40:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

         Net cash provided by operating activities for the thirty-nine weeks ended June 23, 1996 amounted to $21.5 million. Fluctuations in operating assets and liabilities are not unusual in the supermarket industry. Net cash provided by operating activities amounted to $10.7 million in the 1995 year to date period.

                           STATER BROS. HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES (contd.)
         The increase in accrued current liabilities in 1996 when compared to 1995 is due primarily to an increase in unremitted sales taxes of approximately $5.7 million, which were subsequently paid on their due dates.

         Net cash provided by investing activities for the thirty-nine weeks ended June 23, 1996, amounted to $4.9 million compared to net cash used in investing activities of $9.3 million in the like period of fiscal 1995. The difference in net cash used in investing activities between the comparable periods in 1996 and 1995 is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions. Capital expenditures for the thirty-nine week year to date periods amounted to $13.7 million in 1996 and $9.7 million in 1995. On January 31, 1996, the Company completed a sale and leaseback transaction involving five of its supermarkets with an unrelated third party. Gross proceeds from the transaction were approximately $18.5 million. As part of the sale and leaseback transaction, the Company entered into leases for the five supermarkets with initial terms of 20 years. No gain or loss was recognized in conjunction with the sale of the five supermarkets. Proceeds from the sale and leaseback transaction will be used to fund an accelerated capital expenditure program, including the construction of new supermarkets and the remodeling of existing supermarkets.

         Capital expenditures through June 23, 1996, have been financed primarily from cash provided by operating activities and proceeds from the sale and leaseback transaction and consist primarily of costs incurred to build a replacement supermarket, which opened in February 1996, to fund supermarket remodels, and to fund technology improvements and merchandising enhancements in most of the Company's supermarkets.

         Net cash used by financing activities for the thirty-nine weeks ended June 23, 1996 amounted to $3.0 million compared to $.8 million in the 1995 year to date period. The increase in net cash used by financing activities in 1996, when compared to 1995, was due primarily to the accretion of preferred dividends which commenced on March 8, 1996.

         Management believes that operating cash flow, funds available to the Company from its revolving credit facility and funds derived from leases will be sufficient to meet the Company's currently identified operating needs and scheduled capital expenditures. However, there can be no assurance that cash provided through future lease financing will be available to the Company.


          THE BANK FACILITIES
         Stater Bros. Markets, the Company's operating subsidiary, and Bank of America National Trust and Savings Association (the "Bank") entered into a Credit Agreement in March 1994, as amended and effective June 1, 1996, whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $15.0 million which was available at June 23, 1996 and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $25.0 million (collectively, the "Bank Facilities").

                           STATER BROS. HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES (contd.)
          THE BANK FACILITIES (CONTD.)
         As of June 23, 1996 approximately $10.2 million of the LC Facility was available to the Company. The Bank Credit Agreement expires on June 1, 1998.

         The Company is subject to certain covenants associated with its 11% Senior Notes due 2001 and covenants included in the Credit Agreement between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company. As of June 23, 1996, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.


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


          LABOR RELATIONS
         The Company and other major supermarket employers in Southern California negotiated a four-year contract, beginning October 1995, with the United Food and Commercial Workers Union. The Company's collective bargaining agreement with the International Brotherhood of Teamsters was renewed for four years in September 1994. Management believes it has good relations with its employees.

                           STATER BROS. HOLDINGS INC.
                                 JUNE 23, 1996


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending routine legal actions and claims will not have a material adverse effect on the Company's consolidated financial position.

         For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Financial Statements section of the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1995


ITEM 2.  CHANGES IN SECURITIES

         Effective March 8, 1996, pursuant to options available to the Company included in a certain Option Agreement entered into as part of the Recapitalization and between the Company and Craig Corporation, the Company exercised its right to convert the 50,000 shares of the Company's Common Stock held by Craig into 693,650 shares of the Company's Series B Preferred Stock.

         The Series B Preferred Stock is redeemable by the Company in whole but not in part for $69.4 million plus accrued and unpaid dividends. The holders of the Series B Preferred Stock can, beginning in the year 2009, cause the Company to redeem such Preferred Stock. Holders of the Series B Preferred Stock will have the right to elect one director of the Company. In addition, as long as all the shares of Series B Preferred Stock are beneficially owned by Craig, the holder of the Series B Preferred Stock will have the right to vote as a single class with holders of all other voting stock of the Company, and the voting power of the Series B Preferred Stock will equal 20% of the total voting power of such combined class. In the event dividends on the Series B Preferred Stock in respect of any two or more quarterly dividend periods shall be and remain unpaid, so long as the majority of the shares of Series B Preferred Stock are beneficially owned by Craig, the holders of the Series B Preferred Stock will have the right to elect a majority of the Company's directors. In the event Craig ceases to be the beneficial owner of a majority of the Series B Preferred Stock, the right of the holders of the Series B Preferred Stock to elect one director will be suspended, and if dividends on the Series B Preferred Stock in respect of any two or more quarterly dividend periods shall be and remain unpaid, the holders of the Series B Preferred Stock will have the right to elect only two directors of the Company.

         Dividends on the Series B Preferred Stock commenced to accrue on March 8, 1996, at the rate of 10.5% per annum for the first 78 months. Commencing with the 79th month, the dividend rate will increase to 12% per annum, and will further increase each twelfth month thereafter by 100 basis points per year, to a maximum rate of 15% per annum.

                           STATER BROS. HOLDINGS INC.
                                 JUNE 23, 1996

ITEM 2.  CHANGES IN SECURITIES (contd.)

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

                         4.3               (1) Registration Rights Agreement among the Company and PaineWebber Incorporated dated
                                               March 8, 1994.

                        10.1               (1) Reclassification Agreement dated September 3, 1993,  by and among the Company, Craig and La Cadena.

                        10.2               (1) Amendment to Reclassification Agreement, dated January 12, 1994, by and among the
                                               Company, Craig and La Cadena.

                        10.3               (1) Agreement of Stockholders dated May 10, 1989, by and among the Company, Craig and La
                                               Cadena.

                                       16

                           STATER BROS. HOLDINGS INC.
                                  JUNE 23,1996


              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (contd.)

              (a)   Exhibits (contd.)

                     EXHIBIT NO.               DESCRIPTION
                     -----------               -----------
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

                        10.16              (1) Amended and Restated Sublease Agreement dated June 1, 1983, between Wren Leasing
                                               Corp., as Lessor, and Stater Bros. Markets, as Lessee.

                        10.17              (1) Preferred Stock Agreement dated March 22, 1983, between Stater Bros. Markets and
                                               Petrolane Incorporated.


                           STATER BROS. HOLDINGS INC.
                                 JUNE 23, 1996

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

                        27                     Financial Data Schedule

                  ______________________________________________________________

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


                         Copies of Exhibits listed herein can be obtained by writing and requesting such Exhibits from:
                         Corporate Secretary ,P.O. Box 150, Colton,
                         California 92324.

          (b) Reports on Form 8-K

              None

                           STATER BROS. HOLDINGS INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 Date:  August 5, 1996               /s/ Jack H. Brown
                                    ---------------------------------
                                    Jack H. Brown
                                    Chairman of the Board, President,
                                    and Chief Executive Officer





 Date:  August 5, 1996               /s/  Dennis N. Beal
                                    ---------------------------------
                                    Dennis N. Beal
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Chief Accounting Officer)