Form 10-K405
period 1996-09-29
STATER BROS HOLDINGS INC
filed 1996-12-27
CIK 882829

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ___________________________

                                   FORM 10-K

   (Mark One)
    [x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934

           For the fiscal year ended:  September 29, 1996

                                      OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                      For the transition from ____ to ____

                       Commission file number 001-13222

                           STATER BROS. HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                        33-0350671
               --------                                        ----------
(State or other jurisdiction of incorporation or      (IRS Employer Identification No.)
                organization)

           21700 Barton Road
           Colton, California                                   92324
          ------------------                                    -----
(Address of principal executive offices)                      (Zip Code)

           Registrant's telephone number, including area code   (909) 783-5000
                                                                --------------
          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
    ---    ----.

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES X NO
                                              ---    ----.
           No voting stock of the registrant is held by non-affiliates of the registrant.

           Number of shares of the registrant's Common Stock, $.01 par value, outstanding as of December 10, 1996--Class A Common Stock - 50,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           STATER BROS. HOLDINGS INC.
                                   FORM 10-K
                               TABLE OF CONTENTS



                                                 PART I
                                                 ------

                                                                                              Page Number
                                                                                              -----------

Item 1              Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
Item 2              Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8
Item 3              Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8
Item 4              Submission of Matters to a Vote of Security Holders . . . . . . . . . . . .      9



                                                   PART II
                                                   -------

Item 5              Market for the Registrant's Common Equity and
                           Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . .      9
Item 6              Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . .     10
Item 7              Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  . . . . . . . . . . . . . . . .     12
Item 8              Financial Statements and Supplementary Data . . . . . . . . . . . . . . . .     19
Item 9              Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure  . . . . . . . . . . . . . . . .     19



                                                     PART III
                                                     --------

Item 10             Directors and Executive Officers of the Registrant  . . . . . . . . . . . .     20
Item 11             Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . .     22
Item 12             Security Ownership of Certain Beneficial Owners
                           and Management . . . . . . . . . . . . . . . . . . . . . . . . . . .     24
Item 13             Certain Relationships and Related Transactions  . . . . . . . . . . . . . .     25



                                                        PART IV
                                                        -------

Item 14             Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .     26

                    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29

                                     PART I

ITEM 1.        BUSINESS


GENERAL

Stater Bros. Holdings Inc. was incorporated in Delaware in 1989 and together with its wholly-owned subsidiaries, Stater Bros. Markets and Stater Bros. Development, Inc., (collectively "Stater Bros." or the "Company") were founded in 1936 when the first Stater Bros. Market opened in Yucaipa, California. The Company is a leading supermarket chain in Southern California, operating 110 supermarkets in the Inland Empire Region of Southern California.

The Company has grown, primarily by constructing supermarkets in its primary trading areas and through the enlargement of existing supermarkets. The Company offers its customers a high level of customer service, broad selections of grocery, meat, produce, liquor and general merchandise. All of the Company's supermarkets have full-service meat departments and many of the supermarkets have service delicatessens and service bakery departments. All of the Company's supermarkets have expanded selections of produce merchandise.

The Company utilizes a central warehouse and distribution facility which provides the Company's supermarkets with approximately 80% of the merchandise they offer for sale. The Company's warehouse and distribution facilities encompass approximately 955,000 square feet and include a 118,000 square foot modern produce facility that was constructed in 1989 as well as facilities for grocery, meat, frozen foods, health and beauty aids and bakery products.

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

RECAPITALIZATION TRANSACTION

In March 1994, the Company completed a Recapitalization Transaction (the "Recapitalization") which transferred effective voting control of the Company to La Cadena, reclassified the Company's outstanding equity, provided for certain cash payments and distributions to Craig Corporation ("Craig"), previously a common shareholder of the Company, and provided the Company with an option to acquire Craig's remaining equity in Stater Bros. Holdings Inc.
The Recapitalization Transaction was funded through an offering of $165.0 million of 11% Senior Notes due 2001 (the "Initial Notes") under Rule 144A of the Securities Act of 1933, as amended. Proceeds from the Initial Notes were used to (a) repay $75.5 million of 9.8% Senior Notes, together with a prepayment premium, (b) repay outstanding bank loans and mortgages of approximately $12.0 million, (c) repay an outstanding capital expenditure revolving credit facility of $9.0 million, (d) fund a $5.0 million five-year consulting agreement and covenant not to compete with Craig, (e) fund a payment of $14.6 million to purchase an option to acquire Craig's remaining interest in the Company, (f) pay $20.0 million in dividends on the Company's Common Stock (held by Craig) and (g) pay fees and expenses associated with the Recapitalization.

In August of 1994, all of the Initial Notes were exchanged for a like amount of New Notes which are listed and trade on the American Stock Exchange.

RECAPITALIZATION TRANSACTION (CONTD.)

Effective March 8, 1996, pursuant to options available to the Company included in a certain Option Agreement entered into in March 1994, as part of the Recapitalization between the Company and Craig Corporation, the Company exercised its right to convert all of the Common Stock held by Craig Corporation into 693,650 shares of 10.5% Series B Preferred Stock. The redemption value of the Series B Preferred Stock is $100 per share for an aggregate value of $69,365,000. Dividends on the Series B Preferred Stock are paid quarterly in arrears.

BUSINESS STRATEGY

STORE PROFILE AND LOCATIONS

The Company's existing supermarkets have well-established locations and low overhead expenses, including fixed rent payments in most supermarkets. In addition, the Company believes that its existing supermarkets are well-maintained and generally require capital expenditures only for customary maintenance. An average Stater Bros. supermarket is approximately 28,800 square feet, while newly constructed Stater Bros. supermarkets range from approximately 35,300 to 40,600 square feet. Stater Bros. supermarkets typically utilize approximately 72% of total square feet for retail selling space. The Company operates its supermarkets with minimal back-room storage space because of the close proximity of its distribution facility to its store locations. Generally, all Stater Bros. supermarkets are similarly designed and stocked thereby allowing Stater Bros. customers to find items easily in any of the Company's supermarkets.

Substantially all of the Company's 110 supermarkets are located in neighborhood shopping centers in well-populated residential areas. The Company endeavors to locate its supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.

Management actively pursues the acquisition of sites for new supermarkets. In an effort to determine sales potential, new supermarket sites are carefully researched and analyzed by management for population shifts, zoning changes, traffic patterns, nearby new construction and competitive locations. Stater Bros. works with developers to attain the Company's criteria for potential supermarket sites, and to insure adequate parking and a complementary co-tenant mix.

STORE EXPANSION AND REMODELING

The Company has historically focused its expansion in the Inland Empire. Such expansion has been accomplished through improving and remodeling existing stores and constructing new supermarkets rather than by acquiring other supermarket operations. The number of supermarkets operated by the Company has grown from 82 in September 1979 to 110 as of September 29, 1996. The Company intends to continue to expand its existing supermarket operations by enlarging and remodeling existing supermarkets and constructing new supermarkets. The Company may also make selective acquisitions of existing supermarkets within the Inland Empire, if such opportunities arise.

The Company monitors sales and profitability of its operations on a store-by-store basis and enlarges, remodels or replaces stores in light of their performance and management's assessment of their future potential. Approximately 54% of the Company's supermarkets have been either newly constructed or remodeled within the last five years. Minor remodels usually include new fixtures, a change in decor, and the addition of one or more specialty service departments such as a delicatessen or bakery. Major remodels typically involve more extensive refurbishment of the store's interior and often increase the retail selling space per store. Expansions entail enlargement of the store building. The primary objectives of remodelings and expansions are to improve the attractiveness of supermarkets, increase sales of higher margin product categories and, where feasible, to increase selling area. The Company conducts all of its new construction and remodeling through its wholly-owned subsidiary, Stater Bros. Development, Inc., which serves as the general contractor for all Company construction projects.

STORE EXPANSION AND REMODELING (CONTD.)

The following table sets forth certain statistical information with respect to the Company's supermarket expansion and remodeling for the periods indicated.

                                                                  Fiscal Year Ended
                                           ------------------------------------------------------------------
                                           Sept. 27,     Sept. 26,     Sept. 25,      Sept. 24,     Sept. 29,
                                              1992          1993          1994           1995          1996
                                           ---------     ---------     ---------      ---------     ---------
Number of supermarkets:
  Opened  . . . . . . . . . . . . .             4            2              3             -             1
  Replaced  . . . . . . . . . . . .             3            -              1             -             1
  Closed  . . . . . . . . . . . . .             -            -              -             1             -
  Total at end of year  . . . . . .           107          109            111           110           110
  Minor Remodel . . . . . . . . . .            10           10              4             8             8
  Major Remodel . . . . . . . . . .             -            -              -             -             8
  Expansion . . . . . . . . . . . .             -            -              -             1             -


Beyond 1996, the Company plans to open approximately two to four new stores per year, based upon a number of factors, including customer demand, market conditions, profitability, costs of opening, and availability of financing for such new stores. The Company's plans with respect to major and minor remodels, expansion and new construction are reviewed continually and are revised, if appropriate, to take advantage of marketing opportunities. The Company finances its new store construction primarily from cash provided by operating activities and short-term borrowings under its credit facilities. Long-term financing of new stores generally will be obtained through either sale/leaseback transactions or secured long-term financings. However, no assurances can be made as to the availability of such financings.

WAREHOUSE AND DISTRIBUTION FACILITIES

The Company's warehouse and distribution facilities and administrative offices are located in Colton, California, and encompass approximately 955,000 square feet. The facilities include warehouses for grocery, produce and deli products, meats and frozen products, health and beauty aids and bakery merchandise. Management believes that its existing warehouse and distribution facilities are adequate to meet its currently identified expansion plans. Approximately 80% of the products offered for sale in the Company's supermarkets are processed through the Company's warehouse and distribution facilities.

The Company's warehouse and distribution facilities are centrally located and are an average distance of approximately 30 miles from its supermarkets. Most supermarkets can be reached without using the most congested portions of the Southern California freeway system.

The Company's transportation fleet consists of modern well-maintained vehicles. As of September 29, 1996, the Company operated approximately 96 tractors and 273 trailers, approximately 33% of which were leased by the Company. The Company also operates a repair terminal at the Colton distribution facility.

PURCHASING AND MARKETING

The Company uses an Everyday Low Price ("EDLP") format as an integral part of its purchasing and marketing strategy to provide its customers with the best overall supermarket value in its primary market areas. The Company supplements its everyday low price structure with chain-wide temporary price reductions on selected food and non-food merchandise. The geographic location of the Company's supermarkets allows it to reach its target consumers through a variety of media and the Company aggressively advertises its everyday low prices through local and regional newspapers, direct mail and printed circulars as well as advertisements on radio and television.

PURCHASING AND MARKETING (CONTD.)

A key factor in the Company's business strategy is to provide its customers with a variety of quality brand-name merchandise as well as alternative selections of high-quality private label and generic brands of merchandise. To meet the needs of customers, most supermarkets are stocked with approximately 35,000 items. The Company places particular emphasis on the freshness and quality of its meat and produce merchandise and maintains high standards for these perishables by processing and distributing the merchandise through its perishable warehouses and distribution facilities.

RETAIL OPERATIONS

The Company's supermarkets are well maintained, have sufficient off-street parking and generally are open from 7:00 a.m. until 10:00 p.m. or 11:00 p.m., seven days a week, including all holidays with the exception of Christmas Day. Because Stater Bros. operates all its supermarkets under a single format, management believes it is able to achieve certain operating economies.

    Store Management.          Each supermarket is managed by a store manager
and an assistant manager, each of whom receives a base salary and may receive a bonus based on the individual supermarket's overall performance and management of labor costs within the supermarket. The store manager and assistant manager are supported by their store management staff who have the training and skills necessary to provide proper customer service, operate the store and manage personnel in each department. Additionally, the store manager is supported by individual department managers for grocery, meat, produce, and where applicable, bakeries and delicatessens. Store managers report to one of six district managers, each of whom is responsible for an average of 18 supermarkets. District managers report to one of three Regional Vice Presidents.

    Customer Service.         The Company considers customer service and
customer confidence to be critical to the success of its business strategy. This strategy, to provide courteous and efficient customer service through specific programs and training, is a focus of the executive officers and is implemented at all levels of employees. The Company maintains an intensive checker training school to train prospective checkers and to provide a refresher program for existing checkers. All of the Company's supermarkets provide customers with purchase carry-out service and have express check-out lanes for purchases of 10 items or less.

MANAGEMENT INFORMATION SYSTEMS

The Company's management information systems and point-of-sale scanning technology reduce the labor costs attributable to product pricing and customer check-out, and provide management with information that facilitates purchasing, receiving and management of inventory and accounts payable. The Company has point-of-sale scanning checkout technology in all of its stores. All stores use electronic systems for employee time and attendance records, inventory orderings, and labor scheduling, which assists store management in developing a more efficient and customer- sensitive work schedule.

During 1995, the Company completed the installation of the Stater Express system in all of the Company's supermarkets. Stater Express is a combined supermarket technology platform that includes enhanced systems for check verification and acceptance and provides alternative pay choices such as most nationally recognized financial institution debit and credit cards. Stater Express also provides each supermarket with the technology required to print in-store advertising signs and connects each supermarket to the Company's host computer which provides certain efficiencies in data transfers between the supermarkets and the Company's main office. The Company has an application pending for a federal copyright for the name "Stater Express".

EMPLOYEES

The Company has approximately 8,900 employees, approximately 500 of whom are management and administrative employees and approximately 8,400 of whom are hourly employees. Approximately 70% of the Company's employees work part-time. Substantially all of the

EMPLOYEES (CONTD.)

Company's hourly employees are members of either the Retail Clerks, Meatcutters or Teamsters labor unions and are represented by several different collective bargaining agreements. The Company's collective bargaining agreements, with the Meatcutters and Retail Clerks, which covers the largest number of employees, were renewed in October 1995 and expire in October 1999. The Teamsters collective bargaining agreement was renewed in September 1994 and expires in 1998.

The Company values its employees and believes its relationship with them is good and that employee loyalty and enthusiasm are key elements of its operating performance.

COMPETITION

The Company operates in a highly competitive industry characterized by narrow profit margins. Competitive factors include price, quality and variety of products, customer service, and store location and condition. The Company believes that its competitive strengths include its specialty services, everyday low prices, breadth of product selection, high product quality, one-stop shopping convenience, attention to customer service, convenient store locations and a long history of community involvement.

Given the wide assortment of products it offers, the Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. The Company's primary competitors include Lucky, Vons, Hughes, Albertson's, Ralphs, and a number of independent supermarket operators.

GOVERNMENT REGULATION

The Company is subject to regulation by a variety of governmental authorities, including federal, state and local agencies that regulate trade practices, building standards, labor, health, safety and environmental matters and regulate the distribution and sale of alcoholic beverages, tobacco products, milk and other agricultural products and other food items.

ENVIRONMENTAL

Environmental remediation costs incurred over the past five years have been approximately $180,000, in the aggregate, including remediation costs of approximately $30,000 in 1994, $8,000 in 1995 and $80,000 in 1996. Management
believes that any such future remediation costs will not have an adverse material effect on the financial condition or results of operations of the Company.

ITEM 2.        PROPERTIES


The Company leases its warehouse and distribution facilities located in Colton, California, and management believes that its warehouse and distribution facilities are well maintained and are adequate to serve the currently identified expansion plans of the Company. The following schedule presents the Company's warehouse and distribution facilities by product classification and the size of each such facility as of December 10, 1996.

                                                                                           Square
          Facility                                                                          Feet
          --------                                                                         ------
          Grocery   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         416,000
          Forward-buy grocery   . . . . . . . . . . . . . . . . . . . . . . . . . .         175,000
          Produce/deli  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         118,000
          Meat/frozen   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         116,000
          Health and beauty aids  . . . . . . . . . . . . . . . . . . . . . . . . .          35,000
          Bakery  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,000
          Support and administrative offices  . . . . . . . . . . . . . . . . . . .          74,000
                                                                                            -------
              Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         955,000
                                                                                            =======

As of December 10, 1996, the Company owned 22 of its supermarkets and leased the remaining 88 supermarkets. Management believes that its supermarkets are well maintained and adequately meet the expectations of its customers. The Company operates 110 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles and Kern. The following schedule reflects the Company's store counts by size, county, and the number of stores that are either leased or owned as of December 10, 1996.

                            No. of Stores                               Total Square Feet
                      ---------------------------     -----------------------------------------------------------
                                                         Under      25,000-     30,001-     35,001-       40,001-
County                  Total    Owned      Leased       25,000     30,000      35,000      40,000        45,000
------                  -----    -----      ------       ------     ------      ------      ------        -------
San Bernardino  . . .     45         8         37           6         17           7           12           3
Riverside . . . . . .     35         7         28          10         14           5            5           1
Orange  . . . . . . .     14         5          9           3         10           -            1           -
Los Angeles . . . . .     14         2         12           3         10           -            1           -
Kern  . . . . . . . .      2         -          2           -          -           1            1           -
                       -----    ------     ------     -------    -------     -------      -------     -------

Total . . . . . . . .    110        22         88          22         51          13           20           4
                       =====     =====      =====      ======     ======      ======       ======      ======

Subsequent to year end, in October 1996, the Company entered into a sale and leaseback transaction with an unrelated third party for four of its supermarkets. Of the four supermarkets included in the October 1996 sale and leaseback transaction, three are located in San Bernardino County and one is located in Kern County. The schedule of selected store information presented above is after giving effect for the October 1996 sale and leaseback transaction.



ITEM 3.        LEGAL PROCEEDINGS


In the ordinary course of its business, the Company is party to various legal actions which the Company believes are incidental to the operation of the business of the Company and its subsidiaries. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when the occurrence of loss is probable and can be reasonably estimated. The Company believes that the outcome of such legal

ITEM 3.        LEGAL PROCEEDINGS (CONTD.)

proceedings to which the Company is currently a party will not have a material adverse effect upon its results of operations or its consolidated financial condition.

On May 2, 1993, the Company was named as a defendant along with all of the other major supermarket chains located in the Los Angeles County area in a class action complaint filed in the California Superior Court in Los Angeles, California, alleging among other things that the milk pricing policies of each of the defendants violate certain antitrust laws and regulations under California law. In this class action lawsuit, Barela et al. v. Ralphs Grocery Co. et al., plaintiffs seek unspecified damages. The principal allegations of the complaint are that milk prices of the defendants operating in the Los Angeles County area are higher than milk prices for the same products in the San Francisco Bay area and that the prices for such products in Los Angeles County are higher than the prices charged in Riverside and San Bernardino counties. Because the Company does not conduct business in the San Francisco Bay area and its prices for milk are generally consistent throughout all of its supermarkets in the Los Angeles County area and Riverside and San Bernardino counties, the Company believes the claim is without merit with respect to the Company and the Company intends to vigorously defend such litigation. The Company believes that the ultimate outcome of this litigation will not have a material adverse effect on the Company's results of operations or its consolidated financial condition.

ENVIRONMENTAL MATTERS

Environmental remediation costs incurred during the last five years have been approximately $180,000, in the aggregate, including remediation costs of approximately $30,000 in 1994, $8,000 in 1995 and $80,000 in 1996. Management
believes that any such future remediation costs will not have an adverse material effect on the financial condition or results of operations of the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                    PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

    (a)  Market Information
There is no established public trading market for the Company's common equity.

    (b)  Holders
La Cadena Investments holds 50,000 shares of the Company's Class A Common
Stock.

    (c)  Dividends
No dividends were paid in fiscals 1996 and 1995 on the common equity of the Company and the Company does not intend to pay dividends on its common equity in the foreseeable future. During fiscal 1994, and in accordance with the Recapitalization Transaction, the Company paid dividends on its common stock of $20.0 million to Craig Corporation.

ITEM 6.        SELECTED FINANCIAL DATA


The following table sets forth historical financial data derived from the audited financial statements of the Company as of and for the fiscal years ended September 27, 1992, September 26, 1993, September 25, 1994, September 24, 1995 and September 29, 1996. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements of the Company and related notes thereto contained elsewhere herein. The information included in "Other Operating and Financial Data" and "Store Data" is unaudited.

                                                                  FISCAL YEARS ENDED
                                         -----------------------------------------------------------------------
                                         SEPT. 27,       SEPT. 26,     SEPT. 25,      SEPT. 24,     SEPT. 29,(7)
                                            1992            1993          1994           1995          1996
                                         ---------       ----------    ----------     ----------    ------------
                                                (In thousands of dollars except per share and store data)
STATEMENT OF EARNINGS DATA:
SALES . . . . . . . . . . . . . . .      $1,539,758    $1,526,002     $1,539,717    $1,579,895       $1,705,332
COST OF GOODS SOLD  . . . . . . . .       1,201,067     1,195,399      1,199,794     1,227,355        1,315,726
                                         ----------    ----------     ----------    ----------       ----------
GROSS PROFIT  . . . . . . . . . . .         338,691       330,603        339,923       352,540          389,606
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES  . . . . . . . . . . . .         302,547       300,826        297,474       308,332          328,242
DEPRECIATION AND AMORTIZATION . . .           9,230         9,910         11,656        11,756           12,583
CONSULTING FEES(1)  . . . . . . . .           4,400             -            830         1,500            1,525
                                         ----------    ----------     ----------    ----------       ----------
TOTAL OPERATING EXPENSES  . . . . .         316,177       310,736        309,960       321,588          342,350
                                         ----------    ----------     ----------    ----------       ----------
OPERATING PROFIT  . . . . . . . . .          22,514        19,867         29,963        30,952           47,256
INTEREST AND OTHER INCOME . . . . .             454           436            775         1,049            1,757
INTEREST EXPENSE  . . . . . . . . .          (9,901)      (10,292)       (15,501)      (20,076)         (20,258)
EQUITY IN EARNINGS (LOSS) FROM
  UNCONSOLIDATED AFFILIATE  . . . .             296           107           (592)         (980)          (1,624)
                                           --------      --------      ---------      --------       ----------

INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY CHARGE AND
  CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING FOR INCOME TAXES  .          13,363        10,118         14,645        10,945           27,131
INCOME TAXES  . . . . . . . . . . .           5,616         4,426          5,856         4,218           11,120
                                           --------      --------      ---------      --------       ----------
INCOME BEFORE EXTRAORDINARY CHARGE
  AND CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING FOR INCOME TAXES  .           7,747         5,692          8,789         6,727           16,011
EXTRAORDINARY (CHARGE)(2) . . . . .          (1,470)            -         (8,036)            -                -
CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING FOR INCOME TAXES(5)  .               -             -            372             -                -
                                           --------      --------      ---------      --------       ----------

NET INCOME  . . . . . . . . . . . .           6,277         5,692          1,125         6,727           16,011
PREFERRED DIVIDENDS . . . . . . . .             553           323            327             -            4,111
                                           --------      --------      ---------      --------       ----------
INCOME AVAILABLE TO COMMON
  STOCKHOLDERS  . . . . . . . . . .        $  5,724      $  5,369      $     798      $  6,727       $   11,900
                                           ========      ========      =========      ========       ==========
EARNINGS PER COMMON SHARE BEFORE
  EXTRAORDINARY CHARGE AND
  CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING FOR INCOME TAXES  .          $71.94        $53.69         $84.62        $67.27          $165.28

EARNINGS PER COMMON SHARE . . . . .          $57.24        $53.69         $  7.98       $67.27          $165.28

                                                   (FOOTNOTES ON FOLLOWING PAGE)

ITEM 6.        SELECTED FINANCIAL DATA (CONTD.)


                                                                  FISCAL YEARS ENDED
                                         ------------------------------------------------------------------------
                                         SEPT. 27,       SEPT. 26,     SEPT. 25,      SEPT. 24,     SEPT. 29,(7)
                                            1992            1993          1994           1995          1996
                                         ----------      ----------    ----------     ----------    ------------
                                                (In thousands of dollars except per share and store data)
BALANCE SHEET DATA (END OF FISCAL YEAR):
WORKING CAPITAL . . . . . . . . . .      $   25,947      $ 21,596       $ 41,422      $ 45,014        $ 63,473
TOTAL ASSETS  . . . . . . . . . . .         262,887       264,484        306,489       314,082         338,294
LONG-TERM NOTES AND MORTGAGES
  PAYABLE . . . . . . . . . . . . .          89,750        87,576        165,000       165,000         165,000
LONG-TERM CAPITALIZED LEASE
  OBLIGATIONS . . . . . . . . . . .          11,893        10,456          9,187         8,099           6,917
OTHER LONG-TERM LIABILITIES . . . .          13,014        15,736         15,765        13,772          12,858
SERIES A PREFERRED STOCK  . . . . .           1,600         3,600              -             -               -
SERIES B PREFERRED STOCK  . . . . .               -             -              -             -          69,365
COMMON STOCKHOLDERS' EQUITY . . . .          35,333        40,702          6,851        13,578         (43,887)
DIVIDENDS DECLARED PER SHARE:
  COMMON STOCK  . . . . . . . . . .               -             -           $400             -               -
  CLASS A COMMON STOCK  . . . . . .               -             -              -             -               -
  10.5% SERIES B PREFERRED STOCK  .               -             -              -             -           $5.93

OTHER OPERATING AND FINANCIAL DATA:
SALES INCREASES (DECREASES):
  TOTAL STORES  . . . . . . . . . .            1.7%         (0.9%)          0.9%          2.6%            7.9%
  LIKE STORES (COMPARABLE 52-WEEKS)           (2.0%)        (1.9%)         (0.7%)         1.2%            6.3%
EBITDA(3) . . . . . . . . . . . . .         $32,494       $30,320        $45,802       $42,777         $59,972
OPERATING PROFIT  . . . . . . . . .         $22,514       $19,867        $29,963       $30,952         $47,256
RATIO OF EARNINGS TO FIXED CHARGES(4)         1.47X         1.36X          1.47X         1.36X           1.53X
GROSS PROFITS AS A PERCENTAGE
  OF SALES  . . . . . . . . . . . .          22.00%        21.66%         22.08%        22.31%          22.85%
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES AS A PERCENTAGE OF SALES          19.65%        19.71%         19.32%        19.52%          19.25%

STORE DATA:
NUMBER OF STORES (AT END OF
  FISCAL YEAR)  . . . . . . . . . .             107           109            111           110             110
AVERAGE SALES PER STORE (000S)  . .         $14,458       $14,130        $13,997       $14,298         $15,503
AVERAGE STORE SIZE:
  TOTAL SQUARE FEET . . . . . . . .          28,079        28,309         28,617        28,717          28,809
  SELLING SQUARE FEET . . . . . . .          20,323        20,484         20,708        20,773          20,845
TOTAL SQUARE FEET (AT END OF
  FISCAL YEAR) (000S) . . . . . . .           3,004         3,086          3,177         3,159           3,169
TOTAL SELLING SQUARE FEET (AT END
  OF FISCAL YEAR) (000S)  . . . . .           2,175         2,233          2,299         2,285           2,293
SALES PER AVERAGE TOTAL SQ. FT. . .            $518          $501           $492          $499            $538
SALES PER AVERAGE SELLING SQ. FT. .            $715          $692           $680          $689            $744

(1) Consulting fees were paid pursuant to consulting agreements between the Company and La Cadena and Craig under which La Cadena and Craig provided consultation and advice to the Company in connection with general business, financial, management, real estate acquisition and development, and product diversification matters. Such Agreements terminated in September 1993. Effective March 1994, the Company paid consulting fees to Craig
    Corporation, subject to a certain five year Consulting Agreement entered into between the Company and Craig.
                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

ITEM 6.        SELECTED FINANCIAL DATA (CONTD.)


(2) Extraordinary charges in 1992 and 1994 represent the after-tax charge from the early retirement of debt.

(3) EBITDA represents earnings before extraordinary charge, interest expense, depreciation and amortization, standstill fees and income tax expense. The Company has included information concerning EBITDA here as it is relevant for covenant analysis under the Notes and because it is used by certain investors as a measure of a company's ability to service its debt. EBITDA should not be used as an alternative to, or be construed as more meaningful than, operating profit or cash flows as an indicator of the Company's operating performance.

(4) For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and the extraordinary charge, amortization of previously capitalized interest and undistributed earnings or loss from less than 50% owned subsidiaries and includes fixed charges. Fixed charges consist of interest expense whether expensed or capitalized, amortization of deferred debt expense, preferred stock dividends adjusted to represent pretax earnings requirements and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case.

(5) The Company adopted SFAS No. 109 ("Accounting for Income Taxes") effective at the beginning of fiscal 1994 as a cumulative effect of a change in accounting principle.

(6) Certain amounts in prior periods have been reclassified to conform to the current period financial statement presentation.

(7) The year ending September 29, 1996 was a 53-week year, whereas fiscal years 1992, 1993, 1994 and 1995 were 52-week years.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Comparisons between the 1994, 1995 and 1996 fiscal years are difficult due to the Recapitalization Transaction the Company entered into on March 8, 1994 and the additional week in the 1996 fiscal year. Fiscal 1996 was a 53-week fiscal year whereas fiscal years 1995 and 1994 consisted of 52 weeks.

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

Effective March 8, 1996, pursuant to options available to the Company included in a certain Option Agreement entered into in March 1994, as part of the Recapitalization between the Company and Craig Corporation, the Company exercised its right to convert all of the Common Stock held by Craig Corporation into 693,650 shares of 10.5% Series B Preferred Stock. The redemption value of the Series B Preferred Stock is $100 per share for an aggregate value of $69,365,000. Dividends on the Series B Preferred Stock are paid quarterly in arrears.

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

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the 52-week fiscal years ended September 25, 1994, September 24, 1995, and the 53-week fiscal year ended September 29, 1996.

                                                                             Fiscal Years Ended
                                                                 -------------------------------------------
                                                                     1994            1995            1996
                                                                 -----------      ----------      ----------
Sales                                                               100.00%         100.00%         100.00%
Gross profit                                                         22.08           22.31           22.85
Selling, general and
  administrative expense                                             19.32           19.52           19.25
Depreciation and amortization                                          .76             .74             .74
Consulting expense                                                     .05             .09             .09
Other (income) (net)                                                  (.01)              -            (.01)
Interest expense                                                      1.01            1.27            1.19
Earnings before income taxes,
  cumulative effect of a change
  in accounting for income taxes
  and extraordinary loss                                               .95%            .69%           1.59%

Total sales amounted to $1.705 billion in 1996, compared to $1.580 billion in 1995 and $1.540 billion in 1994. Like-store sales increased 6.3% in fiscal 1996 (52-week basis), and 1.2% in fiscal 1995 compared to a decrease of 0.7% in fiscal 1994. The increase in like-store sales in fiscal 1996 compared to fiscal year 1995 was due to many factors including decreases in competitor store openings, slight improvements in the Southern California economy and favorable customer response to the Company's 1996 merchandising expansion and upgrading program which included expanding product offerings in the deli, bakery, frozen foods and dairy departments and continuing with the introduction of fresh cut flowers and prepackaged vegetables into most of the Company's supermarkets.

Gross profits increased to $389.6 million or 22.85% of sales in 1996 compared to $352.5 million or 22.31% of sales in 1995 and $339.9 million or 22.08% of sales in 1994. The increase in gross profits, as a percent of sales in fiscal years 1996, 1995 and 1994 was due to increased efficiencies in the Company's warehousing and transportation departments, the introduction of higher gross margin products such as prepackaged gourmet vegetables and fresh cut flowers and a decrease in competitive activity when compared to prior years.

Operating expenses include selling, general and administrative expenses, depreciation and amortization, and consulting fees expenses. In fiscal 1996, selling, general and administrative expenses amounted to $328.2 million or 19.25% of sales. For fiscal 1995, selling, general and administrative expenses were $308.3 million or 19.52% of sales. For fiscal 1994, selling, general and administrative expenses amounted to $297.5 million or 19.32% of sales. During 1996, the increase in selling, general and administrative expenses was due to the additional week in the 53-week 1996 fiscal year and the additional expenses required to operate at the higher level of sales. However, due to the increase in sales in 1996, the Company operated more efficiently and, as a percent of sales, selling, general and administrative expenses decreased, primarily due to efficiencies in supermarket payroll expenses and the leverage effect increased

RESULTS OF OPERATIONS (CONTD.)

sales had on fixed expenses such as rents, depreciation and other supermarket occupancy expenses. Selling, general and administrative expenses in 1995 reflect reductions in expense categories such as workers' compensation and general liability self-insurance expenses of $2.8 million, which was offset by increases in direct labor, store supplies and advertising expenses. Additional expenses were incurred in 1995 to operate the new stores opened in June and August of fiscal 1994. Selling, general and administrative expenses for 1994 included certain non-recurring expenses including a $4.0 million standstill fee (paid in conjunction with the Recapitalization Transaction) and a one-time payment of $3.4 million to members of the Retail Clerks collective bargaining unit. Such non-recurring expenses in 1994 were partially offset by a non-recurring reduction in employer contributions to a collective bargaining unit health and welfare benefits trust of $13.6 million.

Depreciation and amortization expenses amounted to $12.6 million in 1996 compared to $11.8 million in 1995 and $11.7 million in 1994 and includes amortization of $1.0 million in 1996 and 1995 and $558,000 in 1994 from a $5.0 million prepaid five-year covenant not to compete included in a Consulting Agreement between the Company and Craig, which became effective March 8, 1994 as part of the Recapitalization Transaction.

Since January 1, 1989, the Company has entered into various consulting agreements with its stockholders, La Cadena and Craig, that required them to provide consultation and advice to the Company in connection with general business, financial, management consulting, real estate acquisition and development, and product diversification matters. These consulting agreements with its stockholders terminated on September 26, 1993. In March 1994, the Company entered into a new five-year consulting agreement with Craig Corporation, whereby the Company pays Craig $1.5 million per year (payable quarterly in arrears) and Craig provides the Company with consultation and advice in connection with general business issues, financial management consulting, real estate acquisition and development and product diversification matters. Consulting fees expense amounted to $1.5 million in 1996 and 1995 and $830,000 in 1994.

Operating profits increased to $47.3 million or 2.77% of sales in 1996 compared to $31.0 million or 1.96% of sales in 1995 and $30.0 million or 1.95% of sales in 1994.

Interest expense amounted to $20.2 million, $20.1 million and $15.5 million for the 1996, 1995 and 1994 fiscal years, respectively. The increase in interest expense in 1995, when compared to 1994 is due to additional debt incurred in March 1994 to facilitate the Recapitalization Transaction. Such debt was outstanding during all of fiscal 1995 and was outstanding since March 8, 1994 in fiscal 1994. Interest expense includes amortization of fees and expenses incurred to acquire debt of $1.2 million in 1996 and 1995 and $721,000 in 1994.

Income before income taxes and the cumulative effect of a change in accounting for income taxes and extraordinary loss amounted to $27.1 million, $10.9 million and $14.6 million for the 1996, 1995 and 1994 fiscal years, respectively.

Income before the cumulative effect of a change in accounting for income taxes and extraordinary item for the 1996, 1995 and 1994 fiscal years amounted to $16.0 million or .94% of sales, $6.7 million or .43% of sales and $8.8 million or .57% of sales, respectively.

Effective the beginning of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and realized a gain of $.4 million from the cumulative effect of a change in accounting for income taxes.

RESULTS OF OPERATIONS (CONTD.)

In connection with the March 8, 1994 Recapitalization, the Company entered into a series of transactions that included the sale of $165.0 million of 11% Senior Notes due 2001, the early retirement of the outstanding 9.8% Senior Notes due 2001 and certain bank financings. The early retirement of debt resulted in an after-tax extraordinary charge to earnings of $8.0 million in the Company's 1994 second quarter.

Net income amounted to $16.0 million in 1996, $6.7 million in 1995 and $1.1 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds generated from operations and from borrowings from short- term revolving credit facilities. The Company's credit agreement consists of a revolving credit facility for working capital of $15.0 million, which was available at September 29, 1996 and a standby letter of credit facility with a maximum availability of $25.0 million, of which $11.3 million was available at September 29, 1996. Such standby letter of credit facility is maintained pursuant to the Company's workers' compensation and general liability self-insurance requirements.

The Company had no short-term borrowings outstanding at year end 1996, 1995 and 1994. The average daily amount of short-term borrowings outstanding amounted to $5,420,000 and $129,000 in 1994 and 1995, respectively and the weighted average interest rates during the periods were 4.40% and 9.68% in 1994 and 1995, respectively. During 1996, the Company did not incur short-term borrowings.

Working capital amounted to $63.5 million at September 29, 1996, $45.0 million at September 24, 1995 and $41.4 million at September 25, 1994 and the Company's current ratios were 1.50:1, 1:40:1 and 1.38:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Net cash provided by operating activities amounted to $27.9 million, $18.9 million and $18.6 million for fiscal years 1996, 1995 and 1994, respectively. Fluctuations in operating assets and liabilities are not unusual in the supermarket industry. Net cash provided by operating activities in 1994 included certain components of the Recapitalization Transaction in the changes of operating assets and liabilities. The increase in other assets in 1994 included approximately $8.0 million of fees and expenses incurred to issue debt and $5.0 million from the prepayment of a five-year covenant not to compete included in the Consulting Agreement with Craig.

Net cash used in financing activities in fiscal years 1996 and 1995 amounted to $5.2 million and $1.2 million, respectively. Net cash provided by financing activities in fiscal year 1994 amounted to $15.6 million. Net cash used in financing activities in 1996 and 1995 reduced amounts due under capitalized lease obligations by $1.1 million and $1.2 million, respectively. During March 1994, the Company completed the Recapitalization which included proceeds from the sale of $165.0 million of 11% Senior Notes due 2001. Such proceeds were used to fund the early retirement of $75.5 million of 9.8% Senior Notes due 2001, the early retirement of secured financings of $12.2 million, the prepayment of $9.0 million of capital expenditure financing, the prepayment premiums from the early retirement of debt of $12.9 million and the redemption of $3.6 million of the Company's Series A Preferred Stock. In addition, the 1994 debt offering proceeds were used to pay a dividend on the Company's Common Stock of $20.0 million and $14.7 million of the proceeds were used to acquire an option to purchase the equity interest in the Company held by Craig. Effective March 8, 1996, the Company converted its outstanding Common Stock for 693,650 shares of its 10.5% Series B Preferred Stock, stated value $100 per share. Dividends paid or accrued since March 1996 for the 10.5% Series B Preferred Stock amounted to $4.1 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

Net cash used in investing activities for the 1996, 1995 and 1994 fiscal years, amounted to $3.8 million, $12.7 million and $14.4 million, respectively. The difference in net cash used in investing activities between the comparable periods in 1996, 1995 and 1994 is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions. Capital expenditures amounted to $22.4 million in 1996, $13.2 million in 1995 and $19.4 million in 1994. In January 1996, the Company completed a sale and leaseback transaction with an unrelated third party for five of the Company's supermarkets. Gross proceeds from the sale of the five supermarkets amounted to approximately $18.5 million, which approximated fair market value. The Company entered into leases for the five supermarkets with initial terms of 20 years and with options available to the Company which extend the lease terms up to an additional 20 years. The Company believes the rents due in accordance with the terms of the leases approximate fair market rents. The gains from the sale of the supermarkets are deferred and will be amortized into income over the initial term of the leases. As a result of the additional rent expenses, net of reductions in depreciation expense, paid on the five supermarkets, operating expenses increased by approximately $900,000 in fiscal 1996. During fiscal 1994, and in conjunction with the Recapitalization Transaction, the Company paid Craig $4.0 million in the form of Craig Common Stock held by the Company for investment purposes in accordance with the terms of a certain Standstill Agreement between the Company and Craig.

Capital expenditures for 1996 included costs incurred to construct a replacement supermarket and to complete eight major remodels and eight minor remodels and capital expenditures incurred to acquire store equipment to support the 1996 merchandising expansion and upgrade program. Capital expenditures for fiscal 1995 included costs incurred to complete eight supermarket minor remodels, the acquisition and installation of technology and equipment required to implement the Stater Express choice of payment system and the completion of a supermarket major remodel and expansion. The Stater Express system is a combined supermarket technology platform that includes enhanced systems for check verification and acceptance and alternative pay choices such as VISA, MasterCard, American Express and direct debit bank cards issued by most nationally recognized financial institutions. Management believes the Stater Express system will help the Company reduce its bad check expense while providing customers with alternative methods of payment. Stater Express was installed in each of the Company's supermarkets during fiscal 1995. The Stater Express mark is an intellectual property of Stater Bros. Markets and an application is pending for a federal copyright for the name "Stater Express".

Capital expenditures for 1994 included costs incurred to construct three supermarkets and to complete four supermarket minor remodels.

During 1996, the Company opened one replacement supermarket and in 1994 the Company opened three new stores, one of which replaced a smaller and less efficient store. The new stores opened in 1996 and 1994 are located in the Company's primary trading area.

Capital expenditures in 1995 and 1994 were financed primarily from cash provided by operating activities while capital expenditures in 1996 were financed primarily by proceeds from the sale and leaseback of five supermarkets.

Management believes that operating cash flow, supplemented by capital expenditures financings obtained through capital and operating leases, will be sufficient to meet the Company's currently identified operating needs and scheduled capital expenditures. However, there can be no assurance that such lease financings will be available to the Company.

The Company operated 110 supermarkets at September 29, 1996 and September 24, 1995 and operated 111 supermarkets at September 25, 1994.

The Company's supermarkets had approximately 3.2 million retail square feet at September 29, 1996, September 24, 1995 and September 25, 1994.

LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

    THE BANK FACILITIES

Stater Bros. Markets, the Company's operating subsidiary, and Bank of America National Trust and Savings Association (the "Bank") entered into a Credit Agreement in March 1994, as amended and effective June 1, 1996, whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $15.0 million which was available at September 29, 1996 and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $25.0 million (collectively, the "Bank Facilities"). As of September 29, 1996, approximately $11.3 million of the LC Facility was available to the Company. The Bank Credit Agreement expires on June 1, 1998.

The Bank Facilities also contain certain financial and other covenants applicable to Stater Bros. Markets, including without limitation, requirements to (i) maintain a minimum current ratio of at least 1.20:1; (ii) maintain minimum tangible net worth plus debt subordinated to the Bank (as defined) of at least $145.0 million; (iii) maintain a ratio of total liabilities to tangible net worth plus debt subordinated to the Bank of not in excess of 1.30:1; (iv) maintain a minimum fixed charge coverage ratio (as defined) of at least 1.10:1 for each consecutive four fiscal quarters beginning with the four fiscal quarters ending on Stater Bros. Markets' 1996 fiscal year end; (v) limit the sale of assets; (vi) prohibit additional indebtedness except for normal trade credit and indebtedness secured only by real property constructed or acquired within the prior twelve months; (vii) prohibit additional liens except for liens for indebtedness secured by real property pursuant to clause (v);
(viii) prohibit the acquisition of other business entities; (ix) restrict the payment of dividends (as discussed below); (x) prohibit changes of ownership;
(xi) prohibit the liquidation, consolidation or merger of the business; and
(xii) repay all advances outstanding under the Operating Facility and not draw any new advances for at least 5 calendar days each month.

As of September 29, 1996, for purposes of the Bank Facilities, Stater Bros. Markets was in compliance with all restrictive convenants and had (i) a current ratio of 1.53:1, (ii) tangible net worth and debt subordinated to the Bank of $195.4 million; (iii) a ratio of total liabilities to tangible net worth and debt subordinated to the Bank of 0.73:1 and (iv) a fixed charge coverage ratio (as defined in the Bank Facilities) of 1.70:1. If for any reason Stater Bros. Markets is unable to comply with the terms of the Bank Facilities, including the covenants contained therein, such noncompliance would result in an event of default under the Bank Facilities, and could result in acceleration of the payment of indebtedness then outstanding under Bank Facilities or, in certain situations, the prohibition of payments of dividends or advances to the Company. In addition, no amendment, waiver or supplement may be made to the Indenture without the prior written consent of the Bank if such amendment, waiver or supplement adversely affects the rights of the Bank as lender to Stater Bros. Markets.

The financial and operational covenants contained in the Bank Facilities significantly limit Stater Bros. Markets' ability to pay dividends and make loans or advances to the Company, the primary source of anticipated cash for the Company, and could limit the Company's ability to respond to changing business and economic conditions, and to finance future operations or capital needs including the Company's ability to achieve its plans to remodel and expand existing supermarkets and open new supermarkets.

The Company is also subject to certain covenants associated with its 11% Senior Notes due 2001. As of September 29, 1996, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

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

Effective March 8, 1996, the Company exercised its option to convert the Company's 50,000 shares of Common Stock held by Craig Corporation into 693,650 shares of the Company's Series B Preferred Stock. The Series B Preferred Stock is redeemable by the Company in whole, but not in part, for $69.4 million plus accrued and unpaid dividends. The holders of the Series B Preferred Stock can, beginning in the year 2009, cause the Company to redeem such Preferred Stock. Dividends on the Preferred Stock are paid quarterly in arrears at the rate of 10.5% per annum through September 2002, and beginning October 2002, will increase to 12% per annum and will increase by 100 basis points per year thereafter to a maximum rate of 15% per annum.

    LABOR RELATIONS

The Company and other major supermarket employers in Southern California negotiated a four-year contract, beginning October 1995, with the United Food and Commercial Workers Union. The Company's collective bargaining agreement with the International Brotherhood of Teamsters was renewed in 1994 and expires in 1998. Management believes it has good relations with its employees.

RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), which the Company is required to adopt in fiscal year 1997. The Company does not expect that the adoption of SFAS 121 will have a material effect on its financial position or its results of operations in fiscal 1997.

EFFECT OF INFLATION AND COMPETITION

The Company's performance is affected by inflation. In recent years the impact of inflation on the operations of the Company has been moderate. As inflation has increased expenses, the Company has recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time. However, the economic environment in Southern California continues to challenge the Company to become more cost efficient as its ability to recover increases in expenses through price increases is diminished. The future results of operations of the Company will depend upon the ability of the Company to adapt to the current economic environment as well as to the current competitive conditions.

The Company conducts business in one industry segment, the operation of retail food supermarkets, which offer for sale to the public most merchandise typically found in supermarkets. The supermarket industry is highly competitive and is characterized by low profit margins. The Company's primary competitors include Lucky, Vons, Hughes, Albertson's, Ralphs, and a number of independent supermarket operators. Competitive factors typically include the price, quality and selection of products offered for sale, customer service, and the convenience and location of retail facilities. The Company monitors competitive activity and Senior Management regularly reviews the Company's marketing and business strategy and periodically adjusts them to adapt to changes in the Company's primary trading area.

CAUTIONARY STATEMENT

Except for historical facts, all matters discussed in this report which are forward looking involve risks and uncertainties and actual results may differ from any future performance discussed from time to time in the Company's Securities and Exchange Commission filings.

SUBSEQUENT EVENT

In October 1996, the Company completed a sale and leaseback transaction with an unrelated third party for four of the Company's supermarkets. The net proceeds from the sale of the four supermarkets amounted to approximately $16.0 million, which approximated fair market value. The Company entered into leases for the four supermarkets with initial terms of 20 years and with options available to the Company which extend the lease terms up to an additional 20 years. The Company believes the rents due under the leases approximate fair market rents. The gains from the sale of the supermarkets were approximately $2.5 million and will be deferred and amortized into income over the initial term of the leases. As a result of the additional rent expenses, net of reductions in depreciation expense, due on the four supermarkets, operating expenses will increase by approximately $1.2 million in fiscal 1997.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information called for by this item is set forth in the Company's financial statements and supplementary data contained in this report. Specific financial statements and supplementary data can be found on the pages listed in the following index.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page Number
                                                                                              -----------
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           F-2

Consolidated Balance Sheets at September 25, 1994,
    September 24, 1995 and September 29, 1996   . . . . . . . . . . . . . . . . . . . . .           F-3

Fiscal years ended September 25, 1994, September 24, 1995 and
    September 29, 1996:

       Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . . . .           F-5

       Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . .           F-6

       Consolidated Statements of Stockholders' Equity  . . . . . . . . . . . . . . . . .           F-8

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .           F-9



ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                             Page Number
                                                                                             -----------

Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            F-2

Consolidated Balance Sheets at September 25, 1994,
    September 24, 1995 and September 29, 1996   . . . . . . . . . . . . . . . . . . . .            F-3

Fiscal years ended September 25, 1994, September 24, 1995 and
    September 29, 1996:

       Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . . .            F-5

       Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . .            F-6

       Consolidated Statements of Stockholders' Equity  . . . . . . . . . . . . . . . .            F-8

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .            F-9



                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
Stater Bros. Holdings Inc.

    We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. and subsidiaries as of September 25, 1994, September 24, 1995 and September 29, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the 52-week periods then ended for 1994 and 1995, and the 53-week period then ended for 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. and subsidiaries as of September 25, 1994, September 24, 1995 and September 29, 1996, and the consolidated results of their operations and their cash flows for each of the 52-week periods then ended for 1994 and 1995, and the 53-week period then ended for 1996, in conformity with generally accepted accounting principles.





                                                          ERNST & YOUNG LLP

Riverside, California
November 25, 1996

                           STATER BROS. HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                  SEPT. 25,    SEPT. 24,       SEPT. 29,
                                                                    1994          1995           1996
                                                                 ----------    ----------      ---------
Current Assets
   Cash and cash equivalents  . . . . . . . . . . . . . . . .    $   21,289    $  26,308      $  45,279
   Receivables  . . . . . . . . . . . . . . . . . . . . . . .        16,503       15,877         19,009
   Inventories  . . . . . . . . . . . . . . . . . . . . . . .       103,655      107,146        117,372
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . .         3,421        3,591          3,357
   Deferred income taxes  . . . . . . . . . . . . . . . . . .         3,276        2,792          4,710
   Properties held for sale   . . . . . . . . . . . . . . . .         2,964        2,933          1,787
                                                                 ----------    ---------      ---------

Total current assets  . . . . . . . . . . . . . . . . . . . .       151,108      158,647        191,514


Investment in unconsolidated affiliate  . . . . . . . . . . .        10,230        9,250          7,626


Property and equipment
   Land   . . . . . . . . . . . . . . . . . . . . . . . . . .        20,678       20,653         18,688
   Buildings and improvements   . . . . . . . . . . . . . . .        92,808       96,653         89,856
   Store fixtures and equipment   . . . . . . . . . . . . . .        61,208       68,338         78,570
   Property subject to capital leases   . . . . . . . . . . .        14,368       14,368         14,368
                                                                 ----------    ---------      ---------
                                                                    189,062      200,012        201,482


   Less accumulated depreciation and amortization   . . . . .        72,902       81,385         87,267
                                                                 ----------    ---------      ---------
                                                                    116,160      118,627        114,215


Deferred income taxes . . . . . . . . . . . . . . . . . . . .         5,351        4,975          5,295
Deferred debt issuance costs, net . . . . . . . . . . . . . .         7,630        6,423          5,221
Lease guarantee escrow  . . . . . . . . . . . . . . . . . . .         4,446        5,584          6,701
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .        11,564       10,576          7,722
                                                                 ----------    ---------      ---------

Total assets  . . . . . . . . . . . . . . . . . . . . . . . .    $  306,489    $ 314,082      $ 338,294
                                                                 ==========    =========      =========





                    See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (In thousands, except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                SEPT. 25,    SEPT. 24,       SEPT. 29,
                                                                  1994          1995           1996
                                                               ----------    ----------      ---------
Current Liabilities
   Accounts payable   . . . . . . . . . . . . . . . . . . . .    $   63,538    $  67,604     $   79,271
   Accrued payroll and related expenses   . . . . . . . . . .        21,289       22,289         23,981
   Other accrued liabilities  . . . . . . . . . . . . . . . .        23,704       22,653         23,607
   Current portion of capital lease obligations   . . . . . .         1,155        1,087          1,182
                                                                 ----------    ---------      ---------

Total current liabilities . . . . . . . . . . . . . . . . . .       109,686      113,633        128,041

Long-term debt, less current portion  . . . . . . . . . . . .       165,000      165,000        165,000
Capital lease obligations, less current portion . . . . . . .         9,187        8,099          6,917
Long-term portion of self-insurance reserves  . . . . . . . .        15,765       13,031         10,332
Other long-term liabilities . . . . . . . . . . . . . . . . .             -          741          2,526
10.5% Cumulative Series B Preferred Stock:
   (stated value $100 per share)
      Authorized shares - 693,650
      Issued and outstanding shares -
         0 in 1994 and 1995, 693,650 in 1996  . . . . . . . .             -            -         69,365

Stockholders' equity
   Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares -
         50,000 in 1994 and 1995, 0 in 1996   . . . . . . . .             1            1              -
   Class A Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares -
         50,000 in 1994, 1995 and 1996  . . . . . . . . . . .             1            1              1
   Additional paid-in capital   . . . . . . . . . . . . . . .        12,715       12,715         12,715
   Retained earnings  . . . . . . . . . . . . . . . . . . . .         8,784       15,511        (41,953)
   Less option to acquire stock   . . . . . . . . . . . . . .       (14,650)     (14,650)       (14,650)
                                                                 ---------     --------       --------

Total stockholders' equity  . . . . . . . . . . . . . . . . .         6,851       13,578        (43,887)
                                                                 ----------    ---------      ---------

Total liabilities and stockholders' equity  . . . . . . . . .    $  306,489    $ 314,082      $ 338,294
                                                                 ==========    =========      =========





                    See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share and share amounts)


                                                                            Fiscal Year Ended
                                                                            -----------------
                                                                  52 WEEKS      52 WEEKS       53 WEEKS
                                                                 ---------------------------------------
                                                                 SEPT. 25,    SEPT. 24,       SEPT. 29,
                                                                   1994           1995          1996
                                                                 ----------    ----------   ------------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,539,717   $ 1,579,895   $  1,705,332
Cost of goods sold  . . . . . . . . . . . . . . . . . . . .       1,199,794     1,227,355      1,315,726
                                                                -----------   -----------   ------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . .         339,923       352,540        389,606

Operating expenses:
   Selling, general and administrative expenses   . . . . .         297,474       308,332        328,242
   Depreciation and amortization  . . . . . . . . . . . . .          11,656        11,756         12,583
   Consulting fees  . . . . . . . . . . . . . . . . . . . .             830         1,500          1,525
                                                                -----------   -----------   ------------
Total operating expenses  . . . . . . . . . . . . . . . . .         309,960       321,588        342,350
                                                                -----------   -----------   ------------
Operating profit  . . . . . . . . . . . . . . . . . . . . .          29,963        30,952         47,256
Interest income . . . . . . . . . . . . . . . . . . . . . .             384           952          1,929
Interest expense  . . . . . . . . . . . . . . . . . . . . .         (15,501)      (20,076)       (20,258)
Equity in (loss) from unconsolidated affiliate  . . . . . .            (592)         (980)        (1,624)
Other income (expense) - net  . . . . . . . . . . . . . . .             391            97           (172)
                                                                -----------   -----------   -----------
Income before income taxes and the cumulative effect of a
   change in accounting for income taxes and extraordinary
     loss   . . . . . . . . . . . . . . . . . . . . . . . .          14,645        10,945         27,131
Income taxes  . . . . . . . . . . . . . . . . . . . . . . .           5,856         4,218         11,120
                                                                -----------   -----------   ------------
Income before cumulative effect of a change in accounting
   for income taxes and extraordinary loss  . . . . . . . .           8,789         6,727         16,011
Cumulative effect of a change in accounting for income
   taxes  . . . . . . . . . . . . . . . . . . . . . . . . .             372             -              -
                                                                -----------   -----------   ------------
Income before extraordinary loss  . . . . . . . . . . . . .           9,161         6,727         16,011
Extraordinary loss from early extinguishment of debt
   ($13,856 less tax effect of $5,820)  . . . . . . . . . .          (8,036)             -              -
                                                                ----------    -----------   ------------
Net income  . . . . . . . . . . . . . . . . . . . . . . . .           1,125         6,727         16,011
   Less preferred dividends   . . . . . . . . . . . . . . .             327             -          4,111
                                                                -----------   -----------   ------------
Net income available to common shareholders . . . . . . . .     $       798   $     6,727   $     11,900
                                                                ===========   ===========   ============

Earnings per common share:
   Before cumulative effect of a change in accounting for
     income taxes and extraordinary loss  . . . . . . . . .          $84.62        $67.27        $165.28
   Cumulative effect of a change in accounting for income
     taxes  . . . . . . . . . . . . . . . . . . . . . . . .            3.72             -             -
   Extraordinary loss   . . . . . . . . . . . . . . . . . .           (80.36)           -             -
                                                                     -------      -------        ------

Earnings per common share . . . . . . . . . . . . . . . . .           $7.98        $67.27        $165.28
                                                                      =====        ======        =======

Average common shares outstanding . . . . . . . . . . . . .         100,000       100,000        72,000
                                                                    =======       =======        ======

Common shares outstanding at end of year  . . . . . . . . .         100,000       100,000        50,000
                                                                    =======       =======        ======


                    See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                            Fiscal Year Ended
                                                                            -----------------
                                                                   52 WEEKS      52 WEEKS       53 WEEKS
                                                                   -------------------------------------
                                                                   SEPT. 25,    SEPT. 24,       SEPT. 29,
                                                                     1994          1995            1996
                                                                  ----------    ----------     ---------
OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . .     $   1,125     $  6,727      $  16,011
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Cumulative effect of a change in accounting for
     income taxes . . . . . . . . . . . . . . . . . . . . . .          (372)           -              -
   Extraordinary loss related to early extinguishment
     of debt  . . . . . . . . . . . . . . . . . . . . . . . .        13,856            -              -
   Depreciation and amortization  . . . . . . . . . . . . . .        11,656       11,756         12,583
   Deferred income taxes  . . . . . . . . . . . . . . . . . .        (1,303)         860         (2,238)
   Loss (gain) on disposals of assets   . . . . . . . . . . .          (391)         (97)           172
   Net undistributed loss in unconsolidated affiliate   . . .           592          980          1,624
   Changes in operating assets and liabilities:
     (Increase) decrease in receivables . . . . . . . . . . .          (197)         626         (3,132)
     (Increase) decrease in inventories . . . . . . . . . . .        (4,281)      (3,491)       (10,226)
     (Increase) decrease in prepaid expenses  . . . . . . . .           210         (170)           234
     (Increase) decrease in other assets  . . . . . . . . . .       (14,695)        (359)         1,738
     Increase (decrease) in accounts payable  . . . . . . . .         7,502        4,066         11,667
     Increase (decrease) in accrued liabilities and long-term
     portion of self-insurance reserves   . . . . . . . . . .         4,921       (2,044)          (514)
                                                                  ---------     -------       --------
Net cash provided by operating activities . . . . . . . . . .        18,623       18,854         27,919
                                                                  ---------     --------      ---------

FINANCING ACTIVITIES:
Proceeds from long-term debt  . . . . . . . . . . . . . . . .       165,000            -              -
Payment on notes payable  . . . . . . . . . . . . . . . . . .        (9,000)           -              -
Redemption of preferred stock . . . . . . . . . . . . . . . .        (3,600)           -              -
Premiums paid on early retirement of debt . . . . . . . . . .       (12,893)           -              -
Common stock exchanged for preferred stock  . . . . . . . . .             -            -        (69,365)
Preferred stock issued and exchanged for common stock . . . .             -            -         69,365
Principal payments on long-term debt and capital
 lease obligations  . . . . . . . . . . . . . . . . . . . . .       (88,967)      (1,156)        (1,087)
Dividends paid on preferred stock . . . . . . . . . . . . . .          (327)           -         (4,111)
Dividends paid on common stock  . . . . . . . . . . . . . . .       (20,000)           -              -
Option to acquire stock . . . . . . . . . . . . . . . . . . .       (14,650)           -              -
                                                                  ---------     --------      ---------
Net cash provided by (used in) financing activities . . . . .     $  15,563     $ (1,156)     $  (5,198)
                                                                  ---------     --------      ---------




                    See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)


                                                                            Fiscal Year Ended
                                                                            -----------------
                                                                   52 WEEKS      52 WEEKS       53 WEEKS
                                                                   -------------------------------------
                                                                    SEPT. 25,    SEPT. 24,    SEPT. 29,
                                                                      1994          1995        1996
                                                                   ----------    ----------  ----------
INVESTING ACTIVITIES:
Purchase of property and equipment  . . . . . . . . . . . . .      $(19,409)    $(13,178)      $(22,415)

Proceeds from sale of property and equipment and properties
 held for sale  . . . . . . . . . . . . . . . . . . . . . . .           964          499         18,665
Decrease in investment in stock . . . . . . . . . . . . . . .         4,000            -              -
                                                                  ---------     --------      ---------
Net cash (used in) investing activities . . . . . . . . . . .       (14,445)     (12,679)        (3,750)
                                                                  ---------     --------      ---------
Net increase in cash and cash equivalents . . . . . . . . . .        19,741        5,019         18,971
Cash and cash equivalents at beginning of period  . . . . . .         1,548       21,289         26,308
                                                                  ---------     --------      ---------
Cash and cash equivalents at end of period  . . . . . . . . .     $  21,289     $ 26,308      $  45,279
                                                                  =========     ========      =========
Interest paid . . . . . . . . . . . . . . . . . . . . . . . .     $  17,120     $ 19,537      $  21,360
Income taxes paid . . . . . . . . . . . . . . . . . . . . . .     $   1,753     $  4,633      $   9,725





See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)


                                                                                                                            OPTION
                                                     SERIES A                      CLASS A       ADDITIONAL                   TO
                                                    PREFERRED        COMMON         COMMON        PAID-IN      RETAINED     ACQUIRE
                                                      STOCK          STOCK          STOCK         CAPITAL      EARNINGS      STOCK
                                                    ---------      --------        -------       ----------     --------    --------

Balances at September 26, 1993  . . . . . .        $   3,600       $    1         $    -        $  12,715      $ 27,986    $      -
   Preferred stock redeemed   . . . . . . .           (3,600)           -              -                -             -           -
   Common Stock exchanged for Class A
      Common Stock  . . . . . . . . . . . .                -            -              1                -             -           -
   Option to acquire stock  . . . . . . . .                -            -              -                -             -     (14,650)
   Net income for 52 weeks ended
      September 25, 1994  . . . . . . . . .                -            -              -                -         1,125           -
   Preferred stock dividends paid   . . . .                -            -              -                -          (327)          -
   Common stock dividends paid  . . . . . .                -            -              -                -       (20,000)          -
                                                   ---------       ------         ------        ---------      -------     --------

Balances at September 25, 1994  . . . . . .                -            1              1           12,715         8,784     (14,650)
   Net income for 52 weeks ended
      September 24, 1995  . . . . . . . . .                -            -              -                -         6,727           -
                                                   ---------       ------         ------        ---------      --------    --------

Balances at September 24, 1995  . . . . . .                -            1              1           12,715        15,511     (14,650)
   Conversion of Common Stock for
      Series B Preferred Stock  . . . . . .                -          (1)              -                -       (69,364)          -
   Net income for 53 weeks ended
      September 29, 1996  . . . . . . . . .                -            -              -                -        16,011           -
   Preferred stock dividends paid   . . . .                -            -              -                -        (4,111)          -
                                                   ---------       ------         ------        ---------      --------     --------

Balances at September 29, 1996  . . . . . .        $       -       $    -         $    1        $  12,715      $(41,953)   $(14,650)
                                                   =========       ======         ======        =========      ========     =======



                    See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1996

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

    Description of Business

    Stater Bros. Holdings Inc. (the "Company") is engaged primarily in the operation of retail supermarkets. As of September 29, 1996, the Company operated 110 retail food supermarkets under the name "Stater Bros." The Company's supermarkets are located principally in the "Inland Empire" area of Southern California - San Bernardino, Riverside and the eastern portions of Los Angeles, Orange and Kern counties. The Company and its predecessor companies have operated retail grocery stores under the "Stater Bros." name in the Inland Empire since 1936.

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stater Bros. Markets ("Markets") and Stater Bros. Development, Inc. All significant inter-company transactions have been eliminated in consolidation.

    Fiscal Year

    The Company's fiscal year ends on the last Sunday in September. The fiscal years ended September 25, 1994 and September 24, 1995 were 52- week years and the fiscal year ended September 29, 1996 was a 53-week year.

    Cash and Cash Equivalents

    Cash and cash equivalents are reflected at cost, which approximates their fair value, and consist primarily of overnight repurchase agreements, certificates of deposit and money market funds with maturities of less than three months when purchased.

    Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market.

    Receivables

    Receivables represents amounts expected to be received during the next operating cycle of the Company. The carrying amount reported in the balance sheet for receivables approximates their fair value.

    Properties Held for Sale

    Properties expected to be sold within one year are classified as current assets and are stated at the lower of cost or estimated net realizable value and consist of land, buildings and equipment.

    Deferred Debt Issuance Costs

    Direct costs incurred as a result of financing transactions are capitalized and amortized to interest expense over the terms of the applicable debt agreements.

    Self-insurance Reserves

    The Company provides reserves, subject to certain retention levels, for workers' compensation, general and automobile liability claims. Consulting actuaries assist the Company in developing reserve estimates for its self-insured liabilities. Such reserves are discounted using an 8% rate. The Company is self-insured, subject to certain retention levels, for healthcare costs of eligible non-bargaining unit employees. Such healthcare reserves are not discounted.

                           STATER BROS. HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTD.)

    Recent Accounting Pronouncements

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", (SFAS 121). The Company will be required to adopt SFAS 121 in fiscal year 1997. The Company does not expect that the adoption of SFAS 121 will have a material effect on its financial position or its results of operations for the fiscal year ended in September 1997.

    Property and Equipment

    Property and equipment are stated at cost and are depreciated or amortized, principally on the straight-line method over the estimated useful lives of the assets, and for capitalized leases over the initial lease term or the estimated economic life of the asset.

    The average economic lives are as follows:

                                                                 Range                  Most Prevalent
                                                             ---------------         --------------------
         Buildings and improvements . . . . . . . . . .      8 - 30 Years                   25 Years
         Store furniture and equipment  . . . . . . . .      3 - 10 Years                    5 Years
         Property subject to capital leases . . . . . .      Life of Lease                  25 Years

    Income Taxes

    The Company provides for deferred income taxes as timing differences arise between income and expenses recorded for financial and income tax reporting purposes.

    Cost of Goods Sold

    Costs of goods sold include certain warehousing, transportation and distribution costs.

    Reclassifications

    Certain amounts in the prior periods have been reclassified to conform to the current period financial statement presentation.

    Use of Estimates

    The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



NOTE 2 - DEBT
    Long-term debt consisted of the following:

                                                               Sept. 25,        Sept. 24,        Sept. 29,
                                                                  1994             1995             1996
                                                               ----------       ----------       ----------
                                                                              (In thousands)
11% senior notes payable, due March 1, 2001 . . . . . . .       $165,000         $165,000          $165,000
                                                                --------         --------          --------
Total long-term debt  . . . . . . . . . . . . . . . . . .       $165,000         $165,000          $165,000
                                                                ========         ========          ========

                           STATER BROS. HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - DEBT (CONTD.)

    As of September 29, 1996, no principal payments were due in the next four
years and the Company's 11% Senior Notes are due on March 1, 2001.    Interest
is payable semi-annually on September 1 and March 1.

    Interest capitalized during fiscal years 1994, 1995 and 1996 amounted to $437,000, $50,000 and $116,000, respectively. Interest expense incurred, before the effect of capitalized interest, during 1994, 1995 and 1996 amounted to $15,938,000, $20,126,000 and $20,374,000, respectively.

    The Company did not have short-term borrowings outstanding at September 25, 1994, September 24, 1995 and September 29, 1996. The average daily amount of short-term borrowings was $5,420,000 and $129,000 during 1994 and 1995, respectively, and the Company did not incur any short- term borrowings during 1996. The weighted average interest rates were 4.40% and 9.68% for 1994 and 1995, respectively.

    The Company is subject to certain covenants associated with its 11% Senior Notes due 2001. As of September 29, 1996, the Company was in compliance with all such covenants.


NOTE 3 - UNCONSOLIDATED AFFILIATE

    The Company owns 49.6% of Santee Dairies, Inc. ("Santee"), an operator of a fluid milk processing plant located in Los Angeles, California, and is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee using the equity method of accounting and recognized losses of $592,000, $980,000, and $1,624,000 for fiscal years 1994, 1995 and 1996 respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.


NOTE 4 - BANK FACILITIES

    Stater Bros. Markets and Bank of America National Trust and Savings Association (the "Bank") have entered into a credit agreement (as amended) whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $15.0 million, which was available on September 29, 1996, and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $25.0 million, of which $11.3 was available on September 29, 1996 (collectively, the "Bank Facilities"). The Bank Facilities will expire on June 1, 1998. Interest on the outstanding principal balance of the Operating Facility is payable monthly at either the Bank's reference rate plus one percent per annum or at a fixed rate of interest. Borrowings under the Bank Facilities are unsecured general obligations of Stater Bros. Markets and are guaranteed by Stater Bros. Development, Inc. The Bank Facilities contain customary cross- default provisions with respect to the Company's 11% Senior Notes due 2001.

                           STATER BROS. HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - BANK FACILITIES (CONTD.)

    The Bank Facilities also contain certain financial and other covenants applicable to Stater Bros. Markets, including without limitation, requirements to (i) maintain a minimum current ratio of at least 1.20:1; (ii) maintain minimum tangible net worth plus debt subordinated to the Bank (as defined) of at least $145.0 million; (iii) maintain a ratio of total liabilities to tangible net worth plus debt subordinated to the Bank of not in excess of 1.30:1; (iv) maintain a minimum fixed charge coverage ratio (as defined) of at least 1.10:1 for each consecutive four fiscal quarters beginning with the four fiscal quarters ending on Stater Bros. Markets' 1996 fiscal year end; (v) limit the sale of assets; (vi) prohibit additional indebtedness except for normal trade credit and indebtedness secured only by real property constructed or acquired within the prior twelve months; (vii) prohibit additional liens except for liens for indebtedness secured by real property pursuant to clause (v);
(viii) prohibit the acquisition of other business entities; (ix) restrict the payment of dividends (as discussed below); (x) prohibit changes of ownership;
(xi) prohibit the liquidation, consolidation or merger of the business; and
(xii) repay all advances outstanding under the Operating Facility and not draw
any new advances for at least 5 calendar days each month.    As of September
29, 1996, for purposes of the Bank Facilities, Stater Bros. Markets was in compliance with all restrictive convenants and had (i) a current ratio of 1.53:1, (ii) tangible net worth and debt subordinated to the Bank of $195.4 million; (iii) a ratio of total liabilities to tangible net worth and debt subordinated to the Bank of 0.73:1 and (iv) a fixed charge coverage ratio (as defined in the Bank Facilities) of 1.70:1. If for any reason Stater Bros. Markets is unable to comply with the terms of the Bank Facilities, including the covenants contained therein, such noncompliance would result in an event of default under the Bank Facilities, and could result in acceleration of the payment of indebtedness then outstanding under Bank Facilities or, in certain situations, the prohibition of the payment of dividends or advances to the Company. In addition, no amendment, waiver or supplement may be made to the Indenture without the prior written consent of the Bank if such amendment, waiver or supplement adversely affects the rights of the Bank as lender to Stater Bros. Markets.

    The financial and operational covenants contained in the Bank Facilities significantly limit Stater Bros. Markets' ability to pay dividends and make loans or advances to the Company, the primary source of anticipated cash for the Company, and could limit the Company's ability to respond to changing business and economic conditions, and to finance future operations or capital needs including the Company's ability to achieve its plans to remodel and expand existing supermarkets and open new supermarkets.

                           STATER BROS. HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - LEASES

    The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain leases provide for additional rents based on sales. Primary lease terms range from 10 to 99 years and substantially all leases provide for renewal options.

    A portion of the Company's lease obligations are guaranteed by Petrolane Incorporated ("Petrolane") or its successor (see Note 6). The leases guaranteed by Petrolane had initial terms of 20 years and expire in the year 2003. Lease payments for the properties subject to the Petrolane guarantees are approximately $10.0 million per year. Under the terms of the agreement related to the Company's acquisition of Stater Bros. Markets from Petrolane in 1983, as amended in 1985, Stater Bros. Markets is required to make annual deposits into a lease guarantee escrow account. The amount of each annual deposit is to be based on (a) a percentage of sales of 20 supermarkets, as specified in the agreement, to the extent they exceed a defined base; and (b) a percentage of rents adjusted for increases in the Consumer Price Index for certain rental property, including the Company's office and warehouse complex. The Company deposited $844,000, $861,000 and $738,000 into the escrow account during fiscal years 1994, 1995 and 1996, respectively.

    Upon termination of the leases, or the termination of the Petrolane lease guarantees, all amounts deposited into the lease guarantee escrow account, plus interest thereon, less any amounts disbursed, will be returned to the Company. At September 29, 1996, the lease guarantee escrow account had a cumulative balance of $6,701,000, compared to $5,584,000 and $4,446,000 as of September 24, 1995 and September 25, 1994, respectively.

    Petrolane, or its successor, has the right to cause the escrow holder to disburse funds from the amounts held in the lease guarantee escrow account for any amounts which Petrolane or its successor may be required to pay as guarantor of the lease obligations of Stater Bros. Markets.

    Following is a summary of future minimum lease payments as of September 29, 1996:


                                                                                              Operating
                                                                                                Leases
                                                                           Capital             Minimum
         Fiscal Year                                                        Leases              Payment
         -----------                                                       -------            ---------
                                                                                  (In thousands)
         1997 . . . . . . . . . . . . . . . . . . . . . . . . . .         $    1,844          $   19,071
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . .              1,814              18,124
         1999 . . . . . . . . . . . . . . . . . . . . . . . . . .              1,760              17,966
         2000 . . . . . . . . . . . . . . . . . . . . . . . . . .              1,693              16,493
         2001 . . . . . . . . . . . . . . . . . . . . . . . . . .              1,397              15,002
         Thereafter . . . . . . . . . . . . . . . . . . . . . . .              2,022              69,996
                                                                          ----------          ----------
         Total minimum lease payments . . . . . . . . . . . . . .             10,530          $  156,652
                                                                                              ==========
         Less amounts representing interest . . . . . . . . . . .              2,431
                                                                          ----------
         Present value of minimum lease payments  . . . . . . . .              8,099
         Less current portion . . . . . . . . . . . . . . . . . .              1,182
                                                                          ----------
         Long-term portion  . . . . . . . . . . . . . . . . . . .         $    6,917
                                                                          ==========

                           STATER BROS. HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - LEASES (CONTD.)

    Rental expense and sublease income were as follows:

                                                         52 Weeks            52 Weeks          53 Weeks
                                                       -------------------------------------------------------
                                                       Sept. 25, 1994     Sept. 24, 1995     Sept. 29, 1996
                                                       --------------     --------------     --------------
                                                                          (In thousands)
        Minimum rentals   . . . . . . . . . . . .       $    19,708        $    17,906       $    19,267
         Rentals based on sales . . . . . . . . .       $     4,432        $     5,179       $     5,072
         Sublease income  . . . . . . . . . . . .       $     1,066        $     1,018       $     1,186

    Aggregate sublease income to be received subsequent to September 29, 1996 is approximately $3,753,000.

    In January 1996, the Company completed a sale and leaseback transaction with an unrelated third party for five of the Company's supermarkets. Gross proceeds from the sale of the five supermarkets amounted to approximately $18.5 million, which approximated fair market value. The Company entered into leases for the five supermarkets with initial terms of 20 years and with options available to the Company which extend the lease terms up to an additional 20 years. The Company believes the rents due in accordance with the terms of the leases approximate fair market rents. The gains from the sale of the supermarkets are deferred and will be amortized into income over the initial term of the leases. Rent expenses paid in fiscal 1996 for the five supermarkets included in the January 1996 sale and leaseback transaction were approximately $1.3 million. The future minimum rents due are $1.9 million in 1997, 1998, 1999, 2000, $2.1 million in 2001 and $30.2 million thereafter.
Such amounts are included in the table of future minimum lease payments above.

NOTE 6 - PREFERRED STOCK
    Stater Bros. Markets has issued and outstanding 10 shares of its $11.00 Cumulative Redeemable Preferred Stock due in 2003 for $1,000 plus accrued and unpaid dividends. Dividends are accrued at the rate of $11.00 per share per annum. The preferred stock was issued in conjunction with a guarantee of Stater Bros. Markets lease obligations by Petrolane Incorporated or its successors (see Note 5). For as long as shares of the $11.00 Cumulative Redeemable Preferred Stock remain outstanding, Stater Bros. Markets is subject to certain covenants. The most restrictive covenant limits the amount of dividends that may be paid to amounts that may be legally paid under applicable state laws. At September 29, 1996, accumulated earnings available for dividend distributions were approximately $182.7 million. In the event of non-compliance by Stater Bros. Markets, the holders of the Stater Bros. Markets preferred stock may elect the Board of Directors of Stater Bros. Markets. At September 29, 1996, Stater Bros. Markets was in compliance with these covenants.

    Effective March 8, 1996, the Company converted the Company's 50,000 shares of Common Stock held by Craig Corporation into 693,650 shares of the Company's Series B Preferred Stock. The Series B Preferred Stock is redeemable by the Company in whole but not in part for $69.4 million plus accrued and unpaid dividends. The holders of the Series B Preferred Stock can, beginning in the year 2009, cause the Company to redeem such Preferred Stock. Dividends on the Preferred Stock are paid quarterly in arrears at the rate of 10.5% per annum through September 2002, and beginning in October 2002, will increase to 12% per annum and will increase by 100 basis points per year thereafter to a maximum rate of 15% per annum. There are no preferred dividends in arrears.

                           STATER BROS. HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - INCOME TAXES
    The provision for income taxes consisted of the following:

                                                         52 Weeks            52 Weeks          53 Weeks
                                                       -------------------------------------------------------
                                                       Sept. 25, 1994     Sept. 24, 1995     Sept. 29, 1996
                                                       --------------     --------------     ------------------
                                                                          (In thousands)
         Current
          Federal   . . . . . . . . . . . . . . .       $     5,493         $    2,991       $     8,116
          State   . . . . . . . . . . . . . . . .             1,563                944             2,478
                                                        -----------         ----------       -----------
                                                              7,056              3,935            10,594
                                                        -----------         ----------       -----------

         Deferred
          Federal   . . . . . . . . . . . . . . .              (976)               213               488
          State   . . . . . . . . . . . . . . . .              (224)                70                38
                                                        -----------         ----------       -----------
                                                             (1,200)               283               526
                                                        -----------         ----------       -----------
        Income tax expense                              $     5,856         $    4,218       $    11,120
                                                        ===========         ==========       ===========

    The current portion of Federal and State income taxes for fiscal year ended September 25, 1994 does not include the tax benefits associated with the extraordinary loss from the early extinguishment of debt. Such Federal and State tax benefits in 1994 amounted to $4,850,000 and $970,000.

    A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:


                                                         52 Weeks            52 Weeks          53 Weeks
                                                       -------------------------------------------------------
                                                       Sept. 25, 1994     Sept. 24, 1995     Sept. 29, 1996
                                                       --------------     --------------     ------------------
    Statutory federal income tax rate   . . . . .          34.3%              35.0%               35.0%
    State franchise tax rate, net of
         federal income tax benefit . . . . . . .           6.1                6.1                 6.1
    Other   . . . . . . . . . . . . . . . . . . .           (.4)              (2.6)                (.1)
                                                           -----              ----                ----

                                                           40.0%              38.5%               41.0%
                                                           ====               ====                ====

    Deferred income taxes resulted from timing differences in recognizing revenue and expense for tax and financial statement purposes. The sources of these timing differences and the income tax (benefit) of each were as follows:


                                                         52 Weeks            52 Weeks          53 Weeks
                                                       -------------------------------------------------------
                                                       Sept. 25, 1994     Sept. 24, 1995     Sept. 29, 1996
                                                       --------------     --------------     ------------------
                                                                          (In thousands)
    Accrued liabilities   . . . . . . . . . . . .      $      (1,057)     $        366       $         364
    California franchise tax  . . . . . . . . . .                307              (258)               (590)
    Depreciation  . . . . . . . . . . . . . . . .               (154)              542                 (22)
    Other, net  . . . . . . . . . . . . . . . . .               (296)             (367)                774
                                                       -------------      ------------       -------------
                                                       $      (1,200)     $        283       $         526
                                                       =============      ============       =============

                           STATER BROS. HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - INCOME TAXES (CONTD.)

    Components of deferred income taxes are as follows:

                                                       Sept. 25, 1994     Sept. 24, 1995     Sept. 29, 1996
                                                       --------------     --------------     ------------------
                                                                          (In thousands)
    Deferred income tax assets:
    --------------------------
    Property and equipment  . . . . . . . . . . .       $     2,117        $      1,542       $      1,403
    Self-insurance reserves   . . . . . . . . . .             5,727               4,313              4,533
    Pension and vacation liabilities  . . . . . .             2,022               2,218              2,453
    Inventories   . . . . . . . . . . . . . . . .             1,200               1,140              1,213
    Other   . . . . . . . . . . . . . . . . . . .                 -                   -                408
                                                        -----------        ------------       ------------
         Total deferred income tax assets . . . .            11,066               9,213             10,010
    Deferred income tax liabilities:
    -------------------------------
    Investment in unconsolidated affiliate  . . .            (1,046)               (630)                (5)
    Other   . . . . . . . . . . . . . . . . . . .            (1,393)               (816)                 -
                                                        -----------        ------------       ------------
         Total deferred income tax liabilities  .            (2,439)             (1,446)                (5)
                                                        -----------        ------------       ------------
    Net deferred income tax assets  . . . . . . .       $     8,627        $      7,767       $     10,005
                                                        ===========        ============       ============

    Although there can be no assurances as to future taxable income of the Company, the Company believes that its expectations of future taxable income, when combined with the income taxes paid in prior years, will be adequate to realize the deferred income tax assets.

    The Company adopted Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" (SFAS No. 109) effective at the beginning of fiscal 1994. Adoption of this statement in fiscal 1994 resulted in a gain of $372,000 from the cumulative effect of a change in accounting principle and a corresponding increase to deferred income tax benefit of $372,000.

NOTE 8 - RELATED PARTY TRANSACTIONS
    Investment in Stock

    During 1989, the Company acquired 311,404 shares of Common Stock of Craig Corporation (the "Craig Common Stock") for $4.0 million. Craig Corporation ("Craig") was a holder of Common Stock of the Company. The Company had the right to require Craig to purchase the Craig Common Stock for $4.0 million in May 1994. In 1993, the Company entered into a series of separate agreements (the "Recapitalization") with Craig (see Note 13). Upon the earlier of the completion of the Recapitalization Transaction or March 31, 1994, subject to applicable California law governing distributions to shareholders, the Company was obligated to sell, transfer and assign the Common Stock of Craig to Craig in exchange for Craig's agreement not to exercise its rights under, or be entitled to certain benefits of the Agreement of Stockholders of Stater Bros. Holdings Inc. dated as of May 10, 1989, as amended effective September 3, 1993 and to stand still during the time period from October 1, 1993 to the earlier of the completion of the Recapitalization or March 31, 1994 in order to allow the Company time to complete the Recapitalization. During fiscal 1994, the Company transferred to Craig its investment in 311,404 shares of Common Stock of Craig and recognized an expense of $4.0 million.

                           STATER BROS. HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTD.)

    Consulting Agreements and Covenant Not to Compete

    Since January 1, 1989, the Company has entered into various consulting agreements (the "Agreements") with its stockholders, La Cadena Investments, a California general partnership, and Craig, that required La Cadena and Craig to provide consultation and advice to the Company in connection with general business, financial, management consulting, real estate acquisition and development, and product diversification matters (collectively the "Consulting Services"). All fees payable under the Agreements were subject to and subordinate to provisions of the Company's credit agreements. These consulting agreements terminated in September 1993. Pursuant to a Consulting Agreement dated as of September 3, 1993 (the "Consulting Agreement"), which became effective on March 8, 1994, Craig will render consulting services to the Company for a five-year period and Craig has agreed not to engage in any business that competes with the Company in any of the five counties in which the Company operates until the end of the five-year period of the Consulting Agreement. In consideration for such consulting services, the Company will pay Craig $1.5 million per year thereafter, payable quarterly during the term of the Consulting Agreement. Expenses of $.8 million, $1.5 million and $1.5 million were incurred under the consulting agreement in 1994, 1995 and 1996, respectively. Additionally, on March 8, 1994, the Company paid Craig $5.0 million which is amortized to earnings over the five-year term of the covenant not to compete included in the Consulting Agreement.



NOTE 9 - RETIREMENT PLANS
    Pension Plan

    The Company has a noncontributory defined benefit pension plan covering substantially all non-union employees. The plan provides for benefits based on an employee's compensation during the three years before retirement. The Company's funding policy for this plan is to contribute annually at a rate that is intended to provide sufficient assets to meet future benefit payment requirements.

    Net periodic pension cost included the following components:

                                                          52 Weeks           52 Weeks           53 Weeks
                                                       ----------------------------------------------------
                                                       Sept. 25, 1994     Sept. 24, 1995     Sept. 29, 1996
                                                       --------------     --------------     --------------
                                                                          (In thousands)
    Service cost - benefits earned during
         the period . . . . . . . . . . . . . . .       $       653          $      619       $      752
    Interest cost on projected benefit
         obligation . . . . . . . . . . . . . . .               762                 862            1,000
    Actual return on assets   . . . . . . . . . .               240                (735)            (429)
    Net amortization and deferral   . . . . . . .              (808)                200             (181)
                                                        -----------          ----------       ----------
    Net periodic pension cost   . . . . . . . . .       $       847          $      946       $    1,142
                                                        ===========          ==========       ==========
    Assumptions used for accounting were:
    Discount rate . . . . . . . . . . . . . . . .               8.0%               8.0%              7.5%
    Rate of increase in compensation levels . . .               5.0%               5.0%              5.0%
    Expected long-term rate of return on
         assets . . . . . . . . . . . . . . . . .               9.0%               9.0%              9.0%

                           STATER BROS. HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - RETIREMENT PLANS (CONTD.)
    Pension Plan (contd.)
    The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at:

                                                         52 Weeks            52 Weeks          53 Weeks
                                                       ----------------------------------------------------
                                                       Sept. 25, 1994     Sept. 24, 1995     Sept. 29, 1996
                                                       --------------     --------------     --------------
                                                                          (In thousands)
    Actuarial present value of benefit obligations:
      Vested benefit obligation   . . . . . . . .       $      7,551       $      9,400      $     10,591
                                                        ============       ============      ============
      Accumulated benefit obligation  . . . . . .       $      7,803       $      9,717      $     10,930
                                                        ============       ============      ============
    Projected benefit obligation  . . . . . . . .       $    (10,845)      $    (13,484)     $    (14,991)
    Plan assets at fair value,
         primarily notes and bonds  . . . . . . .              6,821              8,138             9,028
                                                        ------------       ------------      ------------
    Projected benefit obligation in
         excess of plan assets  . . . . . . . . .             (4,024)            (5,346)           (5,963)
    Unrecognized net loss   . . . . . . . . . . .              2,227              3,407             3,745
    Unrecognized prior service cost   . . . . . .                 29                (76)              (71)
    Unrecognized net obligations established
         October 1, 1987  . . . . . . . . . . . .                270                243               216
                                                        ------------       ------------      ------------
    Pension (liability) recognized in the
          balance sheet . . . . . . . . . . . . .       $     (1,498)      $     (1,772)     $     (2,073)
                                                        ============       ============      ============

    Expenses recognized for this retirement plan were $1,085,000, $967,000 and $1,290,000 in 1994, 1995 and 1996, respectively.

    Profit Sharing Plan
    The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $320,000, $357,000 and $347,000 in 1994, 1995 and 1996,
respectively.

    Multi-Employer Plans
    The Company also contributes to multi-employer defined benefit retirement plans in accordance with the provisions of the various labor agreements that govern the plans. Contributions to these plans are generally based on the number of hours worked. Information for these plans as to vested and non-vested accumulated benefits and net assets available for benefits is not available.

                           STATER BROS. HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - RETIREMENT PLANS (CONTD.)
    Multi-Employer Plans (contd.)
    The Company's expense for these retirement and health and welfare plans consisted of the following:

                                                         52 Weeks            52 Weeks          53 Weeks
                                                       ----------------------------------------------------
                                                       Sept. 25, 1994     Sept. 24, 1995     Sept. 29, 1996
                                                       --------------     --------------     --------------
    (In thousands)
    Multi-Employer Pension Plans  . . . . . .           $     7,234         $    5,688         $     7,376
    Multi-Employer Health and Welfare   . . .                20,901             36,320               36,632
                                                        -----------         ----------         ------------
    Total Multi-Employer Benefits   . . . . .           $    28,135         $   42,008         $     44,008
                                                        ===========         ==========         ============

    In conjunction with a three-year collective bargaining agreement entered into in 1993, the Company received a $13.7 million credit which was applied against employer contributions to multi-employer health and welfare benefit plans which was recovered monthly during fiscal 1994. The Company received an additional $0.8 million credit applied against employer contributions during fiscal 1995 and an additional $3.8 million in fiscal 1996.



NOTE 10 - LABOR RELATIONS

    The Company entered into a four-year collective bargaining agreement with the retail clerks and meat cutters collective bargaining units in October 1995 and entered into a four-year collective bargaining agreement in September 1994 with the teamsters collective bargaining units.



NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and Cash Equivalents

    The carrying amount approximates fair value because of the short-term maturity of these instruments.

    Receivables

    The carrying amount approximates fair value because of the short-term maturity of these instruments.

    Long-Term Debt

    The fair value of the 11% Senior Notes due 2001 is based on quoted market prices. Market quotes for the fair value of the Company's capitalized lease obligations are not available, and a reasonable estimate of the fair value could not be made without incurring excessive costs.

                           STATER BROS. HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTD.)

    The estimated fair values of the Company's financial instruments are as follows:

                                                                                As of
                                                                         September 29, 1996
                                                                       ---------------------------
                                                                               (In thousands)
                                                                        Carrying         Fair
                                                                         Amount         Value
                                                                       -----------    ------------
    Cash and cash equivalents   . . . . . . . . . . . . .              $    45,279    $    45,279
    Receivables   . . . . . . . . . . . . . . . . . . . .              $    19,009    $    19,009
    Long-term debt for which it is:
         # Practicable to estimate fair values  . . . . .              $   165,000    $   155,660
         # Not practicable  . . . . . . . . . . . . . . .              $     8,099    $     8,099



NOTE 12 - LITIGATION MATTERS

    In the ordinary course of its business, the Company is party to various legal actions which the Company believes are incidental to the operation of the business of the Company and its subsidiaries. The Company has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when the occurrence of loss is probable and can be reasonably estimated. The Company believes that the outcome of such legal proceedings to which the Company is currently a party will not have a material adverse effect upon its results of operations or its consolidated financial condition.

    On May 2, 1993, the Company was named as a defendant along with all of the other major supermarket chains located in the Los Angeles County area in a class action complaint filed in the California Superior Court in Los Angeles, California, alleging among other things that the milk pricing policies of each of the defendants violate certain antitrust laws and regulations under California law. In this class action lawsuit, Barela et al. v. Ralphs Grocery Co. et al., plaintiffs seek unspecified damages. The principal allegations of the complaint are that milk prices of the defendants operating in the Los Angeles County area are higher than milk prices for the same products in the San Francisco Bay area and that the prices for such products in Los Angeles County are higher than the prices charged in Riverside and San Bernardino counties. Because the Company does not conduct business in the San Francisco Bay area and its prices for milk are generally consistent throughout all of its supermarkets in the Los Angeles County area and Riverside and San Bernardino counties, the Company believes the claim is without merit with respect to the Company and the Company intends to vigorously defend such litigation. The Company believes that the ultimate outcome of this litigation will not have a material adverse effect on the Company's results of operations or its consolidated financial condition.



NOTE 13 - RECAPITALIZATION TRANSACTION

    In March 1994, the Company completed a Recapitalization Transaction (the "Recapitalization") which transferred effective voting control of the Company to La Cadena, reclassified the Company's outstanding equity, provided for certain cash payments and distributions to Craig Corporation ("Craig"), previously a common shareholder of the Company, and provided the Company with an option to acquire Craig's remaining equity in Stater Bros. Holdings Inc.
The  Recapitalization  Transaction  was  funded  through  an  offering   of
$165.0

                           STATER BROS. HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 - RECAPITALIZATION TRANSACTION (CONTD.)

million of 11% Senior Notes due 2001 (the "Initial Notes") under Rule 144A of the Securities Act of 1933, as amended. Proceeds from the Initial Notes were used to (a) repay $75.5 million of 9.8% Senior Notes, together with a prepayment premium, (b) repay outstanding bank loans and mortgages of approximately $12.0 million, (c) repay an outstanding capital expenditure revolving credit facility of $9.0 million, (d) fund a $5.0 million five-year consulting agreement and covenant not to compete with Craig, (e) fund a payment of $14.6 million to purchase an option to acquire Craig's remaining interest in the Company, (f) pay $20.0 million in dividends on the Company's Common Stock (held by Craig) and (g) pay fees and expenses associated with the Recapitalization.

    In August of 1994, all of the Initial Notes were exchanged for a like amount of New Notes which are listed and trade on the American Stock Exchange.

    Effective March 8, 1996, pursuant to options available to the Company included in a certain Option Agreement (the "Option") entered into in March 1994, as part of the Recapitalization between the Company and Craig Corporation, the Company exercised its right to convert all of the Common Stock held by Craig Corporation into 693,650 shares of 10.5% Series B Preferred Stock. The redemption value of the Series B Preferred Stock is $100 per share for an aggregate value of $69,365,000. Dividends on the Series B Preferred Stock are paid quarterly in arrears.

    The Option will remain in effect until March 2006 and will entitle the Company to purchase all, but not less than all, such shares of Series B Preferred Stock. With respect to the Series B Preferred Stock, the exercise price of the Option will be $69.4 million.

    Pursuant to the Option Agreement, holders of the Series B Preferred Stock are entitled to certain registration rights. In addition, holders of Series B Preferred Stock have the right to require the redemption of all, but not less than all, the Series B Preferred Stock owned by such holder in the event of certain changes of control of the Company or in the event Jack H. Brown shall cease to be the Chief Executive Officer of the Company, other than by reason of death, disability or retirement in accordance with the Company's normal retirement policies.


NOTE 14 - EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

    In connection with the Recapitalization, in March 1994, the Company redeemed its $75.5 million 9.8% Senior Notes due 2001 and retired approximately $12.2 million of certain notes payable secured by real property, and retired approximately $9.0 million of amounts due under the Company's then existing capital expenditures credit facility. The Company paid a pre-tax premium of $13.9 million in March 1994 due as a result of the early retirement of such debt.


NOTE 15 - SUBSEQUENT EVENT

    In October 1996, the Company completed a sale and leaseback transaction with an unrelated third party for four of the Company's supermarkets. The net proceeds from the sale of the four supermarkets amounted to approximately $16.0 million, which approximated fair market value. The Company entered into leases for the four supermarkets with initial terms of 20 years and with options available to the Company which extend the lease terms up to an additional 20 years. The Company believes the rents due under the leases approximate fair market rents. The gains from the sale of the supermarkets were approximately $2.5 million and are deferred and will be amortized into income over the initial term of the leases. The approximate future minimum rents due for the four supermarkets are $1.6 million in 1997, $1.7 million in 1998, 1999, 2000, 2001 and $25.9 million thereafter.

                           STATER BROS. HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 - QUARTERLY RESULTS (UNAUDITED)

    Quarterly results for fiscal 1994, 1995 and 1996 are as follows:

                                                        Income before
                                                       cumulative effect
                                                         of change in     Cumulative
                                                        accounting for     effect of  Extraordinary
                                                         income taxes     change in       loss,
                                                             and          accounting      net of     Net
                                              Gross     extraordinary     for income   income tax  Income/
                                  Sales       Profit        loss            taxes        benefit    (Loss)
                                =========    =========  ================  ==========    ========  ===========
                                                              (In thousands)
Fiscal 1994 Quarters
13 weeks ended 12/26/93 .      $  382,652    $ 83,171       $ 3,419       $  372       $      -      $3,791
13 weeks ended 03/27/94 .         385,765      86,451         2,066            -         (8,036)     (5,970)
13 weeks ended 06/26/94 .         384,360      84,647         1,913            -              -       1,913
13 weeks ended 09/25/94 .         386,940      85,654         1,391            -              -       1,391
                               ----------    --------       -------       ------       --------      ------

   Total (52 weeks) . . .      $1,539,717    $339,923       $ 8,789       $  372       $ (8,036)     $1,125
                               ==========    ========       =======       ======       =========     ======


Fiscal 1995 Quarters
13 weeks ended 12/25/94 .      $  390,642    $ 86,685       $ 1,553       $    -       $      -      $1,553
13 weeks ended 03/26/95 .         390,574      86,195         1,600            -              -       1,600
13 weeks ended 06/25/95 .         396,072      89,984         2,162            -              -       2,162
13 weeks ended 09/24/95 .         402,607      89,676         1,412            -              -       1,412
                               ----------    --------       -------       ------       --------      ------
   Total (52 weeks) . . .      $1,579,895    $352,540       $ 6,727       $    -       $      -      $6,727
                               ==========    ========       =======       ======       ========      ======

Fiscal 1996 Quarters
13 weeks ended 12/24/95 .      $  408,740    $ 92,261       $ 3,597       $    -       $      -      $3,597
13 weeks ended 03/24/96 .         406,223      93,548         4,341            -              -       4,341
13 weeks ended 06/23/96 .         429,349      99,257         4,385            -              -       4,385
14 weeks ended 09/29/96 .         461,020     104,540         3,688            -              -       3,688
                               ----------    --------       -------       ------       --------      ------

   Total (53 weeks) . . .      $1,705,332    $389,606       $16,011       $    -       $      -     $16,011
                               ==========    ========       =======       ======       ========     =======





                    See accompanying notes to consolidated financial statements.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The following table sets forth certain information with respect to the current executive officers and directors of the Company, their ages and principal occupations for at least the past five years. Directors of the Company each serve for a term of one year, or until their successors are elected. The officers serve at the discretion of the Board of Directors of the Company.

                 NAME                         AGE                    POSITION
         -------------------------------      ---   -----------------------------------------------------
         Jack H. Brown  . . . . . . . .       57    Chairman of the Board, President
                                                      and Chief Executive Officer

         H. Harrison Lightfoot  . . . .       58    Group Senior Vice President - Retail Operations

         A. Gayle Paden . . . . . . . .       60    Group Senior Vice President - Distribution

         Donald I. Baker  . . . . . . .       55    Group Senior Vice President - Administration

         Dennis N. Beal . . . . . . . .       46    Vice President - Finance and Chief Financial
                                                      Officer

         Bruce D. Varner  . . . . . . .       60    Director and Secretary

         James J. Cotter  . . . . . . .       58    Director

         Thomas W. Field, Jr. . . . . .       63    Director


BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS
    Jack H. Brown has been President and Chief Executive Officer of the Company since June 1981 and Chairman of the Board since 1986. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly-owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 44 years. Mr. Brown has a majority interest and is the managing general partner of La Cadena Investments.

    H. Harrison Lightfoot has been Group Senior Vice President-Retail Operations of the Company since June 1986. Mr. Lightfoot has served the Company for 42 years in various capacities, including store manager, buyer, general supervisor and Vice President. Mr. Lightfoot is a general partner of La Cadena Investments.

    A. Gayle Paden has been Group Senior Vice President-Distribution since July 1996. Mr. Paden joined the Company in 1986 as Group Senior Vice President-Administration and served in that capacity until July 1996. Mr. Paden was previously with Lucky Stores for 35 years where he served in various capacities, the most recent of which was President of the Southern California Food Division.

BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS (CONTD.)

    Donald I. Baker joined the Company in November 1983 as Vice President-Warehouse and Transportation and has been Group Senior Vice President-Administration since July 1996. From July 1992 to July 1996, Mr. Baker was Group Senior Vice President-Human Resources and Distribution. From August 1986 to July 1992, Mr. Baker was Senior Vice President-Human Resources and Distribution. Prior to joining the Company, Mr. Baker was employed by American Community Stores Corporation, Inc., a subsidiary of Cullum Companies, Inc., a publicly held corporation, from 1972 to 1983 in various capacities including Vice President of Retail Operations, and was also employed by Kroger Company from 1966 to 1972.

    Dennis N. Beal has been Vice President of Finance and Chief Financial Officer of the Company since September 1992. Mr. Beal was Vice President and Controller of American Stores Company from 1989 to 1992 and Vice President and Controller of subsidiaries of American Stores Company from 1987 to 1989 and served in various financial positions since 1981. Mr. Beal, a certified public accountant, was also a partner in the accounting firm of Bushman, Daines, Rasmussen & Wisan and served in various capacities with the firm from 1974 to 1981.

    Bruce D. Varner has been a director of Stater Bros. Markets since September 1985 and director of Stater Bros. Holdings Inc. since May 1989. Since 1967, Mr. Varner has been a partner with the law firm of Gresham, Varner, Savage, Nolan & Tilden where he specializes in business and corporate matters. Mr. Varner and the law firm of Gresham, Varner, Savage, Nolan & Tilden have performed legal services in the past for the Company and the Company expects such services to continue in the future.

    James J. Cotter has been a director of Stater Bros. Markets since March 1987 and director of Stater Bros. Holdings Inc. since May 1989. Mr. Cotter has been Chairman of the Board of Craig since 1988 and a director since 1985. Mr. Cotter has also been the Chairman of the Board of Reading Entertainment, Inc. (the corporate successor to Reading Company) since 1991 and has served as a director of that company since September 1990. Reading Entertainment, Inc., through its wholly owned subsidiary, Reading Investment Company, Inc. is the sole owner of the Company's Series B Preferred Stock. Craig Corporation together with its wholly owned subsidiary owns approximately 77.4% of the outstanding voting securities of Reading Entertainment, Inc. Mr. Cotter has been a director and Chairman of the Board of Citadel Holding Corporation (which Reading Entertainment, Inc., through its wholly owned subsidiaries, has approximately 26% of the aggregate voting power) since 1991. From October 1991 to June 1992, Mr. Cotter also served as the acting Chairman and served as a director of Citadel Holding Corporation's wholly- owned subsidiary, Fidelity Federal Bank, and Mr. Cotter served as a director from February 1986 to May 1988 and from June 1991 to December 1993. Mr. Cotter is also a director and Executive Vice President of Pacific Theatres, Inc., a wholly owned subsidiary of Decurion Corporation.

    Thomas W. Field, Jr., has been Chairman of the Board of ABCO Markets since December 1991, and President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field has held various positions in the Supermarket Industry for over 40 years and serves as a Director for several companies including, Campbell Soup Company, Bromar Inc., Maxicare and ABCO Markets.

ITEM 11.       EXECUTIVE COMPENSATION


The following table summarizes the compensation for services rendered during the prior three fiscal years paid to the CEO and the four most highly compensated executive officers other than the CEO of the Company:

                                                  ANNUAL COMPENSATION
                                  =================================================
                                                                       OTHER ANNUAL      ALL OTHER
NAME AND                                    SALARY         BONUSES     COMPENSATION     COMPENSATION
PRINCIPAL POSITION                YEAR        ($)         ($)(4)(5)        ($)          ($)(1)(2)(3)
=========================         ====    ===========    ===========   ============     ============
Jack H. Brown                      1996     $729,500       $       -     $    -           $ 25,500
Chairman, President and            1995     $683,385       $ 524,000     $    -           $ 28,921
Chief Executive Officer            1994     $677,460       1,361,000     $    -           $ 27,528


H. Harrison Lightfoot              1996     $281,500       $       -     $    -           $      -
Group Senior Vice-                 1995     $267,077       $ 120,000     $    -           $  2,421
President, Retail                  1994     $266,692       $  95,000     $    -           $  2,028
Operations

A. Gayle Paden                     1996     $256,500       $       -     $    -           $      -
Group Senior Vice-                 1995     $244,616       $  40,000     $    -           $  2,421
President, Distribution            1994     $244,384       $  25,000     $    -           $  2,028

Donald I. Baker                    1996     $187,500       $       -     $    -           $      -
Group Senior Vice-                 1995     $169,615       $  65,000     $    -           $  2,145
President, Administration          1994     $163,269       $  45,000     $    -           $  1,404

Dennis N. Beal                     1996     $150,500       $       -     $    -           $      -
Vice-President and                 1995     $142,769       $  50,000     $    -           $  1,826
Chief Financial Officer            1994     $135,000       $  65,000     $    -           $  1,419


(1) The dollar value of perquisites and other personal benefits, if any, for each of the Named Executive Officers was less than the reporting thresholds established by the Securities and Exchange Commission.

(2) Amounts shown for the Named Executive Officers represent the Company's contributions to the Company's Profit Sharing Plan, a defined contribution plan, for the account of each Named Executive Officer. Plan participants become fully vested in the plan after seven years of service.

(3) Includes Mr. Brown's Director Fees for 1994, 1995 and 1996 which amounted to $25,500, $26,500, and $25,500, respectively.

(4) The Board of Directors of Stater Bros. Holdings Inc. unanimously awarded Mr. Brown a one-time bonus for his expertise in handling the Recapitalization Transaction. The amount is included in his 1994 Bonus.

(5) Bonuses to be paid to the Named Executive Officers for fiscal 1996 had neither been calculated nor awarded as of December 20, 1996, the latest practical date.


                             STOCK OPTIONS AND SARS
                                      None

ITEM 11.       EXECUTIVE COMPENSATION (CONTD.)


PENSION PLAN

The Company's Pension Plan for Salaried Employees (the "Pension Plan") is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee's compensation for each year up to the social security wage base, plus 2.15 percent of the employee's compensation for each year in excess of the social security wage base. The Named Executive Officers have the following years of credited service under the Pension Plan as of September 29, 1996: Jack H. Brown - 15 years, H. Harrison Lightfoot - 42 years; A. Gayle Paden - 10 years; Donald I. Baker - 13 years and Dennis N. Beal - 3 years.

The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with the Company. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 1996 retirees with ten or more years of service at retirement is $120,000. The maximum annual compensation that may be considered for 1996 retirees is $150,000.

                                                          PENSION PLAN TABLE

                                                            YEARS OF SERVICE
                                  ------------------------------------------------------------------------
   REMUNERATION                        15             20              25             30             35
   ------------                   -----------    -----------     -----------    -----------    -----------
    $100,000  . . . . . . .       $    24,123    $    32,164     $    40,205    $    48,246    $    56,287
     150,000  . . . . . . .            40,248         53,664          67,080         80,496         93,912
     200,000  . . . . . . .            56,373         75,164          93,955        112,746        131,537
     250,000  . . . . . . .            72,498         96,664         120,830        144,996        169,162
     300,000  . . . . . . .            88,623        118,164         147,705        177,246        206,787
     350,000  . . . . . . .           104,748        139,664         174,580        209,496        244,412
     400,000  . . . . . . .           120,873        161,164         201,455        241,746        282,037
     450,000  . . . . . . .           136,998        182,664         228,330        273,996        319,662
     500,000  . . . . . . .           153,123        204,164         255,205        306,246        357,287


COMPENSATION OF DIRECTORS
Directors of the Company are paid an annual fee of $25,000 plus $500 for each board meeting attended.

EMPLOYMENT AND SEVERANCE AGREEMENTS
There are no written employment contracts between the Company and any Named Executive Officer. The Company's severance policies generally provide for two weeks, up to a maximum of twelve weeks, severance pay to full-time non-bargaining unit employees for every year of service to the Company.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The following table sets forth, as of December 16, 1996, the number and percentage of outstanding shares of Class A Common Stock and Series B Preferred Stock beneficially owned by (a) each person known by the Company to beneficially own more than 5% of such stock, (b) each director of the Company,
(c) each of the Named Executive Officers, and (d) all directors and executive officers of the Company as a group:

                                          Shares of                                 Shares of
                                        Class A Common       Percentage of          Series B           Percentage of
                                            Stock               Class A          Preferred Stock         Series B
Name and Address                         Beneficially        Common Stock         Beneficially        Preferred Stock
of Beneficial Owner                         Owned             Outstanding             Owned             Outstanding
-------------------                     --------------       -------------       ---------------      ---------------
La Cadena Investments (1) . . .             50,000                100%                   --                   --
Reading Invesment
 Company, Inc. (2)  . . . . . .                 --                 --               693,650                   100%
Reading Entertainment, Inc. (2)                 --                 --               693,650                   100%
Craig Corporation (2) (4) . . .                 --                 --               693,650                   100%
Jack H. Brown (1)(3)  . . . . .             50,000                100%                   --                   --
H. Harrison Lightfoot (1)(3)  .             50,000                100%                   --                   --
Richard C. Moseley (1)(3) . . .             50,000                100%                   --                   --
A. Gayle Paden (3)  . . . . . .                 --                 --                    --                   --
Donald I. Baker (3) . . . . . .                 --                 --                    --                   --
Dennis N. Beal (3)  . . . . . .                 --                 --                    --                   --
James J. Cotter (2)(4)  . . . .                 --                 --               693,650                   100%
Bruce D. Varner (3) . . . . . .                 --                 --                    --                   --
Thomas W. Field, Jr. (3)  . . .                 --                 --                    --                   --
All directors and executive
 officers as a group
 (8 persons) (1)(2) . . . . . .             50,000                100%              693,650                   100%

--------------------
(1) The general partners of La Cadena Investments are Jack H. Brown, Richard C. Moseley and H. Harrison Lightfoot. Mr. Brown has a majority interest and is the managing general partner of La Cadena Investments and has the power to vote the shares of the Company owned by La Cadena Investments, except with respect to certain fundamental corporate changes of the Company including the disposition of such shares. Accordingly, Messrs. Brown, Moseley and Lightfoot may be deemed to have shared voting power or shared investment power with respect to the shares owned by La Cadena Investments, and such individuals therefore may be deemed to be the beneficial owners thereof. The address of La Cadena Investments is 3750 University Avenue, Suite 610, Riverside, California 92501.

(2) All of the issued and outstanding stock of Reading Investment Company, Inc. is owned indirectly by Reading Entertainment, Inc. Craig Corporation owns approximately 77.4% of the outstanding voting securities of Reading Entertainment, Inc. and, accordingly, Craig Corporation may be deemed to share beneficial ownership of shares of Series B Preferred Stock owned of record by Reading Investment Company, Inc. The address of Reading Investment Company, Inc. is 103 Springer Building, 3411 Silverside Road, Wilmington, Delaware 19810. As of December 16, 1996, Mr. Cotter beneficially owned securities representing slightly more than 50% of the voting power of the equity securities of Craig Corporation. Accordingly, Mr. Cotter may be deemed to have beneficial ownership with respect to the shares owned of record by Reading Investment Company, Inc.

(3) The address of Messrs. Brown, Lightfoot, Moseley, Paden, Baker, Beal, Varner and Field is c/o the Company at 21700 Barton Road, Colton, California 92324.

(4) The address of Craig Corporation and Mr. Cotter is c/o Craig Corporation, 550 South Hope Street, Suite 1825, Los Angeles, California 90071.

CHANGE OF CONTROL ARRANGEMENTS
As of September 3, 1993, the Company, La Cadena, Craig and certain of their affiliates entered into a series of separate agreements, as subsequently amended, and took certain actions, for the purpose of reclassifying the Company's outstanding equity, providing for effective operating control of the Company by La Cadena, making certain cash payments and distributions to Craig, and providing the Company with the option to acquire Craig's equity interest in the Company, all of which were completed simultaneously with the closing of the Recapitalization Transaction.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Since January 1, 1989, the Company has entered into various consulting agreements (the "Agreements") with its stockholders, La Cadena and Craig, that required them to provide consultation and advice to the Company in connection with general business, financial, management consulting, real estate acquisition and development, and product diversification matters. These Consulting Agreements with its stockholders terminated on September 26, 1993. In March 1994, the Company entered into a prepaid five year covenant not to compete and a new consulting agreement with Craig, pursuant to which the Company paid Craig an initial payment of $5.0 million at the closing of the Recapitalization Transaction and will pay an annual consulting fee of $1.5 million for five years thereafter. The covenant not to compete and consulting arrangements with Craig are unique, based upon the confidential information available to Craig and its experience with, and relationship to the Company. Accordingly, the Company has no basis to determine whether comparable services could be obtained from unaffiliated third parties on similar or more favorable terms. The Company expects that no consulting fees will be paid to La Cadena in the foreseeable future and that the payment of any such fees to La Cadena would be subject to restrictions and covenants governing such distributions contained in the Company's Credit Agreement with the Bank of America and in the Senior Note Indenture.

During 1994, the Company, La Cadena, Craig and certain of their affiliates entered into a series of separate agreements, as subsequently amended, and took certain actions, for the purpose of reclassifying the Company's outstanding equity, providing for effective operating control of the Company by La Cadena, making certain cash payments and distributions to Craig, and providing the Company with the option to acquire Craig's equity interest in the Company. See
Item 1, "Recapitalization Transaction".

Mr. Cotter is a director of the Company and is a director and the Chairman of the Board of Craig. As of September 29, 1996, Mr. Cotter beneficially owned securities representing slightly more than 50% of the voting equity securities of Craig.

The general partners of La Cadena are Jack H. Brown, Richard C. Moseley and H. Harrison Lightfoot, and Mr. Brown has a majority interest and is the managing general partner. Mr. Brown is a director of the Company and Messrs. Brown and Lightfoot are Named Executive Officers of the Company. Mr. Brown has the power to vote the shares of the Company owned by La Cadena, except with respect to certain fundamental corporate changes of the Company, including the disposition of such shares. Accordingly, Messrs. Brown, Moseley and Lightfoot may be deemed to have shared voting power with respect to shares of the Company owned by La Cadena. Mr. Moseley served the Company for over 44 years and in many executive capacities, most recently and from September 1995 until his retirement from the Company in January 1996, Mr. Moseley served as Executive Vice President of the Company.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTD.)

Mr. Varner is an officer and a director of the Company. Mr. Varner and the law firm of Gresham, Varner, Savage, Nolan & Tilden, of which Mr. Varner is a partner, have performed legal services in the past for the Company. The total cost of such legal services incurred by the Company during fiscal 1996 was approximately $1.6 million. The Company believes that the terms and costs of such legal services provided by Mr. Varner and Gresham, Varner, Savage, Nolan & Tilden were at least as fair to the Company as could have been obtained from unaffiliated law firms. The Company expects such services to continue in the future.


                                    PART IV

ITEM 14.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                           AND REPORTS ON FORM 8-K

         (a)     Document list

                 (1) Financial Statements
                     See Financial Statement Index included in Item 8 of
                     Part II of this Form 10-K

                 (2) Financial Statement Schedules
                     The Financial Statement Schedules required by Item 14(d) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore, have been omitted.

                 (3) Exhibits
                     Exhibits as required by Item 14(c) are as follows:

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

ITEM 14.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                           AND REPORTS ON FORM 8-K


      (a)(3)  Exhibits (contd.)

              EXHIBIT NO.        DESCRIPTION
              -----------        -----------
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

                 10.8        (1) Letter Agreement regarding Consulting Agreement, dated March 8,1994, by and between the Company, Craig and CMI.

                 10.9        (1) Second Amended and Restated Stock Agreement dated January 12, 1994, by and among the Company, Craig, CMI, La Cadena and James J. Cotter.

                10.10        (1) Security Agreement dated March 8, 1994, by and between the Company and Craig.

                10.12        (1) Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of
                                 America Trust and Savings Association.

                10.12 (a)    (2) Amendment dated June 23, 1995 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association.

                10.12 (b)        Amendment dated July 22, 1996 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association.

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

                10.16        (1) Amended and Restated Sublease Agreement dated June 1, 1983, between Wren Leasing
                                 Corp., as Lessor, and Stater Bros. Markets, as Lessee.

ITEM 14.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                           AND REPORTS ON FORM 8-K

         (a)(3)     Exhibits (contd.)

            EXHIBIT NO.    DESCRIPTION
            -----------    -----------
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

               12              Computation of ratio of earnings to fixed charges.

               21          (1) Subsidiaries of the Company.
               ------------------------------------------------------------------------------------

               (1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994.

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

         (b)        Reports on Form 8-K
                    None

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

    DECEMBER 20, 1996                    STATER BROS. HOLDINGS INC.
--------------------------
         DATE


                                         BY:    /S/ JACK H. BROWN
                                            ------------------------------
                                                    JACK H. BROWN
                                                 CHAIRMAN OF THE BOARD,
                                                 PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER


    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


              SIGNATURE                                 TITLE                                    DATE
              =========                                 =====                                    ====
   /S/     JACK H. BROWN                     CHAIRMAN OF THE BOARD, PRESIDENT              DECEMBER 20, 1996
-------------------------------------         AND CHIEF EXECUTIVE OFFICER                  -----------------
          JACK H. BROWN                       AND DIRECTOR (PRINCIPAL
                                              EXECUTIVE OFFICER)




   /S/     BRUCE D. VARNER                   SECRETARY AND DIRECTOR                        DECEMBER 20, 1996
-------------------------------------                                                      -----------------
           BRUCE D. VARNER



   /S/     DENNIS N. BEAL                    VICE PRESIDENT - FINANCE                      DECEMBER 20, 1996
-------------------------------------         AND CHIEF FINANCIAL OFFICER                  -----------------
           DENNIS N. BEAL                     (PRINCIPAL ACCOUNTING OFFICER)



   /S/     JAMES J. COTTER                   DIRECTOR                                      DECEMBER 20, 1996
-------------------------------------                                                      -----------------
           JAMES J. COTTER




   /S/     THOMAS W. FIELD, JR.              DIRECTOR                                      DECEMBER 20, 1996
-------------------------------------                                                      -----------------
           THOMAS W. FIELD, JR.