Form 10-Q
period 1996-12-29
STATER BROS HOLDINGS INC
filed 1997-02-12
CIK 882829

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)
                X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               ---  SECURITIES EXCHANGE ACT OF 1934


                       For the quarterly period ended December 29, 1996

                                       OR

              ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___ .

           As of January 25, 1997, there were issued and outstanding
             50,000 shares of the registrant's Class A Common Stock

                           STATER BROS. HOLDINGS INC.
                               DECEMBER 29, 1996


                                     INDEX



PART I           FINANCIAL INFORMATION (UNAUDITED)                                      PAGE
------           ---------------------------------                                      ----
ITEM 1.          FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 29, 1996
                   AND DECEMBER 29, 1996                                                 3

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13 WEEKS ENDED
                   DECEMBER 24, 1995 AND DECEMBER 29, 1996                               5

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE 13 WEEKS
                  ENDED DECEMBER 24, 1995 AND DECEMBER 29, 1996                          6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                   7

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                      9


PART II         OTHER INFORMATION
-------          -----------------

ITEM 1.         LEGAL PROCEEDINGS                                                       16
ITEM 2.         CHANGES IN SECURITIES                                                   16
ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                                         16
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     16
ITEM 5.         OTHER INFORMATION                                                       16
ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                        16

SIGNATURES                                                                              18


PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS




                           STATER BROS. HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                SEPT. 29,    DEC. 29,
                                                                 1996          1996
                                                               ---------    ---------
Current Assets
   Cash and cash equivalents                                   $ 45,279    $   42,732
   Receivables                                                   19,009        19,825
   Inventories                                                  117,372       114,972
   Prepaid expenses                                               3,357         5,292
   Deferred income taxes                                          4,710         4,710
   Properties held for sale                                       1,787         1,779
                                                               --------      --------

Total current assets                                            191,514       189,310

Investment in unconsolidated affiliate                            7,626        12,183


Property and equipment
   Land                                                          18,688        14,603
   Buildings and improvements                                    89,856        79,721
   Store fixtures and equipment                                  78,570        79,675
   Property subject to capital leases                            14,368        14,368
                                                               --------      --------
                                                                201,482       188,367


   Less accumulated depreciation and amortization                87,267        88,067
                                                               --------      --------
                                                                114,215       100,300


Deferred income taxes                                             5,295         7,382
Deferred debt issuance cost, net                                  5,221         4,926
Lease guarantee escrow                                            6,701         7,691
Other assets                                                      7,722         7,500
                                                               --------      --------

Total assets                                                   $338,294      $329,292
                                                               ========      ========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)
                      (In thousands, except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              SEPT. 29,           DEC. 29,
                                                                1996                1996
                                                              ---------          ----------
Current Liabilities
   Accounts payable                                           $ 79,271           $  60,819
   Accrued payroll and related expenses                         23,981              22,649

   Other accrued liabilities                                    23,607              30,839
   Current portion of capital lease obligations                  1,182               1,182
                                                              --------            --------

Total current liabilities                                      128,041             115,489

Long-term debt                                                 165,000             165,000
Capital lease obligations, less current portion                  6,917               6,631
Long-term portion of self-insurance reserves                    10,332               9,475

Other long-term liabilities                                      2,526               4,840
10.5% Cumulative Series B Preferred Stock:
   (stated value $100 per share)
      Authorized shares - 693,650
      Issued and outstanding shares - 693,650                   69,365              69,365


Stockholders' equity
   Class A Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares - 50,000                         1                   1
   Additional paid-in capital                                   12,715              12,715
   Retained earnings                                           (41,953)            (39,574)
   Less option to acquire stock                                (14,650)            (14,650)
                                                              --------            --------

Total stockholders' equity                                     (43,887)            (41,508)
                                                              --------            --------

Total liabilities and stockholders' equity                    $338,294            $329,292
                                                              ========            ========





     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
               (In thousands, except per share and share amounts)


                                                                   13 Weeks Ended
                                                               ----------------------
                                                                 DEC. 24,   DEC. 29,
                                                                  1995        1996
                                                               ----------  ----------
Sales                                                           $408,740    $433,400
Cost of goods sold                                               316,479     332,574
                                                                --------    --------
Gross profit                                                      92,261     100,826

Operating expenses
   Selling, general and administrative expenses                   77,813      85,096

   Depreciation and amortization                                   3,058       3,275
   Consulting fees                                                   375         375
                                                                --------    --------
Total operating expenses                                          81,246      88,746
                                                                --------    --------
Operating profit                                                  11,015      12,080

Interest income                                                      258         469
Interest expense                                                  (4,958)     (4,995)
Equity in earnings (loss) from unconsolidated affiliate             (272)       (443)

Other income - net                                                     2           -
                                                                --------    --------
Income before income taxes                                         6,045       7,111
Income taxes                                                       2,448       2,916
                                                                --------    --------
Net income                                                      $  3,597    $  4,195
                                                                --------    --------

Less preferred dividends                                               -       1,816
                                                                --------    --------

Earnings available to common shareholders                       $  3,597    $  2,379
                                                                ========    ========

Earnings per common share                                       $  35.97    $  47.58
                                                                ========    ========

Average common shares outstanding                                100,000      50,000
                                                                 =======      ======




     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                     13 Weeks Ended
                                                                     --------------
                                                                DEC. 24,       DEC. 29,
                                                                  1995           1996
                                                                ---------      --------
OPERATING ACTIVITIES:
Net income                                                       $ 3,597       $ 4,195
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                   3,058         3,275
   Provision for deferred income taxes                                 -        (2,087)
   Gain (loss) on disposals of assets                                 (2)            -
   Net undistributed loss in investment in unconsolidated affiliate  272           443
   Changes in operating assets and liabilities:
     (Increase) decrease in receivables                            1,291          (816)

     (Increase) decrease in inventories                           (3,340)        2,400

     (Increase) decrease in prepaid expenses                        (363)       (1,935)

     (Increase) decrease in other assets                           1,131          (767)

     Increase (decrease) in accounts payable                      (1,895)      (18,452)

     Increase (decrease) in accrued liabilities and long-term
     portion of self-insurance reserves                            5,941         4,833
                                                                 -------       -------
Net cash (used by) provided by operating activities                9,690        (8,911)
                                                                 -------       -------
INVESTING ACTIVITIES:
Investment in unconsolidated affiliate                                 -        (5,000)
Purchase of property and equipment                                (4,047)       (2,544)
Proceeds from sale of property and equipment and properties
 held for sale                                                       391        16,010
                                                                 -------       -------
Net cash (used by) provided by investing activities               (3,656)        8,466
                                                                 -------       -------
FINANCING ACTIVITIES:
Dividends paid on preferred stock                                      -        (1,816)
Principal payments on capital lease obligations                     (263)         (286)
                                                                 -------       --------
Net cash (used by) financing activities                             (263)       (2,102)
                                                                 -------       -------
Net increase (decrease) in cash and cash equivalents               5,771        (2,547)
Cash and cash equivalents at beginning of period                  26,308        45,279
                                                                 -------       -------
Cash and cash equivalents at end of period                       $32,079       $42,732
                                                                 =======       =======
Interest paid                                                    $   383       $   195
Income taxes paid                                                $     -       $   550

     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               DECEMBER 29, 1996




NOTE 1 - BASIS OF PRESENTATION
        In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of December 29, 1996 and December 24, 1995 and the results of its operations and cash flows for the thirteen weeks ended December 29, 1996 and December 24, 1995. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the thirteen weeks ended December 29, 1996 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INCOME TAXES
        The provision for income taxes for the thirteen weeks ended December 24, 1995 and December 29, 1996 consists of the following:

                                               13 Weeks Ended
                                               --------------
                                   Dec. 24, 1995             Dec. 29, 1996
                                   -------------             -------------
                                              (In thousands)
      Federal Income Taxes             $2,100                   $2,506
      State Income Taxes                  348                      410
                                       ------                   ------
                                       $2,448                   $2,916
                                       ======                   ======

NOTE 3 - CONVERSION OF COMMON STOCK
        Effective March 8, 1996, the Company converted the Company's 50,000 shares of Common Stock held by Craig Corporation into 693,650 shares of the Company's Series B Preferred Stock. The Series B Preferred Stock is redeemable by the Company in whole but not in part for $69.4 million plus accrued and unpaid dividends. The holders of the Series B Preferred Stock can, beginning in the year 2009, cause the Company to redeem such Preferred Stock. Dividends on the Preferred Stock are paid quarterly in arrears at the rate of
10.5 per annum through September 2002, and beginning in October 2002, will increase to 12% per annum and will increase by 100 basis points per year thereafter to a maximum rate of 15% per annum. There are no preferred dividends in arrears.

NOTE 4 - UNCONSOLIDATED AFFILIATE
        Prior to November 1996, and since 1986, Stater Bros. Markets, a wholly owned subsidiary of the Company, owned 49.6% of Santee Dairies, Inc., ("Santee") an operator of a fluid milk processing plant located in Los Angeles, California. In November 1996 and for approximately $200,000, Stater Bros. Markets increased its ownership in Santee to 50%, but is not the controlling shareholder. Additionally, during the quarter ended December 29, 1996, Stater Bros. Markets acquired Preferred Stock issued by Santee for an aggregate amount of $4.8 million. It is not anticipated that Santee will issue dividends on either its Preferred Stock or Common Stock in the foreseeable future. Santee is not a significant subsidiary of Stater Bros. Markets or the Company, and accordingly the Company accounts for its investment in Santee Dairies Inc. using the equity method of accounting. The Company recognized undistributed losses from its investment in Santee Dairies, Inc. of $443,000 and $272,000 for the thirteen weeks ended December 29, 1996 and December 24, 1995, respectively.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               DECEMBER 29, 1996




NOTE 5 - CONSULTING AGREEMENT AND COVENANT NOT TO COMPETE
        Pursuant to the Consulting Agreement dated as of September 3, 1993 (the "Consulting Agreement"), effective and commencing March 8, 1994, Craig will render consulting services to the Company for a five-year period. In consideration for such consulting services, the Company will pay Craig $1.5 million per year, payable quarterly during the term of the Consulting Agreement. The Company will have the right to terminate its obligations under the Consulting Agreement in the event it exercises its option to purchase the Series B Preferred Stock owned by Craig. Additionally, in accordance with the terms of the Consulting Agreement, Craig has agreed not to engage in any business that competes with the Company in any of the five counties in which the Company operates until the end of the five-year period of the Consulting Agreement. The Company paid Craig $5.0 million on March 8, 1994 which is amortized to earnings over the five-year term of the covenant not to compete included in the Consulting Agreement.

NOTE 6 - RECLASSIFICATIONS
        Certain amounts in the prior periods have been reclassified to conform to the current period financial statement presentation.

NOTE 7 - USE OF ESTIMATES
        The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 8 - ADOPTION OF ACCOUNTING STANDARD
        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), which the Company adopted at the beginning of fiscal year 1997. Management believes that the adoption of SFAS 121 will not have a material adverse effect on the Company's financial position or its results of operations for fiscal 1997.

                           STATER BROS. HOLDINGS INC.
                               DECEMBER 29, 1996


PART I - FINANCIAL INFORMATION (CONTD.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RECAPITALIZATION TRANSACTION
        In March 1994, the Company completed a Recapitalization Transaction (the "Recapitalization") which transferred effective voting control of the Company to La Cadena, reclassified the Company's outstanding equity, provided for certain cash payments and distributions to Craig Corporation ("Craig"), previously a shareholder of the Company, and provided the Company with an option to acquire Craig's remaining equity in the Company. The Recapitalization was funded through an offering of $165.0 million of 11% Senior Notes due 2001 which are listed and trade on the American Stock Exchange.

        Effective March 8, 1996, pursuant to options available to the Company included in a certain Option Agreement entered into in March 1994, as part of the Recapitalization between the Company and Craig, the Company exercised its right to convert all of the Common Stock held by Craig into 693,650 shares of 10.5% Series B Preferred Stock. The redemption value of the Series B Preferred Stock is $100 per share for an aggregate value of $69,365,000. Dividends on the Series B Preferred Stock are paid quarterly in arrears.

        RESULTS OF OPERATIONS

        The following table sets forth certain income statement components expressed as a percent of sales for the thirteen weeks ended December 24, 1995 and December 29, 1996.

                                                   13 Weeks Ended
                                                   --------------
                                             Dec. 24, 1995 Dec. 29, 1996
                                             ------------- -------------
         Sales                                  100.00%       100.00%
         Gross profit                            22.57         23.26
         Selling, general and administrative
           expense                               19.04         19.63
         Depreciation and amortization             .75           .76
         Consulting expense                        .09           .09
         Other (income)(net)                         -          (.01)
         Interest expense                         1.21          1.15
         Earnings before income taxes             1.48%         1.64%

        Total sales for the thirteen weeks ended December 29, 1996, the first quarter of fiscal 1997, increased 6.0% and amounted to $433.4 million compared to $408.7 million for the same period in the prior year. Like store sales increased 6.0% for the thirteen week period in 1997. The Company operated 110 supermarkets at December 24, 1995 and December 29, 1996.

                              STATER BROS. HOLDINGS INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTD.)
The increase in sales in the first quarter of 1997 compared to the first quarter of 1996 is due to many factors, including very favorable customer response to the Company's 60th Anniversary Marketing Program, slight improvements in the Southern California economy and favorable customer response to the Company's 1996 merchandising expansion and upgrading program which included expanded product offerings in the deli, bakery, frozen foods and dairy departments and the continuing introduction of fresh cut flowers and prepackaged vegetables into 83 of the Company's 110 supermarkets.

Gross profits for the thirteen weeks ended December 29, 1996, increased to $100.8 million or 23.26% of sales compared to $92.3 million or 22.57% of sales in the same period of the prior year. The increase in gross profits as a percent of sales was due to increased efficiencies in the Company's warehousing and transportation departments and the introduction of higher gross margin categories, such as prepackaged gourmet vegetables and fresh cut flowers and a decrease in competitive activity when compared to the prior year.

Operating expenses include selling, general and administrative expenses, depreciation and amortization, and consulting expenses. For the thirteen weeks ended December 29, 1996, selling, general and administrative expenses amounted to $85.1 million or 19.63% of sales. Selling, general and administrative expenses in the first quarter of fiscal 1997 include rent expenses of $580,000, net of reductions in depreciation expenses, from the sale and leaseback of five supermarkets in January 1996 and the sale and leaseback of four additional supermarkets in October 1996. For the thirteen weeks ended December 24, 1995, selling, general and administrative expenses amounted to $77.8 million or 19.04% of sales. The increase in selling, general and administrative expenses of $7.3 million in the first quarter of fiscal 1997 was due primarily to costs incurred to operate at the higher level of sales and additional net rent expenses from the sale and leaseback transactions.

During the quarter ended December 24, 1995, the Company entered into a four year collective bargaining agreement with the Retail Clerks Union. The new four year collective bargaining agreement included an immediate one-time bonus expense paid to all full and part time union members and a suspension of employer contributions to a union benefits trust. Accordingly, as a result of the suspension of employer contributions to the benefits trust fund, net of the one-time bonus paid pursuant to the new Retail Clerks collective bargaining agreement, salaries, wages and related benefits expense was reduced by $1.3 million in the quarter ended December 24, 1995. The Company's primary competitors in Southern California entered into similar collective bargaining agreements with the Retail Clerks collective bargaining union.

                           STATER BROS. HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTD.)
Depreciation and amortization expenses amounted to $3.3 million for the thirteen weeks ended December 29, 1996 and amounted to $3.1 million for the like period of the prior year and included amortization of $250,000 in both years from a five-year prepaid covenant not to compete.

Effective March 8, 1994, and in conjunction with the Recapitalization Transaction, the Company entered into a consulting agreement with Craig Corporation whereby the Company is required to pay Craig Corporation $375,000 per quarter for up to five years. Accordingly, consulting fees expense of $375,000 was recognized during the thirteen weeks ended December 24, 1995 and December 29, 1996.

Operating profit for the thirteen weeks ended December 29, 1996 amounted to $12.1 million or 2.79% of sales compared to $11.0 million or 2.69% of sales for the thirteen weeks ended December 24, 1995.

Interest expense amounted to $5.0 million for the thirteen weeks ended December 29, 1996 and December 24, 1995. Interest expense for the thirteen weeks ended December 29, 1996 and December 24, 1995 includes amortization of $295,000 from fees and expenses incurred to acquire debt.

Income before income taxes amounted to $7.1 million and $6.1 million for the thirteen weeks ended December 29, 1996 and December 24, 1995, respectively.

Net income for the thirteen week first quarter of fiscal 1997 amounted to $4.2 million compared to $3.6 million for the quarter ended December 24, 1995.

LIQUIDITY AND CAPITAL RESOURCES
The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company's short-term Bank Credit Agreement is between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company and consists of revolving credit facilities for working capital purposes of $15.0 million, which was available at December 29, 1996, and a $25.0 million standby letter of credit facility maintained pursuant to its workers' compensation and general liability self-insurance requirements. The Bank Credit Agreement expires on June 1, 1998.

Working capital amounted to $73.8 million at December 29, 1996 and $63.5 million at September 29, 1996, and the Company's current ratios were 1.64:1, and 1.50:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

The net cash used by operating activities in the first quarter of fiscal 1997 amounted to $8.9 million and consisted of reductions in accounts payable, net of decreases in inventories, the timing of the interest payments due on the Company's 11% Senior Notes and the deferred tax benefits arising from the

                           STATER BROS. HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTD.)
October 1996 sale and leaseback transaction. As of September 29, 1996, the Company had increased its inventory and related accounts payable in anticipation of the implementation of the Company's 60th Anniversary Marketing Program in the first quarter of fiscal 1997. Accordingly, as of December 29, 1996, the Company's investment in inventories and related accounts payable are reflected at more traditional balances. The increase of $4.8 million in accrued liabilities and long term portion of self-insurance reserves reflects the accrual for interest due on the Company's 11% Senior Notes, such interest payments are due September 1 and March 1 of each year. The increase in the deferred tax benefit of $2.1 million was due primarily to the timing difference between tax and book requirements for recognizing the gain and resulting tax liability from the October 1996 sale and leaseback transaction.

Net cash provided by investing activities for the thirteen weeks ended December 29, 1996, amounted to $8.5 million, compared to net cash used by investing activities of $3.7 million for the first quarter of fiscal 1996. The difference in net cash provided by or used by investing activities between the comparable periods is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions. Capital expenditures for the thirteen week periods amounted to $2.5 million in the first quarter of 1997 compared to $4.1 million in the like period of 1996. During the thirteen weeks ended December 29, 1996, the Company remodeled five supermarkets. Capital expenditures for the first quarter of fiscal 1997 were financed from cash provided by the October 1996 sale and leaseback transaction.

In October 1996, the Company completed a sale and leaseback transaction with an unrelated third party for four of the Company's supermarkets. The net proceeds from the sale of the four supermarkets amounted to approximately $16.0 million, which approximated fair market value. The Company entered into leases for the four supermarkets with initial terms of 20 years and with options available to the Company which extend the lease terms up to an additional 20 years. The Company believes the rents due under the leases approximate fair market rents. The gains from the sale of the supermarkets were approximately $2.5 million and will be deferred and amortized into income over the initial term of the leases. As a result of the additional rent expenses, net of reductions in depreciation expense, due on the four supermarkets, operating expenses for the 52-week 1997 fiscal year will increase by approximately $1.2 million.

In November 1996 and for approximately $200,000, the Company increased its ownership in Santee to 50%. Santee provides the Company with a significant amount of the fluid milk products offered for sale in the Company's supermarkets. Additionally, during the first quarter of fiscal 1997, the Company acquired approximately $4.8 million worth of the Preferred Stock of Santee. Hughes Supermarkets, located in Irwindale, California, retained a 50% ownership in Santee and acquired a like amount of the Preferred Stock of Santee. Santee operates a fluid milk processing plant in Los Angeles,

                           STATER BROS. HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

California and is constructing a new fluid milk and other fluid dairy products processing plant in the City of Industry, California. The Company believes that its 50% ownership and additional investment in Santee and its representation on the Santee Board by Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company, will, for the foreseeable future, provide the Company's supermarkets with an uninterrupted supply of high quality fluid milk and other dairy products.

Net cash used by financing activities amounted to $2.1 million and $263,000 for the first quarters of fiscal 1997 and 1996, respectively, and consisted of payments on the Company's capitalized lease obligations and dividend payments on the Company's 10.5% Series B Preferred Stock. Such preferred stock dividends are paid quarterly and such dividend payments on the Company's preferred stock commenced in March 1996.

The Company is subject to certain covenants associated with its 11% Senior Notes due 2001 and covenants included in the Bank Credit Agreement between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company. As of December 29, 1996, the Company was in compliance with all such convenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

THE BANK FACILITIES

The Company believes that cash flow from operations and proceeds from borrowings, including lease financings, and funds available under the short-term revolving credit facility will be adequate to meet the Company's currently identifiable working capital requirements. Stater Bros. Markets, the Company's operating subsidiary, and Bank of America National Trust and Savings Association (the "Bank") entered into a Credit Agreement in March 1994, as amended and effective June 1, 1996, whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $15.0 million which was available at December 29, 1996 and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $25.0 million (collectively, the "Bank Facilities"). As of December 29, 1996, approximately $11.3 million of the LC Facility was available to the Company. The Bank Credit Agreement expires on June 1, 1998.

The Bank Facilities also contain certain financial and other covenants applicable to Stater Bros. Markets, including without limitation, requirements to (i) maintain a minimum current ratio of at least 1.20:1; (ii) maintain minimum tangible net worth plus debt subordinated to the Bank (as defined) of at least $145.0 million; (iii) maintain a ratio of total liabilities to tangible

                           STATER BROS. HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTD.)
THE BANK FACILITIES (CONTD.)
net worth plus debt subordinated to the Bank of not in excess of 1.30:1; (iv) maintain a minimum fixed charge coverage ratio (as defined) of at least 1.10:1 for each consecutive four fiscal quarters beginning with the four fiscal quarters ending on Stater Bros. Markets' 1996 fiscal year end; (v) limit the sale of assets; (vi) prohibit additional indebtedness except for normal trade credit and indebtedness secured only by real property constructed or acquired within the prior twelve months; (vii) prohibit additional liens except for liens for indebtedness secured by real property pursuant to clause (v); (viii) prohibit the acquisition of other business entities; (ix) restrict the payment of dividends (as discussed below); (x) prohibit changes of ownership; (xi) prohibit the liquidation, consolidation or merger of the business; and (xii) repay all advances outstanding under the Operating Facility and not draw any new advances for at least 5 calendar days each month.

As of December 29, 1996, for purposes of the Bank Facilities, Stater Bros. Markets was in compliance with all restrictive covenants and had (i) a current ratio of 1.77:1, (ii) tangible net worth and debt subordinated to the Bank of $199.4 million; (iii) a ratio of total liabilities to tangible net worth and debt subordinated to the Bank of 0.63:1 and (iv) a fixed charge coverage ratio (as defined in the Bank Facilities) of 1.57:1. If for any reason Stater Bros. Markets is unable to comply with the terms of the Bank Facilities, including the covenants contained therein, such noncompliance would result in an event of default under the Bank Facilities, and could result in acceleration of the payment of indebtedness then outstanding under Bank Facilities or, in certain situations, the prohibition of payments of dividends or advances to the Company. In addition, no amendment, waiver or supplement may be made to the Indenture without the prior written consent of the Bank if such amendment, waiver or supplement adversely affects the rights of the Bank as lender to Stater Bros. Markets. The financial and operational covenants contained in the Bank Facilities significantly limit Stater Bros. Markets' ability to pay dividends and make loans or advances to the Company, the primary source of anticipated cash for the Company, and could limit the Company's ability to respond to changing business and economic conditions, and to finance future operations or capital needs including the Company's ability to achieve its plans to remodel and expand existing supermarkets and open new supermarkets.

      THE PREFERRED STOCK CONVERSION
In March 1994, the Company acquired, for $14.7 million, an option to purchase all, but not less than all, shares of the Common Stock held by Craig for a cash purchase price of $60.0 million plus an adjustment factor equal to 8.83% per annum from March 8, 1994 to March 8, 1996, compounded annually and $69,365,000 thereafter.

The Option Agreement also included an option available to the Company to convert the Company's 50,000 shares of Common Stock held by Craig

                           STATER BROS. HOLDINGS INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTD.)
THE PREFERRED STOCK CONVERSION (CONTD.)
into 693,650 shares of 10.5% Series B Preferred Stock on or before March 8, 1996. Effective March 8, 1996, the Company exercised its option to convert the Company's 50,000 shares of Common Stock held by Craig into 693,650 shares of the Company's Series B Preferred Stock. The Series B Preferred Stock is redeemable by the Company in whole, but not in part, for $69.4 million plus accrued and unpaid dividends. The holders of the Series B Preferred Stock can, beginning in the year 2009, cause the Company to redeem such Preferred Stock. Dividends on the Preferred Stock are paid quarterly in arrears at the rate of 10.5% per annum through September 2002, and beginning October 2002, will increase to 12% per annum and will increase by 100 basis points per year thereafter to a maximum rate of 15% per annum.

RECENT ACCOUNTING STANDARDS
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), which the Company adopted at the beginning of fiscal year 1997. Management believes that the adoption of SFAS 121 will not have a material adverse effect on the Company's financial position or its results of operations for fiscal 1997.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
Certain statements contained in this report are forward looking statements.
Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking statements. Potential uncertainties and risks include, but are not limited to, changes in the economic environment in the Company's market areas and changes in the competitive environment. Due to risks and uncertainties, actual results may differ from any future performance discussed in the Company's Securities and Exchange filings.

                           STATER BROS. HOLDINGS INC.
                               DECEMBER 29, 1996
PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on the Company's consolidated financial position or its results of operations.

        For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Consolidated Financial Statements section of the Company's Form 10-K for the fiscal year ended September 29, 1996.


ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits
              Exhibits are as follows:


      EXHIBIT NO.   DESCRIPTION
      -----------   -----------
        11          Calculation of Earnings Per Common Share

        27          Financial Data Schedule



                           STATER BROS. HOLDINGS INC.
                               DECEMBER 29, 1996

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




         Date:  February 10, 1997      /s/  Jack H. Brown
                                       ------------------
                                       Jack H. Brown
                                       Chairman of the Board, President,
                                       and Chief Executive Officer



         Date:  February 10, 1997      /s/  Dennis N. Beal
                                       -------------------
                                       Dennis N. Beal
                                       Vice President, Finance and
                                       Chief Financial Officer
                                       (Chief Accounting Officer)