Form 10-Q
period 1997-03-30
STATER BROS HOLDINGS INC
filed 1997-05-14
CIK 882829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended March 30, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the transition from ____ to ____

                        Commission file number 001-13222

                           STATER BROS. HOLDINGS INC.
             (Exact name of registrant as specified in its charter)



                        Delaware                                                       33-0350671
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)



         21700 Barton Road
         Colton, California                                       92324
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (909) 783-5000
                                                             --------------


                                 Not Applicable
     (Former name, former address and former fiscal year, if changed since last report.)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

             As of April 18, 1997, there were issued and outstanding 50,000 shares of the registrant's Class A Common Stock

                           STATER BROS. HOLDINGS INC.
                                 MARCH 30, 1997


                                      INDEX




PART I        FINANCIAL INFORMATION (UNAUDITED)                                           PAGE


Item 1.       Financial Statements

              Consolidated Balance Sheets (Unaudited) as of September 29, 1996
                 and March 30, 1997                                                         3

              Consolidated Statements of Income (Unaudited) for the 26 weeks ended
                 March 24, 1996 and March 30, 1997                                          5

              Consolidated Statements of Income (Unaudited) for the 13 weeks ended
                 March 24, 1996 and March 30, 1997                                          6

              Consolidated Statements of Cash Flows (Unaudited) for the 26 weeks
                 ended March 24, 1996 and March 30, 1997                                    7

              Notes to Consolidated Financial Statements (Unaudited)                        8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          10


PART II       OTHER INFORMATION


Item 1.       Legal Proceedings                                                            17

Item 2.       Changes in Securities                                                        17

Item 3.       Defaults Upon Senior Securities                                              18

Item 4.       Submission of Matters to a Vote of Security Holders                          18

Item 5.       Other Information                                                            18

Item 6.       Exhibits and Reports on Form 8-K                                             18


SIGNATURES                                                                                 19

                           STATER BROS. HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                         SEPT. 29,       MAR. 30,
                                                           1996            1997
                                                         --------        --------
Current Assets
   Cash and cash equivalents ....................        $ 45,279        $ 41,065
   Receivables ..................................          19,009          17,979
   Inventories ..................................         117,372         115,797
   Prepaid expenses .............................           3,357           6,449
   Deferred income taxes ........................           4,710           4,710
   Properties held for sale .....................           1,787           1,771
                                                         --------        --------

Total current assets ............................         191,514         187,771

Investment in unconsolidated affiliate ..........           7,626          12,047


Property and equipment
   Land .........................................          18,688          14,603
   Buildings and improvements ...................          89,856          81,260
   Store fixtures and equipment .................          78,570          82,601
   Property subject to capital leases ...........          14,368          14,368
                                                         --------        --------
                                                          201,482         192,832


   Less accumulated depreciation and amortization          87,267          90,896
                                                         --------        --------
                                                          114,215         101,936


Deferred income taxes ...........................           5,295           7,382
Deferred debt issuance cost, net ................           5,221           4,630
Lease guarantee escrow ..........................           6,701           7,825
Other assets ....................................           7,722           7,352
                                                         --------        --------


Total assets ....................................        $338,294        $328,943
                                                         ========        ========






     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                      (In thousands, except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   SEPT. 29,         MAR. 30,
                                                                    1996              1997
                                                                  ---------         ---------
Current Liabilities
   Accounts payable ......................................        $  79,271         $  63,461
   Accrued payroll and related expenses ..................           23,981            23,652
   Other accrued liabilities .............................           23,607            25,032
   Current portion of capital lease obligations ..........            1,182             1,180
                                                                  ---------         ---------

Total current liabilities ................................          128,041           113,325

Long-term debt ...........................................          165,000           165,000
Capital lease obligations, less current portion ..........            6,917             6,340
Long-term portion of self-insurance reserves..............           10,332             9,475

Other long-term liabilities ..............................            2,526             4,408
10.5% Cumulative Series B Preferred Stock:
   (stated value $100 per share)
      Authorized shares - 693,650
      Issued and outstanding shares - 693,650 ............           69,365            69,365

Stockholders' equity Class A Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares - 50,000 .............                1                 1
   Additional paid-in capital ............................           12,715            12,715
   Retained deficit ......................................          (41,953)          (37,036)
   Less option to acquire stock ..........................          (14,650)          (14,650)
                                                                  ---------         ---------

Total stockholders' equity ...............................          (43,887)          (38,970)
                                                                  ---------         ---------

Total liabilities and stockholders' equity ...............        $ 338,294         $ 328,943
                                                                  =========         =========








     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)



                                                                      26 Weeks Ended
                                                                MAR. 24,          MAR. 30,
                                                                  1996             1997
                                                               ---------         ---------
Sales .................................................        $ 814,963         $ 864,822
Cost of goods sold ....................................          629,154           666,301
                                                               ---------         ---------
Gross profit ..........................................          185,809           198,521

Operating expenses
   Selling, general and administrative expenses .......          155,616           167,152
   Depreciation and amortization ......................            6,162             6,561
   Consulting fees ....................................              750               750
                                                               ---------         ---------
Total operating expenses ..............................          162,528           174,463
                                                               ---------         ---------

Operating profit ......................................           23,281            24,058

Interest income .......................................              707               995
Interest expense ......................................           (9,924)           (9,979)
Equity in earnings (loss) from unconsolidated affiliate             (548)             (579)
Other income (loss) - net .............................             (176)               (3)
                                                               ---------         ---------

Income before income taxes ............................           13,340            14,492
Income taxes ..........................................            5,402             5,943
                                                               ---------         ---------

Net income ............................................        $   7,938         $   8,549

Less preferred dividends ..............................              339             3,632
                                                               ---------         ---------

Earnings available to common shareholders .............        $   7,599         $   4,917
                                                               =========         =========

Earnings per common share .............................        $   79.71         $   98.34

Average common shares outstanding .....................           95,330            50,000
                                                               =========         =========

Shares outstanding at end of period ...................           50,000            50,000
                                                               =========         =========









     See accompanying notes to unaudited consolidated financial statements.

                             STATER BROS. HOLDINGS INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                 (In thousands, except per share and share amounts)


                                                                     13 Weeks Ended
                                                                MAR. 24,          MAR. 30,
                                                                  1996              1997
                                                               ---------         ---------
Sales .................................................        $ 406,223         $ 431,422
Cost of goods sold ....................................          312,675           333,727
                                                               ---------         ---------
Gross profit ..........................................           93,548            97,695

Operating expenses
   Selling, general and administrative expenses .......           77,803            82,056
   Depreciation and amortization ......................            3,104             3,286
   Consulting fees ....................................              375               375
                                                               ---------         ---------
Total operating expenses ..............................           81,282            85,717
                                                               ---------         ---------

Operating profit ......................................           12,266            11,978

Interest income .......................................              449               526
Interest expense ......................................           (4,966)           (4,984)
Equity in earnings (loss) from unconsolidated affiliate             (276)             (136)
Other income (loss) - net .............................             (178)               (3)
                                                               ---------         ---------
Income before income taxes ............................            7,295             7,381
Income taxes ..........................................            2,954             3,027
                                                               ---------         ---------

Net income ............................................        $   4,341         $   4,354

Less preferred dividends ..............................              339             1,816
                                                               ---------         ---------

Earnings available to common shareholders .............        $   4,002         $   2,538
                                                               =========         =========

Earnings per common share .............................        $   44.14         $   50.76

Average common shares outstanding .....................           90,659            50,000
                                                               =========         =========

Shares outstanding at end of period ...................           50,000            50,000
                                                               =========         =========




     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                          26 Weeks Ended
                                                                     MAR. 24,        MAR. 30,
                                                                      1996             1997
                                                                    --------         --------
OPERATING ACTIVITIES:
Net income .................................................        $  7,938         $  8,549
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization ...........................           6,162            6,561
   Provision for deferred income taxes .....................              --           (2,087)
   Gain (loss) on disposals of assets ......................             176                3
   Net undistributed loss in investment in unconsolidated
affiliate ..................................................             548              579
   Changes in operating assets and liabilities:
    (Increase) decrease in receivables .....................          (1,417)           1,030
    (Increase) decrease in inventories .....................            (922)           1,575
    (Increase) decrease in prepaid expenses ................            (825)          (3,092)
    (Increase) decrease in other assets ....................             859             (725)
    Increase (decrease) in accounts payable ................          (7,625)         (15,810)
    Increase (decrease) in accrued liabilities and long-term
     portion of self-insurance reserves ....................           2,221             (406)
                                                                    --------         --------

Net cash (used by) provided by operating activities ........           7,115           (3,823)
                                                                    --------         --------

INVESTING ACTIVITIES:
Investment in unconsolidated affiliate .....................              --           (5,000)
Purchase of property and equipment .........................          (8,704)          (7,192)
Proceeds from sale of property and equipment and properties
 held for sale .............................................          18,565           16,010
                                                                    --------         --------

Net cash (used by) provided by investing activities ........           9,861            3,818
                                                                    --------         --------

FINANCING ACTIVITIES:

Dividends paid or accrued on preferred stock................            (339)          (3,632)
Redemption of common stock .................................         (69,365)              --
Issuance of preferred stock ................................          69,365               --
Principal payments on capital lease obligations                         (532)            (577)
                                                                    --------         --------

Net cash (used by) financing activities ....................            (871)          (4,209)
                                                                    --------         --------

Net increase (decrease) in cash and cash equivalents .......          16,105           (4,214)
Cash and cash equivalents at beginning of period ...........          26,308           45,279
                                                                    --------         --------

Cash and cash equivalents at end of period .................        $ 42,413         $ 41,065
                                                                    ========         ========
Interest paid ..............................................        $  9,703         $  9,466
Income taxes paid ..........................................        $  3,775         $  3,225




     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 30, 1997


NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of March 24, 1996 and March 30, 1997 and the results of its operations and cash flows for the twenty-six weeks ended March 24, 1996 and March 30, 1997. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the twenty-six weeks ended March 30, 1997 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INCOME TAXES

     The provision for income taxes for the twenty-six weeks ended March 24, 1996 and March 30, 1997 consists of the following:


                                                           26 Weeks Ended
                                                           --------------
                                                    Mar. 24, 1996  Mar. 30, 1997
                                                    -------------  -------------
                                                            (In thousands)
Federal Income Taxes                                  $4,635              $4,594
State Income Taxes                                       767               1,349
                                                      ------              ------
                                                      $5,402              $5,943
                                                      ======              ======


NOTE 3 - CONVERSION OF COMMON STOCK

     Effective March 8, 1996, the Company converted the Company's 50,000 shares of Common Stock held by Craig Corporation ("Craig") into 693,650 shares of the Company's Series B Preferred Stock. The Series B Preferred Stock is redeemable by the Company in whole but not in part for $69.4 million plus accrued and unpaid dividends. The holders of the Series B Preferred Stock can, beginning in the year 2009, cause the Company to redeem such Preferred Stock. Dividends on the Preferred Stock are paid quarterly in arrears at the rate of 10.5 per annum through September 2002, and beginning in October 2002, will increase to 12% per annum and will increase by 100 basis points per year thereafter to a maximum rate of 15% per annum.

NOTE 4 - UNCONSOLIDATED AFFILIATE

     Prior to November 1996, and since 1986, Stater Bros. Markets, a wholly owned subsidiary of the Company, owned 49.6% of Santee Dairies, Inc., ("Santee") an operator of a fluid milk processing plant located in Los Angeles, California. In November 1996 and for approximately $200,000, Stater Bros. Markets increased its ownership in Santee to 50%, but is not the controlling shareholder. Additionally, during the quarter ended December 29, 1996, Stater Bros. Markets acquired Preferred Stock issued by Santee for an aggregate amount of $4.8 million. It is not anticipated that Santee will issue dividends on either its Preferred Stock or Common Stock in the foreseeable future. Santee is not a significant subsidiary of Stater Bros. Markets or the Company, and accordingly the Company accounts for its investment in Santee Dairies Inc. using the equity method of accounting. The Company recognized undistributed losses from its investment in Santee Dairies, Inc. of $136,000 and $276,000 for the thirteen weeks ended March 30, 1997 and March 24, 1996, respectively. For the twenty-six weeks year to date, the Company recognized losses of $579,000 and $548,000 for 1997 and 1996, respectively.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 MARCH 30, 1997

NOTE 5 - CONSULTING AGREEMENT AND COVENANT NOT TO COMPETE

     Pursuant to the Consulting Agreement dated as of September 3, 1993 (the "Consulting Agreement"), effective and commencing March 8, 1994, Craig will render consulting services to the Company for a five-year period. In consideration for such consulting services, the Company will pay Craig $1.5 million per year, payable quarterly during the term of the Consulting Agreement. The Company will have the right to terminate its obligations under the Consulting Agreement in the event it exercises its option to redeem the Series B Preferred Stock prior to the expiration of the Consulting Agreement. Additionally, in accordance with the terms of the Consulting Agreement, Craig has agreed not to engage in any business that competes with the Company in any of the five counties in which the Company operates until the end of the five-year period of the Consulting Agreement. The Company paid Craig $5.0 million on March 8, 1994 which is amortized to earnings over the five-year term of the covenant not to compete included in the Consulting Agreement.

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

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I - FINANCIAL INFORMATION (CONTD.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RECAPITALIZATION TRANSACTION

         In March 1994, the Company completed a Recapitalization Transaction (the "Recapitalization") which transferred effective voting control of the Company to La Cadena Investments ("La Cadena") reclassified the Company's outstanding equity, provided for certain cash payments and distributions to Craig Corporation, previously a shareholder of the Company, and provided the Company with an option to acquire Craig's remaining equity in the Company. The Recapitalization was funded through an offering of $165.0 million of 11% Senior Notes due 2001 which are listed and trade on the American Stock Exchange.

         Effective March 8, 1996, pursuant to options available to the Company included in a certain Option Agreement entered into in March 1994, as part of the Recapitalization between the Company and Craig, the Company exercised its right to convert all of the Common Stock held by Craig Corporation into 693,650 shares of 10.5% Series B Preferred Stock. The redemption value of the Series B Preferred Stock is $100 per share for an aggregate value of $69,365,000. Dividends on the Series B Preferred Stock are due quarterly in arrears.

         Effective March 8, 1996, La Cadena became the sole Common Shareholder of the Company and holds all of the shares of Class A Common Stock which are entitled to 1.1 votes per share. La Cadena Investments is a California General Partnership whose partners include Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company and other members of senior management of the Company. Jack H. Brown has a majority interest in La Cadena and is the managing general partner with the power to vote the shares of the Company held by La Cadena.

         RESULTS OF OPERATIONS

         The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and twenty-six weeks ended March 24, 1996 and March 30, 1997.


                                              Thirteen Weeks         Twenty-Six Weeks
                                              ----------------      -----------------
                                              1996       1997        1996       1997
                                             ------     ------      ------     ------
         Sales                               100.00%    100.00%     100.00%    100.00%
         Gross profit                         23.03      22.64       22.80      22.96
         Selling, general and
          administrative expense              19.16      19.02       19.09      19.33
         Depreciation and amortization          .76        .76         .76
                                                                                  .76
         Consulting fees                        .09        .09         .09        .09
         Other (income)(net)                  --          (.09)      --          (.05)
         Interest expense                      1.22       1.15        1.22       1.15
         Earnings before income taxes          1.80%      1.71%       1.64%      1.68%

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS (CONTD.)
         Total sales for the thirteen weeks ended March 30, 1997 increased 6.2% and amounted to $431.4 million compared to $406.2 million for the like period in 1996. Total sales for the twenty-six weeks year to date ended March 30, 1997 increased 6.1% and amounted to $864.8 million compared to $815.0 million for the same period in 1996. Like store sales increased 6.2% for the quarter and increased 6.1% for the year to date period. The Company operated 110 supermarkets at March 30, 1997 and at March 24, 1996. The increase in sales in the first and second quarters of 1997 compared to the like periods of 1996 is due to many factors, including the very favorable customer response to the Company's 60th Anniversary Marketing Program, slight improvements in the Southern California economy and favorable customer response to the Company's 1996 merchandising expansion and upgrading program which included expanded product offerings in the deli, bakery, frozen foods and dairy departments and the continuing introduction of fresh cut flowers and prepackaged vegetables into 83 of the Company's 110 supermarkets.

         Gross profits for the thirteen weeks ended March 30, 1997, amounted to $97.7 million or 22.64% of sales compared to $93.6 million or 23.03% of sales in the same period of the prior year. During the quarter ended Marci 30, 1997, the Company continued to introduce higher gross margin products into its supermarkets, such as prepackaged gourmet vegetables and fresh cut flowers. For the twenty-six week year to date period, gross profits increased to $198.5 million or 22.96% of sales compared to $185.8 million or 22.80% of sales in the prior year. The increase in gross profits for the year to date period is due to increased efficiencies in the Company's warehousing and transportation departments and the introduction of higher gross margin products, such as prepackaged gourmet vegetables and fresh cut flowers and a decrease in competitive activity when compared to the prior year.

         Operating expenses include selling, general and administrative expenses, depreciation and amortization expenses and consulting fees. For the thirteen weeks ended March 30, 1997, selling, general and administrative expenses amounted to $82.1 million or 19.02% of sales compared to $77.8 million or 19.16% of sales for the like period of the prior year. For the year to date period, selling, general and administrative expenses amounted to $167.2 million or 19.33% of sales compared to $155.6 million or 19.09% of sales for the like period of the prior year. The increase in selling, general and administrative expenses in 1997 when compared to 1996 is due to the incremental costs and expenses incurred to operate at the higher level of sales, the increase in net rent expenses from the sale and leaseback of five supermarkets in January 1996 and an additional four supermarkets in October 1996, and the suspension of employer contributions to an over-funded collective bargaining benefits trust in the first and second quarters of fiscal 1996.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS (CONTD.)
         Selling, general and administrative expenses in fiscal 1997 include increases in rent expenses, net of reductions in depreciation expenses, from the sale and leaseback of five supermarkets in January 1996 and an additional four supermarkets in October 1996 of approximately $580,000 in the first quarter of fiscal 1997 and approximately $400,000 in the second quarter of fiscal 1997. Selling, general and administrative expenses for the thirteen and twenty-six weeks ended March 24, 1996 reflect reductions in expenses for employer contributions to a collective bargaining benefits trust of $2.5 million for the quarter and $3.8 million year to date. Such collective bargaining health care benefits trust was over-funded and employer monthly contributions to the trust were suspended for the months of December 1995 and January 1996.

         Depreciation and amortization expenses amounted to $3.3 million and $6.6 million for the second quarter and year to date periods ended March 30, 1997, respectively. Depreciation and amortization expense amounted to $3.1 million and $6.2 million for the quarter and year to date periods of the prior year. Depreciation and amortization includes amortization of a prepaid five-year covenant not to compete between the Company and Craig which became effective as of March 8, 1994.

         In conjunction with the March 1994 Recapitalization Transaction, the Company entered into a five-year consulting and covenant not to compete agreement (the "Consulting Agreement") with Craig Corporation. The Consulting Agreement provided for a prepayment of $5.0 million, which is amortized to expense over the five-year term of the covenant not to compete. The Consulting Agreement also provides for annual consulting payments of $1.5 million, paid quarterly in arrears. The requirement to make annual consulting payments may, at the election of the Company, be terminated if the Company redeems the 10.5% Series B Preferred Stock prior to the expiration date of the Consulting Agreement. Accordingly, amortization of the prepaid covenant not to compete amounted to $250,000 and $500,000, respectively, for the thirteen and twenty-six weeks ended March 30, 1997 and March 24, 1996 and is included in depreciation and amortization expense. Additionally, annual consulting fees paid or accrued to the benefit of Craig amounted to $375,000 for the thirteen weeks and $750,000, for the twenty-six weeks ended March 30, 1997 and March 24, 1996, respectively.

         Operating profits for the second quarter of 1997 amounted to $12.0 million or 2.78% of sales, compared to $12.3 million or 3.02% of sales in the second quarter of 1996. Operating profits for the twenty-six weeks year to date ended March 30, 1997, amounted to $24.1 million or 2.78% of sales, compared to $23.3 million or 2.86% of sales for the like period in 1996.

         Interest expense amounted to $5.0 million for the second quarters of 1997 and 1996. For the year to date periods of 1997 and 1996, interest expense amounted to $10.0 million. Interest expense in the second quarter and year to date periods of 1997 and 1996, includes amortization of $295,000 and $590,000, respectively, from fees and expenses incurred to acquire debt.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS (CONTD.)
         Income before income taxes amounted to $7.4 million and $7.3 million for the second quarters of 1997 and 1996, respectively, and amounted to $14.5 million and $13.3 million for the year to date periods of 1997 and 1996, respectively.

         Net income for the second quarters of 1997 and 1996 amounted to $4.4 million or 1.01% of sales and $4.3 million or 1.07% of sales, respectively, and for the year to date periods for 1997 and 1996, amounted to $8.5 million or .99% of sales and $7.9 million or .97% of sales, respectively.

         LIQUIDITY AND CAPITAL RESOURCES The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company's short-term Bank Credit Agreement is between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company and consists of revolving credit facilities for working capital purposes of $15.0 million, all of which was available at March 30, 1997, and a $25.0 million standby letter of credit facility, of which $11.3 million was available at March 30, 1997, maintained qursuant to its worker's compensation and general liability self-insurance requirements. The Bank Credit Agreement expires on June 1, 1998.

         Working capital amounted to $74.4 million at March 30, 1997 and $63.5 million at September 29, 1996 and the Company's current ratios were 1.66:1, and 1.50:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

         The net cash used by operating activities for the twenty-six weeks ended March 30, 1997 amounted to $3.8 million and consisted of reductions in accounts payable net of decreases in inventories, and the deferred tax benefits arising from the October 1996 sale and leaseback transaction. As of September 29, 1996, the Company had increased its inventory and related accounts payable in anticipation of the implementation of the Company's 60th Anniversary Marketing Program in the first quarter of fiscal 1997. Accordingly, as of March 30, 1997, the Company's investment in inventories and related accounts payable are reflected at more traditional balances. The increase in the deferred tax benefit of $2.1 million was due primarily to the timing difference between tax and book requirements for recognizing the gain and resulting tax liability from the October 1996 sale and leaseback transaction.

         Net cash provided by investing activities for the twenty-six weeks ended March 30, 1997, amounted to $3.8 million compared to $9.9 million in fiscal 1996. The difference in net cash provided by investing activities between the comparable periods is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions and additional investment in Santee Dairies. Capital expenditures for the twenty-six week periods amounted to $7.2 million in 1997 compared to $8.7 million in 1996. During

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES (CONTD.)
         the twenty-six weeks ended March 30, 1997, the Company remodeled seven supermarkets. Capital expenditures for fiscal 1997 were financed from cash provided by the October 1996 sale and leaseback transaction. Capital expenditures for fiscal 1997 are estimated to be approximately $25.0 million and will include expenditures incurred to construct two new supermarkets which are estimated to open in early fiscal 1998.

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

         In November 1996 and for approximately $200,000, the Company increased its ownership in Santee to 50%. Santee provides the Company with a significant amount of the fluid milk products offered for sale in the Company's supermarkets. Additionally, during the first quarter of fiscal 1997, the Company acquired approximately $4.8 million worth of the Preferred Stock of Santee. Hughes Supermarkets, located in Irwindale, California, retained a 50% ownership in Santee and acquired a like amount of the Preferred Stock of Santee. Santee operates a fluid milk processing plant in Los Angeles, California and is constructing a new fluid milk and other fluid dairy products processing plant in the City of Industry, California. Mr. Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of Stater Bros. Markets also serves as Chairman of the Board and Chief Executive Officer of Santee. Santee will, for the foreseeable future, provide the Company's supermarkets with a supply of high quality fluid milk and other dairy products.

         Net cash used by financing activities amounted to $4.2 million and $871,000 for 1997 and 1996, respectively, and consisted of payments on the Company's capitalized lease obligations and the accretion or payment of dividends on the Company's 10.5% Series B Preferred Stock. Such preferred stock dividends are due quarterly and the requirement to make such dividend payments on the Company's preferred stock commenced in March 1996. At the request of the holder of the Series B Preferred Stock the Company will defer dividend payments on the Preferred Stock until approximately July 15, 1997. Accordingly, the Company has deferred dividend payments on the Series B Preferred Stock and as of March 30, 1997, dividends of $2.0 million have been accrued and remain unpaid. The Company has adequate cash on hand to pay such dividends.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES (CONTD.)
         The Company is subject to certain covenants associated with its 11% Senior Notes due 2001 and covenants included in the Bank Credit Agreement between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company. As of March 30, 1997, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

         The Company believes that cash flow from operations and proceeds from borrowings, including lease financings, and funds available under the short-term revolving credit facility will be adequate to meet the Company's currently identifiable working capital requirements.

         THE BANK FACILITIES
         Stater Bros. Markets, the Company's operating subsidiary, and Bank of America National Trust and Savings Association (the "Bank") entered into a Credit Agreement in March 1994, as amended and effective June 1, 1996, whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $15.0 million, all of which was available at March 30, 1997 and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $25.0 million (collectively, the "Bank Facilities"). As of March 30, 1997, approximately $11.3 million of the LC Facility was available to the Company. The Bank Credit Agreement expires on June 1, 1998.

         The Bank Facilities also contain certain financial and other covenants applicable to Stater Bros. Markets, including without limitation, requirements to (i) maintain a minimum current ratio of at least 1.20:1; (ii) maintain minimum tangible net worth plus debt subordinated to the Bank (as defined) of at least $145.0 million, (iii) maintain a ratio of total liabilities to tangible net worth plus debt subordinated to the Bank of not in excess of 1.30:1; (iv) maintain a minimum fixed charge coverage ratio (as defined) of at least 1.10:1 for each consecutive four fiscal quarters beginning with the four fiscal quarters ending on Stater Bros. Markets' 1996 fiscal year end; (v) limit the sale of assets; (vi) prohibit additional indebtedness except for normal trade credit and indebtedness secured only by real property constructed or acquired within the prior twelve months; (vii) prohibit additional liens except for liens for indebtedness secured by real property pursuant to clause (v); (viii) prohibit the acquisition of other business entities; (ix) restrict the payment of dividends (as discussed below); (x) prohibit changes of ownership; (xi) prohibit the liquidation, consolidation or merger of the business; and (xii) repay all advances outstanding under the Operating Facility and not draw any new advances for at least 5 calendar days each month.

         As of March 30, 1997, for purposes of the Bank Facilities, Stater Bros. Markets was in compliance with all restrictive covenants and had (i) a current ratio of 1.76:1, (ii) tangible net worth and debt subordinated to the Bank of $199.7 million; (iii) a ratio of total liabilities to tangible net worth and debt subordinated to the Bank of 0.63:1 and (iv) a fixed charge coverage ratio (as defined in the Bank Facilities) of 1.48:1. If for any reason Stater Bros.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES (CONTD.)
           THE BANK FACILITIES (CONTD.)
         Markets is unable to comply with the terms of the Bank Facilities, including the covenants contained therein, such noncompliance would result in an event of default under the Bank Facilities, and could result in acceleration of the payment of indebtedness then outstanding under Bank Facilities or, in certain situations, the prohibition of payments of dividends or advances to the Company. In addition, no amendment, waiver or supplement may be made to the Indenture without the prior written consent of the Bank if such amendment, waiver or supplement adversely affects the rights of the Bank as lender to Stater Bros. Markets. The financial and operational covenants contained in the Bank Facilities significantly limit Stater Bros. Markets' ability to pay dividends and make loans or advances to the Company, the primary source of anticipated cash for the Company, and could limit the Company's ability to respond to changing business and economic conditions, and to finance future operations or capital needs including the Company's ability to achieve its plans to remodel and expand existing supermarkets and open new supermarkets.

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

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
         Certain statements contained in this report are forward looking statements. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied. Potential uncertainties and risks include, but are not limited to, changes in the economic environment in the Company's market areas and changes in the competitive environment. Due to risks and uncertainties, actual results may differ from any future performance discussed in the Company's filings with the Securities and Exchange Commission.



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending routine legal actions and claims will not have a material adverse effect on the Company's consolidated financial position.

         For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Consolidated Financial Statements section of the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

ITEM 2.  CHANGES IN SECURITIES

         At the request of the holder of the 10.5% Cumulative Series B Preferred Stock the Company will defer dividend payments on the Preferred Stock until approximately July 15, 1997. Accordingly, the Company has deferred dividend payments on the Series B Preferred Stock and as of March 30, 1997, $2.0 million of dividends on the 10.5% Cumulative Series B Preferred Stock have been accrued and remain unpaid.

                           STATER BROS. HOLDINGS INC.
                                 MARCH 30, 1997

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibits are as follows:

                  EXHIBIT NO.          DESCRIPTION

                    11                 Calculation of Earnings Per Common Share

                    27                 Financial Data Schedule

                  -------------------------------------------------------------
                  Copies of Exhibits listed herein can be obtained by writing and requesting such Exhibits from: Corporate Secretary, P. O. Box 150, Colton, California 92324.

        (b)      Reports on Form 8-K

                 None

                           STATER BROS. HOLDINGS INC.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Date:  May 12, 1997                 /s/      Jack H. Brown
                                             ----------------------
                                             Jack H. Brown
                                             Chairman of the Board, President,
                                             and Chief Executive Officer



          Date:  May 12, 1997                /s/      Dennis N. Beal
                                             -----------------------
                                             Dennis N. Beal
                                             Vice President, Finance and
                                             Chief Financial Officer
                                             (Chief Accounting Officer)