Form 10-Q
period 1997-06-29
STATER BROS HOLDINGS INC
filed 1997-08-13
CIK 882829

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ----
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 29, 1997

                                       OR

    ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the transition from ____ to ____

                        Commission file number 001-13222
                                               ---------

                           STATER BROS. HOLDINGS INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                    33-0350671
            --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



          21700 Barton Road
          Colton, California                             92324
          ------------------                             -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (909) 783-5000
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

As of July 25, 1997, there were issued and outstanding 50,000 shares of the registrant's Class A Common Stock

================================================================================

                           STATER BROS. HOLDINGS INC.
                                  JUNE 29, 1997

                                      INDEX

PART I    FINANCIAL INFORMATION (UNAUDITED)                                 PAGE
                                                                            ----
ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 29, 1996
          AND JUNE 29, 1997                                                  3

          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 39 WEEKS
          ENDED JUNE 23, 1996 AND JUNE 29, 1997                              5

          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13 WEEKS
          ENDED JUNE 23, 1996 AND JUNE 29, 1997                              6

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
          39 WEEKS ENDED JUNE 23, 1996 AND JUNE 29, 1997                     7

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)             8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                               11


PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS                                                 21

ITEM 2.   CHANGES IN SECURITIES                                             21

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   22

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               22

ITEM 5.   OTHER INFORMATION                                                 22

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  22


SIGNATURES                                                                  24

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           STATER BROS. HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                        SEPT. 29,     JUNE 29,
                                                          1996         1997
                                                        --------     --------
Current Assets
   Cash and cash equivalents.........................   $ 45,279     $ 39,830
   Receivables.......................................     19,009       19,410
   Inventories.......................................    117,372      115,739
   Prepaid expenses..................................      3,357        5,000
   Deferred income taxes.............................      4,710        4,710
   Properties held for sale..........................      1,787        1,348
                                                        --------     --------

Total current assets.................................    191,514      186,037

Investment in unconsolidated affiliate...............      7,626       11,503

Property and equipment
   Land..............................................     18,688       16,418
   Buildings and improvements........................     89,856       84,009
   Store fixtures and equipment......................     78,570       84,678
   Property subject to capital leases................     14,368       14,368
                                                        --------     --------
                                                         201,482      199,473

   Less accumulated depreciation and amortization....     87,267       93,452
                                                        --------     --------
                                                         114,215      106,021


Deferred income taxes................................      5,295        7,381
Deferred debt issuance cost, net.....................      5,221        4,335
Lease guarantee escrow...............................      6,701        7,970
Other assets.........................................      7,722        7,196
                                                        --------     --------

Total assets.........................................   $338,294     $330,443
                                                        ========     ========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                      (In thousands, except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          SEPT. 29,    JUNE 29,
                                                            1996         1997
                                                          --------     --------
Current Liabilities
   Accounts payable....................................   $ 79,271     $ 63,140
   Accrued payroll and related expenses................     23,981       23,597
   Other accrued liabilities...........................     23,607       25,359
   Current portion of capital lease obligations........      1,182        1,180
                                                          --------     --------

Total current liabilities..............................    128,041      113,276

Long-term debt.........................................    165,000      165,000
Capital lease obligations, less current portion........      6,917        6,042
Long-term portion of self-insurance reserves...........     10,332        9,475
Other long-term liabilities............................      2,526        3,992
10.5% Cumulative Series B Preferred Stock:
   (stated value $100 per share)
      Authorized shares - 693,650
      Issued and outstanding shares - 693,650..........     69,365       69,365

Stockholders' equity
   Class A Common Stock, $.01 par value:
   Authorized shares - 100,000
   Issued and outstanding shares - 50,000..............          1            1
   Additional paid-in capital..........................     12,715       12,715
   Retained deficit....................................    (41,953)     (34,773)
   Less option to acquire stock........................    (14,650)     (14,650)
                                                          --------     --------

Total stockholders' equity.............................    (43,887)     (36,707)
                                                          --------     --------

Total liabilities and stockholders' equity.............   $338,294     $330,443
                                                          ========     ========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)


                                                             39 Weeks Ended
                                                         ----------------------
                                                          June 23,    June 29,
                                                            1996         1997
                                                         ----------  ----------

Sales..................................................  $1,244,312  $1,292,267
                                                         ----------  ----------
Cost of goods sold.....................................     959,246     997,032
                                                         ----------  ----------
Gross profit...........................................     285,066     295,235

Operating expenses
   Selling, general and administrative expenses........     239,252     248,683
   Depreciation and amortization.......................       9,220       9,858
   Consulting fees.....................................       1,125       1,125
                                                         ----------  ----------
Total operating expenses...............................     249,597     259,666
                                                         ----------  ----------

Operating profit.......................................      35,469      35,569

Interest income........................................       1,309       1,733
Interest expense.......................................     (14,943)    (14,871)
Equity in earnings (loss) from unconsolidated affiliate        (935)     (1,123)
Other income (loss) - net..............................        (187)         96
                                                         ----------  ----------

Income before income taxes.............................      20,713      21,404
Income taxes...........................................       8,390       8,777
                                                         ----------  ----------

Net income.............................................  $   12,323  $   12,627

Less preferred dividends...............................       2,155       5,448
                                                         ----------  ----------

Earnings available to common shareholders..............  $   10,168  $    7,179
                                                         ==========  ==========

Earnings per common share..............................  $   126.75  $   143.58
                                                         ==========  ==========

Average common shares outstanding......................      80,220      50,000
                                                         ==========  ==========

Shares outstanding at end of period....................      50,000      50,000
                                                         ==========  ==========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)


                                                              13 Weeks Ended
                                                           --------------------
                                                           June 23,     June 29,
                                                             1996        1997
                                                           --------    --------
Sales..................................................    $429,349    $427,445
Cost of goods sold.....................................     330,092     330,731
                                                           --------    --------
Gross profit...........................................      99,257      96,714

Operating expenses
   Selling, general and administrative expenses........      83,636      81,531
   Depreciation and amortization.......................       3,058       3,297
   Consulting fees.....................................         375         375
                                                           --------    --------
Total operating expenses...............................      87,069      85,203
                                                           --------    --------

Operating profit.......................................      12,188      11,511

Interest income........................................         602         738
Interest expense.......................................      (5,019)     (4,892)
Equity in earnings (loss) from unconsolidated affiliate        (387)       (544)
Other income (loss) - net..............................         (11)         99
                                                           --------    --------

Income before income taxes.............................       7,373       6,912
Income taxes...........................................       2,988       2,834
                                                           --------    --------

Net income.............................................    $  4,385    $  4,078

Less preferred dividends...............................       1,816       1,816
                                                           --------    --------

Earnings available to common shareholders..............    $  2,569    $  2,262
                                                           ========    ========

Earnings per common share..............................    $  51.38    $  45.24
                                                           ========    ========

Average common shares outstanding......................      50,000      50,000
                                                           ========    ========

Shares outstanding at end of period....................      50,000      50,000
                                                           ========    ========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            39 Weeks Ended
                                                        -----------------------
                                                         June 23,      June 29,
                                                           1996         1997
                                                        ---------     ---------
OPERATING ACTIVITIES:
Net income .........................................    $  12,323     $  12,627
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization ...................        9,220         9,858
   Provision for deferred income taxes .............            2        (2,086)
   (Gain) loss on disposals of assets ..............          187           (96)
   Net undistributed loss in investment in
     unconsolidated affiliate ......................          935         1,123
   Changes in operating assets and liabilities:
    (Increase) decrease in receivables .............       (2,584)         (401)
    (Increase) decrease in inventories .............       (1,642)        1,633
    (Increase) decrease in prepaid expenses ........         (581)       (1,643)
    (Increase) decrease in other assets ............        1,167          (741)
    Increase (decrease) in accounts payable ........       (4,949)      (16,131)
    Increase (decrease) in accrued liabilities and
      long-term portion of self-insurance reserves .        7,463          (493)
                                                        ---------     ---------

Net cash (used by) provided by operating activities        21,541         3,650
                                                        ---------     ---------

INVESTING ACTIVITIES:
Investment in unconsolidated affiliate .............           --        (5,000)
Purchase of property and equipment .................      (13,658)      (14,329)
Proceeds from sale of property and equipment and
 properties held for sale ..........................       18,629        16,552
                                                        ---------     ---------

Net cash (used by) provided by investing activities         4,971        (2,777)
                                                        ---------     ---------

FINANCING ACTIVITIES:
Dividends paid or accrued on preferred stock .......       (2,155)       (5,447)
Redemption of common stock .........................      (69,365)           --
Issuance of preferred stock ........................       69,365            --
Principal payments on capital lease obligations ....         (806)         (875)
                                                        ---------     ---------

Net cash (used by) financing activities ............       (2,961)       (6,322)
                                                        ---------     ---------

Net increase (decrease) in cash and cash equivalents       23,551        (5,449)
Cash and cash equivalents at beginning of period ...       26,308        45,279
                                                        ---------     ---------

Cash and cash equivalents at end of period .........    $  49,859     $  39,830
                                                        =========     =========

Interest paid ......................................    $   9,938     $   9,629
Income taxes paid ..................................    $   7,175     $   4,275


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  JUNE 29, 1997

NOTE 1 - BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of September 29, 1996 and June 29, 1997 and the results of its operations and cash flows for the thirty-nine weeks ended June 23, 1996 and June 29, 1997. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the thirty-nine weeks ended June 29, 1997 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INCOME TAXES

        The provision for income taxes for the thirty-nine weeks ended June 23, 1996 and June 29, 1997 consists of the following:

                                              39 Weeks Ended
                                      -------------------------------
                                      June 23, 1996     June 29, 1997
                                      -------------     -------------
                                              (In thousands)

      Federal Income Taxes              $  7,198           $  6,785
      State Income Taxes                   1,192              1,992
                                        --------           --------
                                        $  8,390           $  8,777
                                        ========           ========

NOTE 3 - CONVERSION OF COMMON STOCK

        Effective March 8, 1996, the Company converted the Company's 50,000 shares of Common Stock held by Craig Corporation ("Craig") into 693,650 shares of the Company's Series B Preferred Stock. The Series B Preferred Stock is redeemable by the Company in whole but not in part for $69.4 million plus accrued and unpaid dividends. On July 24, 1997, the Company gave notice of exercise of option to redeem all outstanding shares of the Company's Series B Preferred Stock for approximately $74.0 million, including accrued and unpaid dividends.

NOTE 4 - UNCONSOLIDATED AFFILIATE

        Prior to November 1996, and since 1986, Stater Bros. Markets, a wholly owned subsidiary of the Company, owned 49.6% of Santee Dairies, Inc., ("Santee") an operator of a fluid milk processing plant located in Los Angeles, California. In November 1996 and for approximately $200,000, Stater Bros. Markets increased its ownership in Santee to 50%, but is not the controlling shareholder. Additionally, during the quarter ended December 29, 1996, Stater Bros. Markets acquired Preferred Stock issued by Santee for an aggregate amount of $4.8 million. Subsequently, Stater Bros. Markets exchanged the Preferred Stock of Santee Dairies, Inc. for Common Stock of Santee Dairies, Inc. It is not anticipated that Santee will issue dividends on its Common Stock in the foreseeable future. Santee is not a significant subsidiary of Stater Bros. Markets or the Company, and accordingly the Company accounts for its investment in Santee Dairies Inc. using the equity method of accounting. The Company recognized undistributed losses from its investment in Santee Dairies, Inc. of $544,000 and $387,000 for the thirteen weeks ended

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  JUNE 29, 1997

NOTE 4 - UNCONSOLIDATED AFFILIATE (CONTD.)

June 29, 1997 and June 23, 1996, respectively. For the thirty-nine weeks year to date, the Company recognized losses of $1,123,000 and $935,000 for 1997 and 1996, respectively.

        On July 30, 1997, the Company exchanged its Common Stock in Santee Dairies, Inc. for a 50% ownership in Santee LLC, at which time Santee Dairies, Inc. became a wholly owned subsidiary of Santee LLC.

NOTE 5 - CONSULTING AGREEMENT AND COVENANT NOT TO COMPETE

        Pursuant to the Consulting Agreement dated as of September 3, 1993 (the "Consulting Agreement"), effective and commencing March 8, 1994, Craig agreed to render consulting services to the Company for a five-year period. In consideration for such consulting services, the Company agreed to pay Craig $1.5 million per year, payable quarterly during the term of the Consulting Agreement. On July 31, 1997, the Company gave notice to terminate its obligations under the Consulting Agreement. Additionally, in accordance with the terms of the Consulting Agreement, Craig has agreed not to engage in any business that competes with the Company in any of the five counties in which the Company operates until the end of the five-year period of the Consulting Agreement. The Company paid Craig $5.0 million on March 8, 1994 which is amortized to earnings over the five-year term of the covenant not to compete included in the Consulting Agreement.

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


NOTE 9 - SUBSEQUENT EVENTS

        In July 1997, the Company solicited and obtained the requisite consents from the majority of the noteholders of the Company's 11% Senior Notes due 2001 which permitted the Company to amend the Indenture which governs its 11% Senior Notes due 2001 as follows:

        1) permit the Company to issue and sell up to $100 million aggregate principal amount of its 9% Senior Subordinated Notes due 2004, and to use a portion of the net proceeds from the issuance of such notes to redeem all issued and outstanding shares of the Company's Series B Preferred Stock, held by Reading Australia PTY Limited ("Reading"),

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  JUNE 29, 1997

NOTE 9 - SUBSEQUENT EVENTS (CONTD.)

        2) designate Santee LLC and Santee Dairies, Inc., to the extent such entities ever become Subsidiaries of the Company, as Unrestricted Subsidiaries (as defined) which would not be subject to certain significant covenants of the 11% Senior Note Indenture,

        3) permit the Company to make certain additional investments in Santee LLC (including investments funded by La Cadena Investments, a California general partnership which owns all of the issued and outstanding Common Stock of the Company),

        4) permit the Company to repay under limited circumstances investments made by La Cadena in the Company to enable it to increase its ownership interest in Santee LLC, and

        5)      make certain other amendments to the 11% Senior Note Indenture.

        On July 24, 1997, the Company completed an offering for $100 million of 9% Senior Subordinated Notes due 2004 under Rule 144a of the Securities Act. Proceeds from the offering were used or will be used to pay for consent solicitation fees of approximately $5.0 million, fees and expenses related to the offering of approximately $4.0 million, pay a financial advisory fee to La Cadena of $2.0 million and to pay approximately $74.0 million to redeem all of the outstanding shares of the Company's Series B Preferred Stock including accrued and unpaid dividends.

        On July 24, 1997, concurrently with the sale of the 9% Senior Subordinated Notes due 2004, the Company gave notice of exercise of option to redeem all outstanding shares of the Company's Series B Preferred Stock to Reading Australia PTY Limited ("Reading") a majority owned indirect subsidiary of Craig Corporation ("Craig"). On August 4, 1997, the Company deposited approximately $74.0 million into an Escrow Account for the benefit of Reading Australia PTY Limited, the amounts required to redeem the Series B Preferred Stock and to pay accrued and unpaid dividends up to and including August 4, 1997.

        On July 31, 1997, the Company gave notice to terminate a five-year consulting agreement with Craig that was entered into in connection with the 1994 Recapitalization. Annual fees payable to Craig under the Consulting Agreement were $1.5 million per year.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I - FINANCIAL INFORMATION (CONTD.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RECAPITALIZATION TRANSACTION

        In March 1994, the Company completed a Recapitalization Transaction (the "Recapitalization") which transferred effective voting control of the Company to La Cadena Investments ("La Cadena"), reclassified the Company's outstanding equity, provided for certain cash payments and distributions to Craig Corporation, previously a shareholder of the Company, and provided the Company with an option to acquire Craig's remaining equity in the Company. The Recapitalization was funded through an offering of $165.0 million of 11% Senior Notes due 2001 which are listed and trade on the American Stock Exchange.

        Effective March 8, 1996, pursuant to options available to the Company included in an Option Agreement entered into in March 1994, as part of the Recapitalization between the Company and Craig, the Company exercised its right to convert all of the Common Stock held by Craig Corporation into 693,650 shares of 10.5% Series B Preferred Stock. The redemption value of the Series B Preferred Stock is $100 per share for an aggregate value of $69,365,000. Dividends on the Series B Preferred Stock are due quarterly in arrears. On July 24, 1997, the Company gave notice of exercise of option to redeem all outstanding shares of the Company's Series B Preferred Stock to Reading Australia PTY Limited, a majority owned indirect subsidiary of Craig.

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

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

        The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and thirty-nine weeks ended June 23, 1996 and June 29, 1997.

                                            Thirteen Weeks        Thirty-Nine Weeks
                                           -----------------    -------------------
                                            1996       1997      1996         1997
                                           ------     ------    ------       ------
        Sales                              100.00%    100.00%   100.00%      100.00%
        Gross profit                        23.12      22.63     22.91        22.85
        Operating Expenses:
          Selling, general and
           administrative expense           19.48      19.07     19.23        19.24
          Depreciation and amortization       .71        .77       .74          .76
          Consulting fees                     .09        .09       .09          .09
        Operating profits                    2.84       2.70      2.85         2.76
        Interest Income                       .14        .17       .11          .13
        Interest expense                    (1.17)     (1.14)    (1.20)       (1.15)
        Equity in (loss) from
          unconsolidated affiliate           (.09)      (.13)     (.08)        (.09)
        Other income (loss)-net                --        .02      (.02)         .01
        Earnings before income taxes         1.72%      1.62%     1.66%        1.66%

        Total sales for the thirteen weeks ended June 29, 1997 decreased .4% and amounted to $427.4 million compared to $429.3 million for the like period in 1996. Total sales for the thirty-nine weeks year to date ended June 29, 1997 increased 3.9% and amounted to $1,292.3 million compared to $1,244.3 million for the same period in 1996. Like store sales decreased .4% for the quarter and increased 3.9% for the year to date period. The Company operated 110 supermarkets at June 29, 1997 and at June 23, 1996. The increase in sales in the thirty-nine weeks of 1997 compared to the like period of 1996 is due to many factors, including the favorable customer response to the Company's 60th Anniversary Marketing Program and slight improvements in the Southern California economy. Sales also increased as a result of favorable customer response to the Company's 1996 merchandising expansion and upgrading program which included expanded product offerings in the deli, bakery, frozen foods and dairy departments and the continuing introduction of fresh cut flowers and prepackaged vegetables into the Company's supermarkets and a decrease in competitive activity. Although comparisons of sales between the third quarters of 1997 and 1996 are difficult, the slight decrease in sales in the thirteen-week third quarter of fiscal 1997 can be attributed to several items including the timing of the Easter holiday and last year's departure of a competitor from the Southern California market place. Sales from the Easter holiday were reported in the third quarter of last year (the quarter ended June 23, 1996) and were reported in the second quarter of this year (the quarter ended March 30, 1997). Additionally, in the Company's second quarter of fiscal 1996, Smiths Food & Drug ("Smith's") announced the termination of its Southern California operations and began closing all of its supermarkets located in Southern California. Approximately 15 Smith's competed with the Company, of which five stores remain closed as of

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS (CONTD.)

        August 1, 1997 and of the remaining ten stores that were closed and subsequently reopened by competitors, three stores reopened late in the Company's 1996 second quarter, two stores reopened in the 1996 third quarter and one store reopened in the Company's fourth quarter of fiscal 1996. Management believes it has been successful in attracting and retaining many of the previous Smith's customers to its supermarkets.

        Management believes that like store sales increased approximately 1.0% in the third quarter of 1997, after adjusting for the Easter holiday and the increase in sales in 1996 as a result of the departure of Smith's.

        Gross profits for the thirteen weeks ended June 29, 1997, amounted to $96.7 million or 22.63% of sales compared to $99.3 million or 23.12% of sales in the same period of the prior year. For the thirty-nine week year to date period, gross profits increased to $295.2 million or 22.85% of sales compared to $285.1 million or 22.91% of sales in the prior year. The decrease in gross profits, as a percent of sales, for the third quarter and year-to-date periods reflects the Company's commitment to retain its existing customer base and to attract new customers as the Southern California economy continues to improve and experiences increases in population in the Company's primary trading areas, through its marketing strategy of Every Day Low Prices.

        Operating expenses include selling, general and administrative expenses, depreciation and amortization expenses and consulting fees. For the thirteen weeks ended June 29, 1997, selling, general and administrative expenses amounted to $81.5 million or 19.07% of sales compared to $83.6 million or 19.48% of sales for the like period of the prior year. For the year to date period, selling, general and administrative expenses amounted to $248.7 million or 19.24% of sales compared to $239.3 million or 19.23% of sales for the like period of the prior year. The increase in selling, general and administrative expenses in 1997 when compared to 1996 is due to the incremental costs and expenses incurred to operate at the higher level of sales, the increase in net rent expenses from the sale and leaseback of five supermarkets in January 1996 and an additional four supermarkets in October 1996, and the suspension of employer contributions to an over-funded collective bargaining benefits trust in the first and second quarters of fiscal 1996.

        Selling, general and administrative expenses in fiscal 1997 include increases in rent expenses, net of reductions in depreciation expenses, from the sale and leaseback of five supermarkets in January 1996 and an additional four supermarkets in October 1996 of approximately $320,000 in the third quarter of fiscal 1997 and approximately $1.2 million in the year to date period of fiscal 1997. Selling, general and administrative expenses for the thirty-nine weeks ended June 23, 1996 reflect reductions in expenses for employer contributions to a collective bargaining benefits trust of $3.8 million year to date. Such collective bargaining health care benefits trust was overfunded and employer monthly contributions to the trust were suspended for the months of December 1995 and January 1996.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS (CONTD.)

        Depreciation and amortization expenses amounted to $3.3 million and $9.9 million for the third quarter and year to date periods ended June 29, 1997, respectively. Depreciation and amortization expense amounted to $3.1 million and $9.2 million for the quarter and year to date periods of the prior year. Depreciation and amortization includes amortization of a prepaid five-year covenant not to compete between the Company and Craig which became effective as of March 8, 1994.

        In conjunction with the March 1994 Recapitalization Transaction, the Company entered into a five-year consulting and covenant not to compete agreement (the "Consulting Agreement") with Craig Corporation. The Consulting Agreement provided for a prepayment of $5.0 million, which is amortized to expense over the five-year term of the covenant not to compete. Amortization of the prepaid covenant not to compete amounted to $250,000 and $750,000, respectively, for the thirteen and thirty-nine weeks ended June 29, 1997 and June 23, 1996 and is included in depreciation and amortization expense.

        The Consulting Agreement also provided for annual consulting payments of $1.5 million, paid quarterly in arrears. Consulting fees paid or accrued to the benefit of Craig amounted to $375,000 for the thirteen weeks and $1,125,000, for the thirty-nine weeks ended June 29, 1997 and June 23, 1996, respectively. On July 31, 1997, the Company gave notice to terminate the five-year Consulting Agreement with Craig.

        Operating profits for the third quarter of 1997 amounted to $11.5 million or 2.70% of sales, compared to $12.2 million or 2.84% of sales in the third quarter of 1996. Operating profits for the thirty-nine weeks year to date ended June 29, 1997, amounted to $35.6 million or 2.76% of sales, compared to $35.5 million or 2.85% of sales for the like period in 1996.

        Interest expense amounted to $4.9 million for the third quarter of 1997 and $5.0 million for the like period of 1996. For the year to date periods of 1997 and 1996, interest expense amounted to $14.9 million. Interest expense in the third quarter and year to date periods of 1997 and 1996, includes amortization of $295,000 and $885,000, respectively, from fees and expenses incurred to acquire debt.

        Income before income taxes amounted to $6.9 million and $7.4 million for the third quarters of 1997 and 1996, respectively, and amounted to $21.4 million and $20.7 million for the year to date periods of 1997 and 1996, respectively.

        Net income for the third quarters of 1997 and 1996 amounted to $4.1 million or .95% of sales and $4.4 million or 1.02% of sales, respectively, and for the year to date periods for 1997 and 1996, amounted to $12.6 million or .98% of sales and $12.3 million or .99% of sales, respectively.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company's short-term Bank Credit Agreement is between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company, and consists of revolving credit facilities for working capital purposes of $15.0 million, all of which was available at June 29, 1997, and a $25.0 million standby letter of credit facility, of which $15.5 million was available at June 29, 1997, maintained pursuant to its worker's compensation and general liability self-insurance requirements. The Bank Credit Agreement expires on June 1, 1998. The Company intends to renew or replace its Bank Credit Agreement with a three-year facility with terms and conditions comparable, or better than the existing Bank Credit Agreement.

        Working capital amounted to $72.8 million at June 29, 1997 and $63.5 million at September 29, 1996 and the Company's current ratios were 1.64:1, and 1.50:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

        The net cash provided by operating activities for the thirty-nine weeks ended June 29, 1997 amounted to $3.7 million and consisted of reductions in accounts payable and the deferred tax benefits arising from the October 1996 sale and leaseback transaction. As of September 29, 1996, the Company had increased its inventory and related accounts payable in anticipation of the implementation of the Company's 60th Anniversary Marketing Program in the first quarter of fiscal 1997. Accordingly, as of June 29, 1997, the Company's investment in inventories and related accounts payable were reflected at more traditional balances. The increase in the deferred tax benefit of $2.1 million was due primarily to the timing difference between tax and book requirements for gain recognition and the resulting tax liability from the October 1996 sale and leaseback transaction.

        Net cash used by investing activities for the thirty-nine weeks ended June 29, 1997, amounted to $2.8 million compared to $5.0 million provided by investing activities in fiscal 1996. The difference between the comparable periods is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions and additional investment in Santee Dairies. Capital expenditures for the thirty-nine week periods amounted to $14.3 million in 1997 compared to $13.7 million in 1996. During the thirty-nine weeks ended June 29, 1997, the Company remodeled nine supermarkets. Capital expenditures for fiscal 1997 were financed from cash provided by the October 1996 sale and leaseback transaction. Capital expenditures for fiscal 1997 are estimated to be approximately $25.0 million and will include expenditures incurred to construct two new supermarkets which are estimated to open in early fiscal 1998.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

        In October 1996, the Company completed a sale and leaseback transaction with an unrelated third party for four of the Company's supermarkets. The net proceeds from the sale of the four supermarkets amounted to approximately $16.0 million, which approximated fair market value. The Company entered into leases for the four supermarkets with initial terms of 20 years and with options available to the Company which extend the lease terms up to an additional 20 years. The Company believes the rents due under the leases approximate fair market rents. The gains from the sale of the supermarkets were approximately $2.5 million and will be deferred and amortized into income over the initial term of the leases. As a result of the additional rent expenses, net of reductions in depreciation expense, due on the four supermarkets, operating expenses for the 52-week 1997 fiscal year will increase by approximately $1.1 million.

        In November 1996 and for approximately $200,000, the Company increased its ownership in Santee to 50%. Santee provides the Company with a significant amount of the fluid milk products offered for sale in the Company's supermarkets. Additionally, during the first quarter of fiscal 1997, the Company acquired approximately $4.8 million worth of the Preferred Stock of Santee. Hughes Family Markets ("Hughes"), located in Irwindale, California, retained a 50% ownership in Santee and acquired a like amount of the Preferred Stock of Santee. Both the Company and Hughes subsequently exchanged the Santee Preferred Stock for Common Stock of Santee Dairies, Inc. Santee operates a fluid milk processing plant in Los Angeles, California and is constructing a new fluid milk and other fluid dairy products processing plant in the City of Industry, California. Mr. Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of Stater Bros. Markets also serves as Chairman of the Board and Chief Executive Officer of Santee. Santee will, for the foreseeable future, provide the Company's supermarkets with a supply of high quality fluid milk and other dairy products.

        Net cash used by financing activities amounted to $6.3 million and $3.0 million for 1997 and 1996, respectively, and consisted of payments on the Company's capitalized lease obligations and the accretion or payment of dividends on the Company's 10.5% Series B Preferred Stock. Such preferred stock dividends are due quarterly and the requirement to make such dividend payments on the Company's preferred stock commenced in March 1996. At the request of the holder of the Series B Preferred Stock the Company deferred dividend payments on the Preferred Stock until approximately August 4, 1997. Accordingly, as of June 29, 1997, dividends of $3.8 million have been accrued and remain unpaid. On July 24, 1997, the Company gave notice of exercise of option to redeem all outstanding shares of the Company's Series B Preferred Stock to Reading Australia PTY Limited, a majority owned indirect subsidiary of Craig.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

        The Company is subject to certain covenants associated with its 11% Senior Notes due 2001 and covenants included in the Bank Credit Agreement between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company. As of June 29, 1997, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

        The Company believes that cash flow from operations and proceeds from borrowings, including lease financings, and funds available under the short-term revolving credit facility will be adequate to meet the Company's currently identifiable working capital requirements.

        THE BANK FACILITIES

        Stater Bros. Markets, the Company's operating subsidiary, and Bank of America National Trust and Savings Association (the "Bank") entered into a Credit Agreement in March 1994, as amended and effective June 1, 1996, whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $15.0 million, all of which was available at June 29, 1997 and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $25.0 million (collectively, the "Bank Facilities"). As of June 29, 1997, approximately $15.5 million of the LC Facility was available to the Company. The Bank Credit Agreement expires on June 1, 1998. The Company intends to renew or replace its Bank Credit Agreement with a three-year facility with terms and conditions at least as favorable with the existing Bank Credit Agreement.

        The Bank Facilities also contain certain financial and other covenants applicable to Stater Bros. Markets, including without limitation, requirements to (i) maintain a minimum current ratio of at least 1.20:1;
        (ii) maintain minimum tangible net worth plus debt subordinated to the Bank (as defined) of at least $145.0 million, (iii) maintain a ratio of total liabilities to tangible net worth plus debt subordinated to the Bank of not in excess of 1.30:1; (iv) maintain a minimum fixed charge coverage ratio (as defined) of at least 1.10:1 for each consecutive four fiscal quarters beginning with the four fiscal quarters ending on Stater Bros. Markets' 1996 fiscal year end; (v) limit the sale of assets; (vi) prohibit additional indebtedness except for normal trade credit, permitted indebtedness and indebtedness secured only by real property constructed or acquired within the prior twelve months; (vii) prohibit additional liens except for liens for indebtedness secured by real property pursuant to clause (v); (viii) prohibit the acquisition of other business entities; (ix) restrict the payment of dividends (as discussed below); (x) prohibit changes of ownership; (xi) prohibit the liquidation, consolidation or merger of the business; and (xii) repay all advances outstanding under the Operating Facility and not draw any new advances for at least 5 calendar days each month.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE BANK FACILITIES (CONTD.)

        As of June 29, 1997, for purposes of the Bank Facilities, Stater Bros. Markets was in compliance with all restrictive covenants and had (i) a current ratio of 1.89:1, (ii) tangible net worth and debt subordinated to the Bank of $211.4 million; (iii) a ratio of total liabilities to tangible net worth and debt subordinated to the Bank of 0.55:1 and (iv) a fixed charge coverage ratio (as defined in the Bank Facilities) of 1.48:1. If for any reason Stater Bros. Markets is unable to comply with the terms of the Bank Facilities, including the covenants contained therein, such noncompliance would result in an event of default under the Bank Facilities, and could result in acceleration of the payment of indebtedness then outstanding under Bank Facilities or, in certain situations, the prohibition of payments of dividends or advances to the Company. In addition, no amendment, waiver or supplement may be made to the Indenture without the prior written consent of the Bank if such amendment, waiver or supplement adversely affects the rights of the Bank as lender to Stater Bros. Markets. The financial and operational covenants contained in the Bank Facilities significantly limit Stater Bros. Markets' ability to pay dividends and make loans or advances to the Company, the primary source of anticipated cash for the Company, and could limit the Company's ability to respond to changing business and economic conditions, and to finance future operations or capital needs including the Company's ability to achieve its plans to remodel and expand existing supermarkets and open new supermarkets.

        THE PREFERRED STOCK

        In March 1994, the Company acquired, for $14.7 million, an option available to the Company to convert the Company's 50,000 shares of Common Stock held by Craig Corporation into 693,650 shares of 10.5% Series B Preferred Stock on or before March 8, 1996. On March 8, 1996, the Company exercised its option to convert the Company's 50,000 shares of Common Stock held by Craig Corporation into 693,650 shares of the Company's Series B Preferred Stock. On July 24, 1997, the Company gave notice of exercise of option to redeem all outstanding shares of the Company's Series B Preferred Stock to Reading Australia PTY Limited, a majority owned indirect subsidiary of Craig.

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

        RECENT ACCOUNTING STANDARDS (CONTD.)

        Management believes that the adoption of SFAS 121 will not have a material adverse effect on the Company's financial position or its results of operations for fiscal 1997.

        SUBSEQUENT EVENTS

        Solicitation of Consents:

        In July 1997, the Company solicited and obtained the requisite consents from the majority of the noteholders of the Company's 11% Senior Notes due 2001 which permitted the Company to amend the Indenture which governs its 11% Senior Notes due 2001 as follows:

        1) permit the Company to issue and sell up to $100 million aggregate principal amount of its 9% Senior subordinated Notes due 2004, and to use a portion of the net proceeds from the issuance of the 9% Senior Subordinated Notes to redeem all outstanding shares of the Company's Series B Preferred Stock, held by Reading Australia PTY Limited ("Reading"),

        2) designate Santee LLC and Santee Dairies, Inc., to the extent such entities ever become Subsidiaries of the Company, as Unrestricted Subsidiaries (as defined) which would not be subject to certain significant covenants of the 11% Senior Note Indenture,

        3) permit the Company to make certain additional investments in Santee LLC (including investments funded by La Cadena),

        4) permit the Company to repay under limited circumstances investments made by La Cadena in the Company to enable it to increase its ownership interest in Santee LLC, and

        5)      make certain other amendments to the 11% Senior Note Indenture.

        Offering of $100 million of 9% Senior Subordinated Notes due 2004:

        On July 24, 1997, the Company completed an offering for $100 million of 9% Senior Subordinated Notes due 2004 under Rule 144a of the Securities Act. Proceeds from the offering were used or will be used to pay for consent solicitation fees of approximately $5.0 million, fees and expenses related to the offering of approximately $4.0 million, pay a financial advisory fee to La Cadena of $2.0 million and to pay approximately $74.0 million to redeem all of the outstanding shares of the Company's Series B Preferred Stock including accrued and unpaid dividends.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        SUBSEQUENT EVENTS (CONTD.)

        Redemption of Series B Preferred Stock:

        On July 24, 1997, the Company gave notice of exercise of Option to redeem all outstanding shares of the Company's Series B Preferred Stock to Reading Australia PTY Limited, a majority owned indirect subsidiary of Craig. On August 4, 1997, the Company deposited approximately $74.0 million into an Escrow Account for the benefit of Reading Australia PTY Limited, to redeem the Series B Preferred Stock and to pay accrued and unpaid dividends up to and including August 4, 1997.

        Termination of Consulting Agreement

        On July 31, 1997, the Company gave notice to terminate the five-year Consulting Agreement with Craig that was entered into in connection with the 1994 Recapitalization.

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

ITEM 2. CHANGES IN SECURITIES

        At the request of the holder of the 10.5% Cumulative Series B Preferred Stock the Company deferred dividend payments on the 10.5% Preferred Stock until approximately August 4, 1997. Accordingly, the Company had deferred making dividend payments of $3.8 million on the Series B Preferred Stock as of June 29, 1997.

        In July 1997, the Company solicited and obtained the requisite consents from the majority of the noteholders of the Company's 11% Senior Notes due 2001 which permitted the Company to amend the Indenture which governs its 11% Senior Notes due 2001 as follows:

        1) permit the Company to issue and sell up to $100 million aggregate principal amount of its 9% Senior subordinated Notes due 2004, and to use a portion of the net proceeds from the issuance of the 9% Senior Subordinated Notes to redeem all outstanding shares of the Company's Series B Preferred Stock, held by Reading Australia PTY Limited ("Reading"),

        2) designate Santee LLC and Santee Dairies, Inc., to the extent such entities ever become Subsidiaries of the Company, as Unrestricted Subsidiaries (as defined) which would not be subject to certain significant covenants of the 11% Senior Note Indenture,

        3) permit the Company to make certain additional investments in Santee LLC (including investments funded by La Cadena),

        4) permit the Company to repay under limited circumstances investments made by La Cadena in the Company to enable it to increase its ownership interest in Santee LLC, and

        5)      make certain other amendments to the 11% Senior Note Indenture.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. CHANGES IN SECURITIES (CONTD.)

        Offering of $100 million of 9% Senior Subordinated Notes due 2004:

        On July 24, 1997, the Company completed an offering for $100 million of 9% Senior Subordinated Notes due 2004 under Rule 144a of the Securities Act. Proceeds from the offering were used or will be used to pay for consent solicitation fees of approximately $5.0 million, fees and expenses related to the offering of approximately $4.0 million, pay a financial advisory fee to La Cadena of $2.0 million and to pay approximately $74.0 million to redeem all of the outstanding shares of the Company's Series B Preferred Stock including accrued and unpaid dividends

        Redemption of Series B Preferred Stock:

        On July 24, 1997, the Company gave notice of exercise of option to redeem all outstanding shares of the Company's Series B Preferred Stock to Reading Australia PTY Limited, a majority owned indirect subsidiary of Craig. On August 4, 1997, the Company deposited approximately $74.0 million into an Escrow Account for the benefit of Reading Australia PTY Limited, to redeem the Series B Preferred Stock and to pay accrued and unpaid dividends up to and including August 4, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibits are as follows:

                  EXHIBIT NO.                  DESCRIPTION
                  -----------                  -----------
                      4.1       First Supplemental Indenture, between the
                                Company and IBJ Schroder Bank & Trust Company,
                                as Trustee, for $165,000,000 11% Senior Notes
                                due 2001, dated as of July 22, 1997.

                           STATER BROS. HOLDINGS INC.
                                  JUNE 29, 1997

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (CONTD.)

        (a)  Exhibits

             Exhibits are as follows:

                  EXHIBIT NO.                     DESCRIPTION
                  -----------                     -----------
                      4.2       Indenture between the Company and First Trust of
                                New York, as Trustee, for $100,000,000 9% Senior
                                Subordinated Notes due 2004, dated as of July
                                24, 1997.

                      11        Calculation of Earnings Per Common Share

                      27        Financial Data Schedule

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

             Date:  August 11, 1997        /s/      Jack H. Brown
                                           -------------------------------------
                                           Jack H. Brown
                                           Chairman of the Board, President,
                                           and Chief Executive Officer


             Date:  August 11, 1997        /s/      Dennis N. Beal
                                           -------------------------------------
                                           Dennis N. Beal
                                           Vice President, Finance and
                                           Chief Financial Officer
                                           (Chief Accounting Officer)