Form 10-K405
period 1997-09-28
STATER BROS HOLDINGS INC
filed 1997-12-23
CIK 882829

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 28, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                      For the transition from ____ to ____

                        Commission file number 001-13222

                           STATER BROS. HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                  33-0350671
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

           21700 Barton Road
           Colton, California                                92324
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (909) 783-5000
                                                        --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. YES [X]   NO [ ]

        No voting stock of the registrant is held by non-affiliates of the registrant.

        Number of shares of the registrant's Common Stock, $.01 par value, outstanding as of December 10, 1997--Class A Common Stock - 50,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                           STATER BROS. HOLDINGS INC.
                                    FORM 10-K

                                TABLE OF CONTENTS


                                     PART I


                                                                                Page Number
                                                                                -----------
Item 1           Business..........................................................   3
Item 2           Properties........................................................   9
Item 3           Legal Proceedings.................................................  10
Item 4           Submission of Matters to a Vote of Security Holders...............  11



                                           PART II

Item 5           Market for the Registrant's Common Equity and
                       Related Stockholder Matters.................................  11
Item 6           Selected Financial Data...........................................  12
Item 7           Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.........................  14
Item 8           Financial Statements and Supplementary Data.......................  22
Item 9           Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure.........................  23



                                           PART III

Item 10          Directors and Executive Officers of the Registrant................  23
Item 11          Executive Compensation............................................  25
Item 12          Security Ownership of Certain Beneficial Owners
                       and Management..............................................  27
Item 13          Certain Relationships and Related Transactions....................  28



                                           PART IV

Item 14          Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K.........................................  31

                 Signatures........................................................  34

                                     PART I

ITEM 1.      BUSINESS


GENERAL

Stater Bros. Holdings Inc. was incorporated in Delaware in 1989 and together with its wholly-owned subsidiaries, Stater Bros. Markets and Stater Bros. Development, Inc., (collectively "Stater Bros." or the "Company") were founded in 1936 when the first Stater Bros. Market opened in Yucaipa, California. The Company is a leading supermarket chain in Southern California, operating 111 supermarkets in the Inland Empire Region of Southern California.

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

The Company utilizes a central warehouse and distribution facility which provides the Company's supermarkets with approximately 80% of the merchandise they offer for sale. The Company's warehouse and distribution facilities encompass approximately 1,017,000 square feet and include a 118,000 square foot modern produce facility that was constructed in 1989 as well as facilities for grocery, meat, frozen foods, health and beauty aids and bakery products.

OWNERSHIP OF THE COMPANY

In August 1997, La Cadena Investments ("La Cadena") became the sole shareholder of the Company and holds all of the shares of the Company's Class A Common Stock which are entitled to 1.1 votes per share. La Cadena Investments is a California General Partnership whose partners include Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company and other members of senior management of the Company. Jack H. Brown has a majority interest in La Cadena and is the managing general partner with the power to vote the shares of the Company held by La Cadena.

RECAPITALIZATION TRANSACTION

In March 1994, the Company completed a Recapitalization Transaction (the "Recapitalization") which transferred effective voting control of the Company to La Cadena, reclassified the Company's outstanding equity, provided for certain cash payments and distributions to Craig Corporation ("Craig"), previously a common shareholder of the Company, and provided the Company with an option to acquire Craig's remaining equity in Stater Bros. Holdings Inc. The Recapitalization Transaction was funded through an offering of $165.0 million of 11% Senior Notes due 2001 (the "11% Notes") under Rule 144A of the Securities Act of 1933, as amended. Proceeds from the 1994 Notes were used to (a) repay $75.5 million of 9.8% Senior Notes, together with prepayment premiums of $13.9 million, (b) repay outstanding bank loans and mortgages of approximately $12.0 million, (c) repay an outstanding capital expenditure revolving credit facility of $9.0 million, (d) fund a $5.0 million five-year consulting agreement and covenant not to compete with Craig, (e) fund a payment of $14.6 million to purchase an option to acquire Craig's remaining interest in the Company, (f) pay $20.0 million in dividends on the Company's Common Stock (held by Craig) and (g) pay fees and expenses associated with the Recapitalization. The 11% Notes are listed and trade on the American Stock Exchange.

ITEM 1.      BUSINESS (CONTD.)


CONVERSION AND REDEMPTION OF SERIES B PREFERRED STOCK

Effective March 8, 1996, pursuant to options available to the Company, the Company exercised its right to convert all of its outstanding shares of Common Stock (previously held by Craig) into 693,650 shares of its Series B Preferred Stock. The Series B Preferred Stock had a redemption value of approximately $69.4 million and currently paid dividends at the rate of 10.5% per annum. In August 1997, the Company redeemed all of the outstanding shares of its Series B Preferred Stock for $69.4 million plus accrued and unpaid dividends.

In July 1997, the Company issued $100 million of 9% Senior Subordinated Notes due 2004 (the "9% Notes") under Rule 144A of the Securities Act of 1933. Proceeds from the issuance of the 9% Notes were used as follows (a) $69.4 million to redeem the Series B Preferred Stock, (b) $4.6 million to pay accrued dividends due from the Series B Preferred Stock, (c) $4.9 million to obtain consents from the holders of the Company's 11% Senior Notes due 2001 to permit the issue of the 9% Notes, (d) $2.0 million to La Cadena for financial advise relating to the transaction, (e) $3.4 million for fees and expenses of the transaction. The remaining proceeds from the issuance of the 9% Notes were used for general corporate purposes, including capital expenditures. The 9% Notes will trade on the American Stock Exchange.

BUSINESS STRATEGY

STORE PROFILE AND LOCATIONS

The Company's existing supermarkets have well-established locations and low overhead expenses, including fixed rent payments in most supermarkets. In addition, the Company believes that its existing supermarkets are well-maintained and generally require capital expenditures only for customary maintenance. An average Stater Bros. supermarket is approximately 28,800 square feet, while newly constructed Stater Bros. supermarkets range from approximately 35,300 to 43,200 square feet. Stater Bros. supermarkets typically utilize approximately 72% of total square feet for retail selling space. The Company operates its supermarkets with minimal back-room storage space because of the close proximity of its distribution facility to its store locations. Generally, all Stater Bros. supermarkets are similarly designed and stocked thereby allowing Stater Bros. customers to find items easily in any of the Company's supermarkets.

Substantially all of the Company's 111 supermarkets are located in neighborhood shopping centers in well-populated residential areas. The Company endeavors to locate its supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.

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

STORE EXPANSION AND REMODELING

The Company has historically focused its expansion in the Inland Empire. Such expansion has been accomplished through improving and remodeling existing stores and constructing new supermarkets rather than by acquiring other supermarket operations. The number of supermarkets operated by the Company has grown from 82 in September 1979 to 111 as of December 10, 1997. The Company intends to continue to expand its existing supermarket operations by enlarging and remodeling existing supermarkets and constructing new supermarkets. The Company may also make selective acquisitions of existing supermarkets, if such opportunities arise.

ITEM 1.      BUSINESS (CONTD.)


STORE EXPANSION AND REMODELING (CONTD.)

The Company monitors sales and profitability of its operations on a store-by-store basis and enlarges, remodels or replaces stores in light of their performance and management's assessment of their future potential. Approximately 53% of the Company's supermarkets have been either newly constructed or remodeled within the last five years. Minor remodels usually include new fixtures, a change in decor, and the addition of one or more specialty service departments such as a delicatessen or bakery. Major remodels typically involve more extensive refurbishment of the store's interior and often increase the retail selling space per store. Expansions entail enlargement of the store building. The primary objectives of remodelings and expansions are to improve the attractiveness of supermarkets, increase sales of higher margin product categories and, where feasible, to increase selling area. The Company conducts all of its new construction and remodeling through its wholly-owned subsidiary, Stater Bros. Development, Inc., which serves as the general contractor for all Company construction projects.

The following table sets forth certain statistical information with respect to the Company's supermarket expansion and remodeling for the periods indicated.

                                                        Fiscal Year Ended
                                     ----------------------------------------------------------
                                     Sept. 26,   Sept. 25,    Sept. 24,   Sept. 29,   Sept. 28,
                                       1993        1994         1995        1996        1997
                                     ---------   ---------    ---------   ---------   ---------
Number of supermarkets:
  Opened........................         2          3            -           1           -
  Replaced......................         -          1            -           1           -
  Closed........................         -          -            1           -           -
  Total at end of year..........       109        111          110         110         110
  Minor Remodel.................        10          4            8           8          13
  Major Remodel.................         -          -            -           8           1
  Expansion.....................         -          -            1           -           -


Beyond 1997, the Company plans to open approximately two to four new stores per year, based upon a number of factors, including customer demand, market conditions, profitability, costs of opening, and availability of financing for such new stores. The Company's plans with respect to major and minor remodels, expansion and new construction are reviewed continually and are revised, if appropriate, to take advantage of marketing opportunities. The Company finances its new store construction primarily from cash provided by operating activities and short-term borrowings under its credit facilities. Long-term financing of new stores generally will be obtained through either sale/leaseback transactions or secured long-term financings. However, no assurances can be made as to the availability of such financings. The Company opened a new supermarket in Laguna Hills, California on October 9, 1997 which is not included in the table above.

WAREHOUSE AND DISTRIBUTION FACILITIES

The Company's warehouse and distribution facilities and administrative offices are located in Colton, California, and encompass approximately 1,017,000 square feet. The facilities include warehouses for grocery, produce and deli products, meats and frozen products, health and beauty aids and bakery merchandise. Management believes that its existing warehouse and distribution facilities are adequate to meet its currently identified expansion plans. Approximately 80% of the products offered for sale in the Company's supermarkets are processed through the Company's warehouse and distribution facilities.

The Company's warehouse and distribution facilities are centrally located and are an average distance of approximately 30 miles from its supermarkets. Most supermarkets can be reached without using the most congested portions of the Southern California freeway system.

ITEM 1.      BUSINESS (CONTD.)


WAREHOUSE AND DISTRIBUTION FACILITIES (CONTD.)

The Company's transportation fleet consists of modern well-maintained vehicles. As of September 28, 1997, the Company operated approximately 102 tractors and 285 trailers, approximately 15% of which were leased by the Company. The Company also operates a repair terminal at the Colton distribution facility.

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

ITEM 1.      BUSINESS (CONTD.)


SANTEE DAIRIES, LLC

The Company and Hughes Family Markets ("Hughes") currently each own a 50% interest in Santee Dairies Limited Liability Company, and have jointly owned Santee Dairies, Inc. ("Santee") since 1986. Santee is a wholly-owned subsidiary of Santee Dairies LLC. Santee operates one of the largest dairy plants in California and provides fluid milk products to the Company, Hughes, and other customers in Southern California. Santee processes, packages and distributes whole milk, low-fat and non-fat milk, as well as orange juice, fruit drinks and certain cultured milk products under the Knudsen, Foremost and certain store brand names. Santee is the exclusive licensee of the Knudsen trademark from Kraft Foods, Inc. for fluid milk, juices and certain cultured milk products in the Southern California market. In addition, Santee is the exclusive licensee for Foremost Farms USA, Cooperative of the Foremost trademark for fluid milk in Southern California. Santee also processes, packages and distributes Hershey chocolate milk under license. In calendar 1996, Santee processed approximately 73 million gallons of fluid products, including 54 million gallons of fluid milk. Total revenues in Santee's fiscal year ended December 28, 1996 were $194.2 million, of which approximately 27% were sales to the Company and approximately 11% were from sales to Hughes. Santee also sells to unaffiliated grocery supermarkets, independent food distributors, military bases and food service providers in Southern California.

Santee's existing dairy plant was built in 1914 at its current location. Due to the age of the plant, Santee has been required to make significant expenditures for repairs and maintenance over the past several years. Despite these investments, operating costs have continued to rise. In order to provide a consistent source of milk, fluid milk products and other dairy products to accommodate expected expansion, and in order to contain costs, Santee is currently in the process of constructing a new dairy plant in City of Industry, California (the "New Facility"). The new facility, which is expected to be operational by March 1998, will increase Santee's capacity to process milk to approximately 250,000 to 350,000 gallons per day, with the ability to expand capacity to approximately 500,000 gallons per day. The Company expects that the new facility, when fully operational, will also lower Santee's costs of producing fluid milk and other products. However, as with any major construction and capital expenditure project, the realization of these anticipated benefits is subject to a number of risks and uncertainties and there can be no assurance that these benefits will be realized.

Construction costs of the New Facility excluding land and capitalized interest, are estimated to be approximately $87.8 million, including production equipment, capitalized interest and other costs. However, there can be no assurance that the cost of the new dairy will not exceed this amount. To provide the funds necessary to finance the construction, Santee issued $80 million of senior secured notes (the "Santee Notes") in a private placement. The Company does not guarantee payment of the Santee Notes.

Stater Bros. Markets entered into a Fluid Milk and other Products Requirements Agreement (the "Product Purchase Agreement") with Santee. The term of the Product Purchase Agreement is 10 years and requires that Stater Bros. Markets purchase essentially the same type of products from Santee's New Facility that it purchased from Santee's existing facility, located in Los Angeles, California. Stater Bros. Markets is required to purchase from Santee a minimum volume of products each year equal to approximately 80% of such products purchased by Stater Bros. Markets in its 1996 fiscal year. Additionally, the price for products charged by Santee to Stater Bros. Markets, may increase or decrease, subject to the financial performance of Santee. However, in no event may the price for products charged to Stater Bros. Markets exceed the price for products that would be charged by an unrelated third party for similar products. The Company believes that any such change in the price for products purchased from Santee will not have an adverse material effect on the results of operations of the Company.

Jack H. Brown also serves as Chairman and Chief Executive Officer of Santee.

The Company accounts for its investment in Santee using the equity method of accounting.

ITEM 1.      BUSINESS (CONTD.)


MANAGEMENT INFORMATION SYSTEMS

The Company's management information systems and point-of-sale scanning technology reduce the labor costs attributable to product pricing and customer check-out, and provide management with information that facilitates purchasing, receiving and management of inventory and accounts payable. The Company has point-of-sale scanning checkout technology in all of its stores. All stores use electronic systems for employee time and attendance records, inventory orderings, and labor scheduling, which assist store management in developing a more efficient and customer-sensitive work schedule.

During 1995, the Company completed the installation of the Stater Express(R) system in all of the Company's supermarkets. Stater Express(R) is a combined supermarket technology platform that includes enhanced systems for check verification and acceptance and provides alternative pay choices such as most nationally recognized financial institution debit and credit cards. Stater Express(R) also provides each supermarket with the technology required to print in-store advertising signs and connects each supermarket to the Company's host computer which provides certain efficiencies in data transfers between the supermarkets and the Company's main office. The Company has obtained a federal service mark for the name "Stater Express".

EMPLOYEES

The Company has approximately 8,900 employees, approximately 600 of whom are management and administrative employees and approximately 8,300 of whom are hourly employees. Approximately 70% of the Company's employees work part-time. Substantially all of the Company's hourly employees are members of either the United Food & Commercial Workers or International Brotherhood of Teamsters labor unions and are represented by several different collective bargaining agreements. The Company's collective bargaining agreements, with the United Food & Commercial Workers, which covers the largest number of employees, were renewed in October 1995 and expire in October 1999. The International Brotherhood of Teamsters agreement was renewed in September 1994 and expires in September 1998.

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

ITEM 1.      BUSINESS (CONTD.)


GOVERNMENT REGULATION

The Company is subject to regulation by a variety of governmental authorities, including federal, state and local agencies that regulate trade practices, building standards, labor, health, safety and environmental matters and regulate the distribution and sale of alcoholic beverages, tobacco products, milk and other agricultural products and other food items.

ENVIRONMENTAL

During fiscal 1997, the Company removed all of its underground diesel fuel storage tanks and related diesel refueling equipment from its Colton, California distribution facility. The Company refuels its transportation equipment at several off-site locations which are owned and operated by an unrelated third party. The costs incurred during fiscal 1997 to remove the underground diesel fuel storage tanks and to remediate the surrounding soils, amounted to approximately $330,000.

Environmental remediation costs incurred over the past five years have been approximately $510,000, in the aggregate, including remediation costs of approximately, $8,000 in 1995, $80,000 in 1996 and $330,000 in 1997. Management
believes that any such future remediation costs will not have an adverse material effect on the financial condition or results of operations of the Company.


ITEM 2.      PROPERTIES


The Company leases its warehouse and distribution facilities located in Colton, California, and management believes that its warehouse and distribution facilities are well maintained and are adequate to serve the currently identified expansion plans of the Company. The following schedule presents the Company's warehouse and distribution facilities by product classification and the size of each such facility as of December 10, 1997.


                                                                             Square
         Facility                                                             Feet
         --------                                                          ---------
         Grocery........................................................     416,000
         Forward-buy grocery............................................     237,000
         Produce/deli...................................................     118,000
         Meat/frozen....................................................     116,000
         Health and beauty aids.........................................      35,000
         Bakery.........................................................      21,000
         Support and administrative offices.............................      74,000
                                                                             -------
             Total......................................................   1,017,000
                                                                           =========

ITEM 2.      PROPERTIES (CONTD.)



As of December 10, 1997, the Company owned 23 of its supermarkets and leased the remaining 88 supermarkets. Management believes that its supermarkets are well maintained and adequately meet the expectations of its customers. The Company operates 111 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles and Kern. The following schedule reflects the Company's store counts by size, county, and the number of stores that are either leased or owned as of December 10, 1997.

                          No. of Stores                       Total Square Feet
                     -----------------------    -----------------------------------------------
                                                Under     25,000-   30,001-    35,001-   40,001-
County               Total    Owned   Leased    25,000    30,000    35,000     40,000    45,000
------               -----    -----   ------    ------    ------    ------     ------    ------
San Bernardino.....   45        8       37         6        17         7         12         3
Riverside..........   35        7       28        10        14         5          5         1
Orange.............   15        6        9         3        10         -          1         1
Los Angeles........   14        2       12         3        10         -          1         -
Kern...............    2        -        2         -         -         1          1         -
                     ---       --       --        --        --        --         --         -

Total..............  111       23       88        22        51        13         20         5
                     ===       ==       ==        ==        ==        ==         ==         =

Subsequent to fiscal year end, in October 1997, the Company opened a new 43,200 square foot supermarket in Laguna Hills, California, which is included in the table above.


ITEM 3.      LEGAL PROCEEDINGS


In the ordinary course of its business, the Company is party to various legal actions which the Company believes are incidental to the operation of the business of the Company and its subsidiaries. The Company records a provision when the occurrence of loss is probable and can be reasonably estimated. The Company believes that the outcome of such legal proceedings to which the Company is currently a party will not have a material adverse effect upon its results of operations or its consolidated financial condition.

On May 2, 1993, the Company was named as a defendant along with all of the other major supermarket chains located in the Los Angeles County area in a class action complaint filed in the California Superior Court in Los Angeles, California, alleging among other things that the milk pricing policies of each of the defendants violate certain antitrust laws and regulations under California law. In this class action lawsuit, Barela et al. v. Ralphs Grocery Co. et al., plaintiffs sought unspecified damages. The Company has recently entered into a settlement agreement of this case which settlement does not involve payment of monetary damages and is currently being processed through the courts for approval.

ITEM 3.      LEGAL PROCEEDINGS (CONTD.)


On June 19, 1997, Stater Bros. Markets was named as a defendant in the case of Ufondu, et al. vs. Stater Bros. Markets filed in the Superior Court of the State of California for the County of San Bernardino. The complaint filed by twelve employees seeks unspecified damages alleging racial discrimination in the Company's employment practices. The Company believes the complaint is without merit and intends to vigorously defend the case. There can be no assurances, however, as to the outcome of this case.

ENVIRONMENTAL MATTERS

During fiscal 1997, the Company removed all of its underground diesel fuel storage tanks and related diesel refueling equipment from its Colton, California distribution facility. The Company refuels its transportation equipment at several off-site locations which are owned and operated by an unrelated third party. The costs incurred during fiscal 1997 to remove the underground diesel fuel storage tanks and to remediate the surrounding soils, amounted to approximately $330,000.

Environmental remediation costs incurred during the last five years have been approximately $510,000, in the aggregate, including remediation costs of approximately $8,000 in 1995, $80,000 in 1996 and $330,000 in 1997. Management
believes that any such future remediation costs will not have an adverse material effect on the financial condition or results of operations of the Company.


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

    (b) Holders
            La Cadena Investments holds 50,000 shares of the Company's Class A Common Stock.

    (c) Dividends
            No dividends were paid in fiscal years 1997, 1996 and 1995 on the common equity of the Company and the Company does not intend to pay dividends on its common equity in the foreseeable future.

ITEM 6.      SELECTED FINANCIAL DATA


The following table sets forth historical financial data derived from the audited financial statements of the Company as of and for the fiscal years ended September 26, 1993, September 25, 1994, September 24, 1995, September 29, 1996 and September 28, 1997. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements of the Company and related notes thereto contained elsewhere herein. The information included in "Other Operating and Financial Data" and "Store Data" is unaudited.

                                                                   FISCAL YEARS ENDED
                                       ---------------------------------------------------------------------------
                                         SEPT. 26,      SEPT. 25,        SEPT. 24,    SEPT. 29,(7)      SEPT. 28,
                                           1993           1994             1995            1996           1997
                                       -----------     -----------     -----------     -----------     -----------
                                              (In  thousands of dollars  except per share and store data)
STATEMENT OF EARNINGS DATA:
Sales .............................    $ 1,526,002     $ 1,539,717     $ 1,579,895     $ 1,705,332     $ 1,717,924
Cost of goods sold ................      1,195,399       1,199,794       1,227,355       1,315,726       1,326,410
                                       -----------     -----------     -----------     -----------     -----------
Gross profit ......................        330,603         339,923         352,540         389,606         391,514
Selling, general and administrative
  expenses ........................        300,826         297,474         308,332         328,242         333,199
Depreciation and amortization .....          9,910          11,656          11,756          12,583          13,265
Consulting fees(1) ................              -             830           1,500           1,525           1,458
                                       -----------     -----------     -----------     -----------     -----------
Total operating expenses ..........        310,736         309,960         321,588         342,350         347,922
                                       -----------     -----------     -----------     -----------     -----------
Operating profit ..................         19,867          29,963          30,952          47,256          43,592
Interest and other income .........            436             775           1,049           1,757           3,110
Interest expense ..................        (10,292)        (15,501)        (20,076)        (20,258)        (21,563)
Equity in earnings (loss) from
  unconsolidated affiliate ........            107            (592)           (980)         (1,624)         (2,313)
                                       -----------     -----------     -----------     -----------     -----------
Income before income taxes,
  extraordinary charge and
  cumulative effect of a change
  in accounting for income taxes ..         10,118          14,645          10,945          27,131
                                                                                                            22,826
Income taxes ......................          4,426           5,856           4,218          11,120           9,359
                                       -----------     -----------     -----------     -----------     -----------
Income before extraordinary charge
  and cumulative effect of a change
  in accounting for income taxes ..          5,692           8,789           6,727          16,011
                                                                                                            13,467
Extraordinary (charge)(2) .........              -          (8,036)              -               -               -
Cumulative effect of a change in
  accounting for income taxes(5) ..              -             372               -               -               -
                                       -----------     -----------     -----------     -----------     -----------
Net income ........................          5,692           1,125           6,727          16,011          13,467
Preferred dividends ...............            323             327               -           4,111           6,166
                                       -----------     -----------     -----------     -----------     -----------
Income available to common
  stockholders ....................    $     5,369     $       798     $     6,727     $    11,900     $     7,301
                                       ===========     ===========     ===========     ===========     ===========
Earnings per common share before
  extraordinary charge and
  cumulative effect of a change
  in accounting for income taxes ..    $     53.69     $     84.62     $     67.27     $    165.28     $    146.02
Earnings per common share .........    $     53.69     $      7.98     $     67.27     $    165.28     $    146.02

                                                   (footnotes on following page)

ITEM 6.      SELECTED FINANCIAL DATA (CONTD.)


                                                                         FISCAL YEARS ENDED
                                                --------------------------------------------------------------------
                                                SEPT. 26,      SEPT. 25,      SEPT. 24,   SEPT. 29,(7)     SEPT. 28,
                                                  1993           1994           1995          1996           1997
                                                ---------      ---------      ---------     ---------      ---------
                                                     (In  thousands of dollars  except per share and store data)
BALANCE SHEET DATA (END OF FISCAL YEAR):
Working capital ............................    $  21,596      $  41,422      $  45,014     $  63,473      $  92,013
Total assets ...............................      264,484        306,489        314,082       338,294        358,477
Long-term notes and mortgages
  payable ..................................       87,576        165,000        165,000       165,000        265,000
Long-term capitalized lease
  obligations ..............................       10,456          9,187          8,099         6,917          5,661
Other long-term liabilities ................       15,736         15,765         13,772        12,858         11,348
Series A Preferred Stock ...................        3,600              -              -             -              -
Series B Preferred Stock ...................            -              -              -        69,365              -
Common stockholders' equity ................       40,702          6,851         13,578       (43,887)       (36,586)
Dividends declared per share:
  Common Stock .............................            -      $     400              -             -              -
  Class A Common Stock .....................            -              -              -             -              -
  10.5% Series B Preferred Stock ...........            -              -              -     $    5.93      $    8.91

OTHER OPERATING AND FINANCIAL DATA:
SALES INCREASES (DECREASES):
  Total stores .............................         (0.9%)          0.9%           2.6%          7.9%           0.7%
  Like stores (comparable 52-weeks) ........         (1.9%)         (0.7%)          1.2%          6.3%           2.6%
EBITDA(3) ..................................    $  30,320      $  45,802      $  42,777     $  59,972      $  57,654
Operating profit ...........................    $  19,867      $  29,963      $  30,952     $  47,256      $  43,592
Ratio of earnings to fixed charges(4)               1.36x          1.47x          1.36x         1.53x          1.23x
Gross profits as a percentage
  of sales .................................        21.66%         22.08%         22.31%        22.85%         22.79%
Selling, general and administrative
  expenses as a percentage of sales ........        19.71%         19.32%         19.52%        19.25%         19.40%

STORE DATA:
Number of stores (at end of
  fiscal year) .............................          109            111            110           110            110
Average sales per store (000s) .............    $  14,130      $  13,997      $  14,298     $  15,503      $  15,617
AVERAGE STORE SIZE:
  Total square feet ........................       28,309         28,617         28,717        28,809         28,809
  Selling square feet ......................       20,484         20,708         20,773        20,845         20,845
Total square feet (at end of
  fiscal year) (000s) ......................        3,086          3,177          3,159         3,169          3,169
Total selling square feet (at end
  of fiscal year) (000s) ...................        2,233          2,299          2,285         2,293          2,293
Sales per average total sq. ft .............    $     501      $     492      $     499     $     538      $     542
Sales per average selling sq. ft ...........    $     692      $     680      $     689     $     744      $     749


(1) Effective March 1994, the Company paid $1.5 million annually in consulting fees to Craig Corporation, subject to a certain five year Consulting Agreement entered into between the Company and Craig. The Company's agreement to pay Craig an annual consulting fee was terminated, at the election of the Company, in August 1997.

                                         (footnotes continued on following page)

ITEM 6.      SELECTED FINANCIAL DATA (CONTD.)


(2) Extraordinary charges in 1994 represent the after-tax charge from the early retirement of debt.

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

(4) For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and the extraordinary charge, amortization of previously capitalized interest and undistributed earnings or loss from less than 50% owned subsidiaries and includes fixed charges. Fixed charges consist of interest expense whether expensed or capitalized, amortization of deferred debt expense, preferred stock dividends adjusted to represent pre-tax earnings requirements and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case.

(5) The Company adopted SFAS No. 109 ("Accounting for Income Taxes") effective at the beginning of fiscal 1994 as a cumulative effect of a change in accounting principle.

(6) Certain amounts in prior periods have been reclassified to conform to the current period financial statement presentation.

(7) The year ending September 29, 1996 was a 53-week year, whereas fiscal years 1993, 1994, 1995 and 1997 were 52-week years.


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Comparisons between the 1995, 1996 and 1997 fiscal years are difficult due to the additional week in the 1996 fiscal year and the additional long-term debt incurred in 1997. Fiscal year 1996 was a 53-week fiscal year, whereas fiscal years 1995 and 1997 consisted of 52 weeks.

OWNERSHIP OF THE COMPANY

Effective August, 1997, La Cadena became the sole shareholder of the Company and holds all of the shares of the Company's Class A Common Stock which are entitled to 1.1 votes per share. La Cadena Investments is a California General Partnership whose partners include Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company and other members of senior management of the Company. Jack H. Brown has a majority interest in La Cadena and is the managing general partner with the power to vote the shares of the Company held by La Cadena.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTD.)


RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the 52-week fiscal years ended September 28, 1997 and September 24, 1995 and the 53-week fiscal year ended September 29, 1996.

                                                Fiscal Years Ended
                                        ----------------------------------
                                         1995          1996          1997
                                        ------        ------        ------
Sales                                   100.00%       100.00%       100.00%
Gross profit                             22.31         22.85         22.79
Operating expenses:
  Selling, general and
    administrative expense               19.52         19.25         19.40
  Depreciation and amortization            .74           .74           .77
  Consulting fees                          .09           .09           .08
Operating profit                          1.96          2.77          2.54
Interest income                            .06           .11           .18
Interest (expense)                       (1.27)        (1.19)        (1.26)
Equity in (loss) from
  unconsolidated affiliate                (.06)         (.10)         (.13)
Other income (expense) net                   -             -             -
Earnings before income taxes               .69%         1.59%         1.33%

Total sales amounted to $1.718 billion in the 52-week 1997 fiscal year, compared to $1.705 billion in the 53-week 1996 fiscal year and $1.580 billion in the 52-week 1995 fiscal year. Like-store sales for comparable 52-week periods, increased 2.6% in fiscal 1997, 6.3% in 1996 and 1.2% in fiscal 1995. The increase in like-store sales in fiscals 1997, 1996 and 1995 was due to many factors including slight improvements in the Southern California economy and favorable customer response to the Company's merchandising expansion and upgrading program which included expanding product offerings in the deli, bakery, frozen foods and dairy departments and continuing with the introduction of fresh cut flowers and prepackaged vegetables into most of the Company's supermarkets.

During the second quarter of the Company's fiscal 1996, Smith's Food & Drug ("Smith's"), announced the termination of its Southern California operations and began closing all of its supermarkets located in Southern California. Approximately fifteen Smith's supermarkets competed with the Company. As of September 29, 1996, nine Smith's supermarkets remained closed and as of September 28, 1997, five Smith's supermarkets remained closed. Accordingly, the Company's sales in fiscal 1996 were aided by a direct competitor leaving the market place. Management believes it has been successful in attracting and retaining many of the previous Smith's customers to its supermarkets, however, sales for fiscal 1997 were adversely effected when compared to fiscal 1996, as competitors periodically acquired and reopened the vacated Smith's supermarkets.

Gross profits increased to $391.5 million or 22.79% of sales in 1997 compared to $389.6 million or 22.85% of sales in 1996 and $352.5 million or 22.31% of sales in 1995. The increase in gross profits, as a percent of sales in fiscal years 1996 and 1995 was due to increased efficiencies in the Company's warehousing and transportation departments, the introduction of higher gross margin products such as prepackaged gourmet vegetables and fresh cut flowers and a decrease in competitive activity when compared to prior years. The decrease in gross profits as a percentage of sales in 1997 when compared to 1996, was due to aggressive competitive pricing in selected areas of Southern California in the third and fourth quarters of fiscal 1997. The Company adjusted its pricing strategy as necessary to retain its every day low price marketing position.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTD.)


RESULTS OF OPERATIONS (CONTD.)

Operating expenses include selling, general and administrative expenses, depreciation and amortization, and consulting fees expenses. In fiscal 1997, selling, general and administrative expenses amounted to $333.2 million or 19.40% of sales. In fiscal 1996, selling, general and administrative expenses amounted to $328.2 million or 19.25% of sales. For fiscal 1995, selling, general and administrative expenses were $308.3 million or 19.52% of sales. In fiscal 1997, selling, general and administrative expenses increased as a percentage of sales due to contractual increases in collective bargaining employees rates of pay and increases in fixed expenses such as rent expense, utilities, depreciation and supermarket supplies expenses. In fiscal 1996, selling, general and administrative expenses decreased as a percent of sales primarily due to the additional week in the 53-week 1996 fiscal year and a non-recurring reduction to expenses of approximately $3.8 million from a two month suspension of employer contributions to an over funded collective bargaining health and welfare benefit trust. Selling, general and administrative expenses in 1995 reflect reductions in expense categories such as workers' compensation and general liability self-insurance expenses of $2.8 million, which was offset by increases in direct labor, store supplies and advertising expenses.

Depreciation and amortization expenses amounted to $13.3 million in 1997, compared to $12.6 million in 1996 and $11.8 million in 1995 and includes amortization of $1.0 million in 1997, 1996 and 1995, from a $5.0 million prepaid five-year covenant not to compete included in a Consulting Agreement between the Company and Craig, which became effective March 8, 1994 as part of the Recapitalization Transaction.

Since January 1, 1989, the Company has entered into various consulting agreements with its stockholders, La Cadena and Craig, that required them to provide consultation and advice to the Company in connection with general business, financial, management consulting, real estate acquisition and development, and product diversification matters. These consulting agreements with its stockholders terminated on September 26, 1993. In March 1994, the Company entered into a new five-year Consulting Agreement with Craig Corporation, whereby the Company paid Craig $1.5 million per year and Craig provided the Company with consultation and advice in connection with general business issues, financial management consulting, real estate acquisition and development and product diversification matters. Consulting fees expense amounted to $1.5 million in 1997, 1996 and 1995. The agreement to make annual consulting payments to Craig was terminated, at the election of the Company, in August 1997.

Operating profits amounted to $43.6 million or 2.54% of sales in 1997 compared to $47.3 million or 2.77% of sales in 1996 and $31.0 million or 1.96% of sales in 1995.

Interest expense amounted to $21.6 million, $20.2 million, and $20.1 million for the 1997, 1996 and 1995 fiscal years, respectively. Interest expense includes amortization of fees and expenses incurred to acquire debt of $1.5 million in 1997 and $1.2 million in 1996 and 1995.

The increase in the Company's equity in loss from unconsolidated affiliate in fiscal years 1997, 1996 and 1995 resulted from increased depreciation expense as a result of Santee's decision to not exercise an option to extend the lease for ten years, but to vacate the facility located in Los Angeles, California, which reduced the economic lives of certain assets and increases in rent expense from a two year extension to the lease for the Los Angeles, California facility. The Company believes that Santee will vacate the Los Angeles, California facility in March 1998 and will thereafter, occupy the new facility which is located in City of Industry, California.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTD.)


RESULTS OF OPERATIONS (CONTD.)

Income before income taxes amounted to $22.8 million, $27.1 million and $10.9 million for the 1997, 1996 and 1995 fiscal years, respectively.

Net income amounted to $13.5 million in 1997, $16.0 million in 1996 and $6.7 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds generated from operations and from borrowings from short-term revolving credit facilities. The Company's credit agreement consists of a revolving credit facility for working capital of $15.0 million, which was available at September 28, 1997 and a standby letter of credit facility with a maximum availability of $25.0 million, of which $15.5 million was available at September 28, 1997. Such standby letter of credit facility is maintained pursuant to the Company's workers' compensation and general liability self-insurance requirements.

The Company had no short-term borrowings outstanding at fiscal year end 1997, 1996 and 1995. The average daily amount of short-term borrowings outstanding amounted to $129,000 in 1995, and the weighted average interest rates during the period was 9.68%. During fiscal years 1997 and 1996, the Company did not incur short-term borrowings.

Working capital amounted to $92.0 million at September 28, 1997 compared to $63.5 million at September 29, 1996 and $45.0 million at September 24, 1995 and the Company's current ratios were 1.81:1, 1.50:1 and 1.40:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Net cash provided by operating activities in fiscal 1997 amounted to $9.7 million. The difference between cash provided by operating activities between fiscals 1997 and 1996 amounted to approximately $18.3 million and consisted primarily of reductions in accounts payable. The decrease in accounts payable in fiscal 1997 reflects the Company's return to more traditional amounts of accounts payable. In September 1996, the Company increased its inventory and related accounts payable in anticipation of the implementation of the Company's 60th Anniversary Marketing Program in the first quarter of fiscal 1997.

Net cash provided by operating activities amounted to $27.9 million and $18.9 million for fiscal years 1996 and 1995, respectively. Fluctuations in operating assets and liabilities are not unusual in the supermarket industry.

Net cash provided by financing activities in fiscal 1997 amounted to $12.8 million and consisted of the issuance of $100 million of 9% Notes, redemption of the Series B Preferred Stock for $69.365 million, costs and expenses to issue debt of $10.5 million, payment of dividends on the Series B Preferred Stock of $6.2 million and reduction to amounts due from capitalized leases by $1.2 million.

The 9% Notes are due in 2004 and are general unsecured obligations of the Company, subordinated in right of payment to the 11% Senior Notes and all other present and future Senior Indebtedness of the Company, including the Company's obligations under the revolving credit agreement and effectively subordinated to all indebtedness and other obligations of the subsidiaries of the Company. Interest on the 9% Notes is payable semi-annually in arrears on January 1 and July 1 of each year. The proceeds from the issuance of the 9% Notes were used (approximately) as follows; (a) $69.4 million to redeem all of the outstanding shares of the Company's Series B Preferred Stock, (b) $4.6 million to pay accrued dividends on the Series B Preferred Stock, (c) $4.9 million to obtain the consent from the holders

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTD.)


LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

of the Company's 11% Notes to permit the issue of the 9% Notes, (d) $2.0 million to La Cadena for financial advise relating to the transaction, and (e) $3.4 million for fees and expenses of the transaction. The remaining proceeds from the 9% Notes were used for general corporate purposes, including capital expenditures.

Net cash used in financing activities in fiscal years 1996 and 1995 amounted to $5.2 million and $1.2 million, respectively. Net cash used in financing activities in 1996 and 1995 reduced amounts due under capitalized lease obligations by $1.1 million and $1.2 million, respectively. Effective March 8, 1996, the Company converted its outstanding Common Stock for 693,650 shares of its 10.5% Series B Preferred Stock, stated value $100 per share. Dividends paid or accrued for the 10.5% Series B Preferred Stock amounted to $4.1 million in 1996.

Net cash used in investing activities for the 1997, 1996 and 1995 fiscal years, amounted to $8.6 million, $3.8 million, and $12.7 million, respectively. The difference in net cash used in investing activities between the comparable periods in 1997, 1996 and 1995 is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions. Capital expenditures amounted to $20.3 million in 1997, $22.4 million in 1996 and $13.2 million in 1995. In October 1996 (fiscal 1997), the Company completed a sale and leaseback transaction with an unrelated third party for four of the Company's supermarkets. The net proceeds from the sale of the four supermarkets amounted to approximately $16.0 million, which approximated fair market value. The Company entered into leases for the four supermarkets with initial terms of 20 years and with options available to the Company which extend the lease terms up to an additional 20 years. The Company believes the rents due under the leases approximate fair market rents. The gains from the sale of the supermarkets were approximately $2.5 million and will be deferred and amortized into income over the initial term of the leases. As a result of the additional rent expenses, net of reductions in depreciation expense, due on the four supermarkets, operating expenses increased by approximately $1.2 million in fiscal 1997. In January 1996 (fiscal 1996), the Company completed a sale and leaseback transaction with an unrelated third party for five of the Company's supermarkets. Gross proceeds from the sale of the five supermarkets amounted to approximately $18.5 million, which approximated fair market value. The Company entered into leases for the five supermarkets with initial terms of 20 years and with options available to the Company which extend the lease terms up to an additional 20 years. The Company believes the rents due in accordance with the terms of the leases approximate fair market rents. The gains from the sale of the supermarkets are deferred and will be amortized into income over the initial term of the leases. As a result of the additional rent expenses, net of reductions in depreciation expense, paid on the five supermarkets, operating expenses increased by approximately $900,000 in fiscal 1996 and by $259,000 in fiscal 1997.

In November 1996, for approximately $200,000, the Company increased its ownership in Santee Dairies, Inc. to 50%. Additionally, during the first quarter of fiscal 1997, the Company increased its investment in Santee Dairies, Inc. by approximately $4.8 million. Hughes Family Markets ("Hughes"), located in Irwindale, California retained a 50% ownership in Santee. Both the Company and Hughes subsequently exchanged all of the Common Stock of Santee Dairies, Inc. for equal interests in Santee Dairies Limited Liability Company. Santee Dairies, Inc. is a wholly owned subsidiary of Santee Dairies LLC. Santee Dairies, Inc. operates a fluid milk processing plant in Los Angeles, California and is constructing a new fluid milk and other fluid dairy products processing plant in City of Industry, California. Mr. Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of Stater Bros. Markets also serves as Chairman of the Board and Chief Executive Officer of Santee. Santee provides the Company's supermarkets with a significant amount of high quality fluid milk and other dairy products.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTD.)


LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

Capital expenditures for 1997 included costs incurred to complete thirteen minor remodels and one major remodel and to acquire one supermarket site. Two supermarkets were under construction during fiscal 1997. One supermarket opened on October 9, 1997 (fiscal 1998) and the other supermarket is scheduled to open in March 1998. Additional 1997 capital expenditures were incurred to remodel a perishable products warehouse.

Capital expenditures for 1996 included costs incurred to construct a replacement supermarket and to complete eight major remodels and eight minor remodels and capital expenditures incurred to acquire store equipment to support the 1996 merchandising expansion and upgrade program. Capital expenditures for fiscal 1995 included costs incurred to complete eight supermarket minor remodels, the acquisition and installation of technology and equipment required to implement the Stater Express(R) choice of payment system and the completion of a supermarket major remodel and expansion. The Stater Express(R) system is a combined supermarket technology platform that includes enhanced systems for check verification and acceptance and alternative pay choices such as VISA, MasterCard, American Express and direct debit bank cards issued by most nationally recognized financial institutions. Management believes the Stater Express(R) system has been a key element in reducing the Company's bad check expense while providing customers with alternative methods of payment. Stater Express(R) was installed in each of the Company's supermarkets during fiscal 1995. The Stater Express(R) mark is an intellectual property of Stater Bros. Markets and the Company has obtained a federal service mark for the name "Stater Express".

During 1996, the Company opened one replacement supermarket. The new store that opened in 1996 is located in the Company's primary trading area. No new supermarkets were opened in either 1997 or 1995.

Capital expenditures for fiscal 1997 were funded from the proceeds of the October 1996 sale and leaseback transaction and from a portion of the net proceeds from the July 1997 issuance of the 9% Notes. Capital expenditures in 1995 were financed primarily from cash provided by operating activities while capital expenditures in 1996 were financed primarily by proceeds from the January 1996 sale and leaseback of five supermarkets. Management believes that capital expenditures for fiscal 1998 will be approximately $31.0 million.

Management believes that operating cash flow, supplemented by capital expenditures financings obtained through capital and operating leases, will be sufficient to meet the Company's currently identified operating needs and scheduled capital expenditures. However, there can be no assurance that such lease financings will be available to the Company.

The Company operated 110 supermarkets at September 28, 1997, September 29, 1996 and September 24, 1995.

The Company's supermarkets had approximately 3.2 million retail square feet at September 28, 1997, September 29, 1996 and September 24, 1995.


    THE BANK FACILITIES

Stater Bros. Markets, the Company's operating subsidiary, and Bank of America National Trust and Savings Association (the "Bank") entered into a Credit Agreement in March 1994, as amended and effective June 1, 1996, whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $15.0 million which was available at September 28, 1997 and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $25.0 million (collectively, the "Bank Facilities").

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTD.)


LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

    THE BANK FACILITIES (CONTD.)
As of September 28, 1997, approximately $15.5 million of the LC Facility was available to the Company. The Bank Credit Agreement expires on June 1, 1998. The Company intends to renew or replace its Bank Credit Agreement with a facility with terms and conditions at least as favorable as the existing Bank Credit Agreement.

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

As of September 28, 1997, for purposes of the Bank Facilities, Stater Bros. Markets was in compliance with all restrictive convenants and had (i) a current ratio of 1.79:1, (ii) tangible net worth and debt subordinated to the Bank of $211.5 million; (iii) a ratio of total liabilities to tangible net worth and debt subordinated to the Bank of 0.59:1 and (iv) a fixed charge coverage ratio (as defined in the Bank Facilities) of 2.66:1. If for any reason Stater Bros. Markets is unable to comply with the terms of the Bank Facilities, including the covenants contained therein, such noncompliance would result in an event of default under the Bank Facilities, and could result in acceleration of the payment of indebtedness then outstanding under Bank Facilities or, in certain situations, the prohibition of payments of dividends or advances to the Company. In addition, no amendment, waiver or supplement may be made to the Indenture without the prior written consent of the Bank if such amendment, waiver or supplement adversely affects the rights of the Bank as lender to Stater Bros. Markets.

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

The Company is also subject to certain covenants associated with its 11% Senior Notes due 2001 and its 9% Senior Subordinated Notes due 2004. As of September 28, 1997, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTD.)


LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

    THE CONVERSION AND REDEMPTION OF SERIES B PREFERRED STOCK
In March 1994, the Company acquired, for $14.7 million, an option available to the Company to convert the Company's 50,000 shares of Common Stock held by Craig Corporation into 693,650 shares of 10.5% Series B Preferred Stock on or before March 8, 1996.

Effective March 8, 1996, the Company exercised its option to convert the Company's 50,000 shares of Common Stock held by Craig Corporation into 693,650 shares of the Company's Series B Preferred Stock. The Series B Preferred Stock was redeemed by the Company, in August 1997, for $69.4 million plus accrued and unpaid dividends.

    LABOR RELATIONS
The Company and other major supermarket employers in Southern California negotiated a four-year contract, beginning October 1995, with the United Food and Commercial Workers Union. The Company's collective bargaining agreement with the International Brotherhood of Teamsters was renewed in 1994 and expires in September 1998. Management believes it has good relations with its employees.


RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), which the Company was required to adopt in fiscal year 1997. The adoption of SFAS 121 did not have a material effect on its financial position or its results of operations in fiscal 1997. The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"; No. 130, "Reporting on Comprehensive Income"; and No. 131, "Disclosures about Segments of an Enterprise and Related Information", all of which will be adopted by the Company in its fiscal year ending on September 27, 1998 (fiscal
1998). The Company believes that the adoption of SFAS No. 128, No. 130 and No. 131 will not have material effect on its financial position or its results of operations in fiscal 1998.


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

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTD.)


CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in the Company's filings with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) includes statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to domestic economic conditions, seasonal and weather fluctuations, expansion and other activities of competitors, changes in federal or state laws and the administration of such laws and the general condition of the economy.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Information called for by this item is set forth in the Company's financial statements and supplementary data contained in this report. Specific financial statements and supplementary data can be found on the pages listed in the following index.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Page Number
                                                                                -----------
Report of Independent Auditors...............................................        F-2

Consolidated Balance Sheets at September 24, 1995,
    September 29, 1996 and September 28, 1997................................        F-3

Fiscal years ended September 24, 1995, September 29, 1996 and September 28,
    1997:

      Consolidated Statements of Income......................................        F-5

      Consolidated Statements of Cash Flows..................................        F-6

      Consolidated Statements of Stockholders' Equity (Deficit)..............        F-8

Notes to Consolidated Financial Statements...................................        F-9

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

               NAME                   AGE                       POSITION
               ----                   ---                       --------
        Jack H. Brown...............   58   Chairman of the Board, President
                                              and Chief Executive Officer

        H. Harrison Lightfoot.......   59   Group Senior Vice President - Retail Operations

        A. Gayle Paden..............   61   Group Senior Vice President - Distribution

        Donald I. Baker.............   56   Group Senior Vice President - Administration

        Dennis N. Beal..............   47   Vice President - Finance and Chief Financial
                                              Officer

        Bruce D. Varner.............   61   Director and Secretary

        Thomas W. Field, Jr.........   63   Director


BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

        Jack H. Brown has been President and Chief Executive Officer of the Company since June 1981 and Chairman of the Board since 1986. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly-owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 45 years. Mr. Brown has a majority interest and is the managing general partner of La Cadena Investments.

        H. Harrison Lightfoot has been Group Senior Vice President-Retail Operations of the Company since June 1986. Mr. Lightfoot has served the Company for 43 years in various capacities, including store manager, buyer, general supervisor and Vice President. Mr. Lightfoot is a general partner of La Cadena Investments.

        A. Gayle Paden has been Group Senior Vice President-Distribution since July 1996. Mr. Paden joined the Company in 1986 as Group Senior Vice President-Administration and served in that capacity until July 1996. Mr. Paden was previously with Lucky Stores for 35 years where he served in various capacities, the most recent of which was President of the Southern California Food Division.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTD.)

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

        Bruce D. Varner has been a director of Stater Bros. Markets since September 1985 and director of Stater Bros. Holdings Inc. since May 1989. Since February 1997, Mr. Varner has been a partner in the law firm of Varner, Saleson & Dobler LLP. From 1967 to February 1997, Mr. Varner was a partner in the law firm of Gresham, Varner, Savage, Nolan & Tilden. Mr. Varner specializes in business and corporate matters. Mr. Varner and the law firm of Varner, Saleson & Dobler LLP have performed legal services in the past for the Company and the Company expects such services to continue in the future.

        Thomas W. Field, Jr., has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field has held various positions in the Supermarket Industry for over 40 years and serves as a Director for several companies including, Campbell Soup Company and Maxicare.

ITEM 11.     EXECUTIVE COMPENSATION


The following table summarizes the compensation for services rendered during the prior three fiscal years paid to the CEO and the four most highly compensated executive officers other than the CEO of the Company:


                                                ANNUAL COMPENSATION
                                  -----------------------------------------------
                                                                     OTHER ANNUAL     ALL OTHER
NAME AND                                     SALARY       BONUSES    COMPENSATION   COMPENSATION
PRINCIPAL POSITION                YEAR         ($)         ($)(4)         ($)       ($)(1)(2)(3)
----------------------------      ----      --------      --------   ------------   ------------
Jack H. Brown                     1997      $800,000   $         -      $      -      $ 25,500
Chairman, President and           1996      $729,500   $   595,000      $      -      $ 27,201
Chief Executive Officer           1995      $683,385   $   524,000      $      -      $ 28,921

H. Harrison Lightfoot             1997      $297,500   $         -      $      -      $      -
Group Senior Vice-                1996      $281,500   $   130,000      $      -      $  1,701
President, Retail Operations      1995      $267,077   $   120,000      $      -      $  2,421

A. Gayle Paden                    1997      $269,000   $         -      $      -      $      -
Group Senior Vice                 1996      $256,500   $    50,000      $      -      $  1,701
President, Distribution           1995      $244,616   $    40,000      $      -      $  2,421

Donald I. Baker                   1997      $210,000   $         -      $      -      $      -
Group Senior Vice-                1996      $187,500   $    80,000      $      -      $  1,701
President, Administration         1995      $169,615   $    65,000      $      -      $  2,145

Dennis N. Beal                    1997      $160,000   $         -      $      -       $     -
Vice-President and                1996      $150,500   $    55,000      $      -      $  1,701
Chief Financial Officer           1995      $142,769   $    50,000      $      -      $  1,826


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

(3) Includes Mr. Brown's Director Fees for 1995, 1996 and 1997 which amounted to $26,500, $25,500, and $25,500, respectively.

(4) Bonuses to be paid to the Named Executive Officers for fiscal 1997 had neither been calculated nor awarded as of December 14, 1997, the latest practical date.


                             STOCK OPTIONS AND SARS

                                      None

ITEM 11.     EXECUTIVE COMPENSATION (CONTD.)


PENSION PLAN

The Company's Pension Plan for Salaried Employees (the "Pension Plan") is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee's compensation for each year up to the social security wage base, plus 2.15 percent of the employee's compensation for each year in excess of the social security wage base. The Named Executive Officers have the following years of credited service under the Pension Plan as of September 28, 1997: Jack H. Brown - 16 years, H. Harrison Lightfoot - 43 years, A. Gayle Paden - 11 years, Donald I. Baker - 14 years and Dennis N. Beal - 4 years.

The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with the Company. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 1997 retirees with ten or more years of service at retirement is $125,000. The maximum annual compensation that may be considered for 1997 retirees is $160,000.

                               PENSION PLAN TABLE

                                                    YEARS OF SERVICE
                               -----------------------------------------------------------
   REMUNERATION                   15           20           25          30           35
   ------------                --------     --------     --------     --------    --------
    $100,000..............     $ 23,808     $ 31,744     $ 39,680     $ 47,616    $ 55,552
     150,000..............       39,933       53,244       66,555       79,866      93,177
     200,000..............       56,058       74,744       93,430      112,116     130,802
     250,000..............       72,183       96,244      120,305      144,366     168,427
     300,000..............       88,308      117,744      147,180      176,616     206,052
     350,000..............      104,433      139,244      174,055      208,866     243,677
     400,000..............      120,558      160,744      200,930      241,116     281,302
     450,000..............      136,683      182,244      227,805      273,366     318,927
     500,000..............      152,808      203,744      254,680      305,616     356,552


COMPENSATION OF DIRECTORS

Directors of the Company are paid an annual fee of $25,000 plus $500 for each board meeting attended.

EMPLOYMENT AND SEVERANCE AGREEMENTS

There are no written employment contracts between the Company and any Named Executive Officer. The Company's severance policies generally provide for two weeks of severance pay to full-time non-bargaining unit employees for every year of service to the Company, up to a maximum of twelve weeks.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT


The following table sets forth, as of December 10, 1997, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by
(a) each person known by the Company to beneficially own more than 5% of such stock, (b) each director of the Company, (c) each of the Named Executive Officers, and (d) all directors and executive officers of the Company as a group:

                                        Shares of
                                     Class A Common     Percentage of
                                          Stock            Class A
Name and Address                      Beneficially       Common Stock
of Beneficial Owner                       Owned          Outstanding
-------------------                   -------------     -------------
La Cadena Investments(1)  ......          50,000             100%
Jack H. Brown(1)(2) ............          50,000             100%
H. Harrison Lightfoot(1)(2) ....          50,000             100%
Richard C. Moseley(1)(2)  ......          50,000             100%
A. Gayle Paden(2) ..............              --              --
Donald I. Baker(2) .............              --              --
Dennis N. Beal(2) ..............              --              --
Bruce D. Varner(2) .............              --              --
Thomas W. Field, Jr.(2) ........              --              --
All directors and executive
 officers as a group
 (7 persons)(1) ................          50,000             100%

(1) The 50,000 outstanding shares of the Company's Class A Common Stock are owned by La Cadena Investments and may be deemed to be beneficially owned by the partners of La Cadena Investments. The general partners of La Cadena Investments are Jack H. Brown, Richard C. Moseley and H. Harrison Lightfoot. Mr. Brown has the majority interest and is the managing general partner of La Cadena Investments and has the power to vote the shares of the Company owned by La Cadena Investments, except with respect to certain fundamental corporate changes of the Company including the disposition of such shares. Accordingly, Messrs. Brown, Moseley and Lightfoot may be deemed to have shared voting power or shared investment power with respect to the shares owned by La Cadena Investments, and such individuals therefore may be deemed to be the beneficial owners thereof. The address of La Cadena Investments is 3750 University Avenue, Suite 610, Riverside, California 92501.

(2) The address of Messrs. Brown, Lightfoot, Moseley, Paden, Baker, Beal, Varner and Field is c/o the Company at 21700 Barton Road, Colton, California 92324.

CHANGE OF CONTROL ARRANGEMENTS

As of September 3, 1993, the Company, La Cadena, Craig and certain of their affiliates entered into a series of separate agreements, as subsequently amended, and took certain actions, for the purpose of reclassifying the Company's outstanding equity, providing for effective operating control of the Company by La Cadena, making certain cash payments and distributions to Craig, and providing the Company with the option to acquire Craig's equity interest in the Company, all of which were completed simultaneously with the closing of the Recapitalization Transaction. In August 1997, the Company redeemed all of the outstanding shares of its Series B Preferred Stock and La Cadena became the sole shareholder of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Mr. Bruce D. Varner and the law firm of Varner, Saleson & Dobler LLP, of which Mr. Varner is a partner, have performed legal services in the past for the Company. The total cost of such legal services incurred by the Company during fiscal 1997 was approximately $1.0 million. The Company believes that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner, Saleson & Dobler LLP were at least as fair to the Company as could have been obtained from unaffiliated law firms. The Company expects such services to continue in the future.

Prior to March 24, 1994, the Company's common stock was owned equally by La Cadena and Craig. In March 1994, the Company completed the 1994 Recapitalization, which transferred effective voting control of the Company to La Cadena, reclassified the Company's outstanding equity, provided for certain cash payments and distributions to Craig and provided the Company with an option to acquire Craig's remaining equity in the Company. The 1994 Recapitalization was funded through the offering of the 11% Senior Notes. The following paragraphs describe the 1994 Recapitalization.

The Company amended its Certificate of Incorporation to provide for two classes of common stock designated "Common Stock" and "Class A Common Stock", and two series of preferred stock designated "Series A Preferred Stock" and "Series B Preferred Stock." The then existing shares of outstanding common stock were classified as Common Stock, and holders of such stock were afforded the right to exchange all such shares into a like number of shares of Class A Common Stock. La Cadena exchanged its shares of Common Stock for shares of Class A Common Stock and Craig initially retained its shares of Common Stock (subject to the Company's right to convert such shares of Common Stock into shares of Series B Preferred Stock, and subject to the Company's option to acquire such shares of Common Stock, as described below). For a period of five years following the 1994 Recapitalization, each share of Class A Common Stock was entitled to 1.1 votes while each share of Common Stock was entitled to one vote, thereby giving La Cadena approximately 52% and Craig approximately 48% of the total voting power of the Company.

The Board of Directors of the Company declared a dividend of $400 per share on the Common Stock, payable to holders of record at the close of business on the day following the closing of the 1994 Recapitalization. As a result of the amendment of the Company's Certificate of Incorporation and the exchange by La Cadena of its shares of Common Stock for Class A Common Stock, the aggregate amount of the dividend on the Common Stock amounted to $20.0 million, and the entire dividend was paid to Craig.

Pursuant to the Option Agreement dated as of September 3, 1993 between the Company and Craig, as amended (the "Option Agreement"), the Company was given the right, at its option, for a period of two years from the 1994 Recapitalization, to convert the Common Stock into 693,650 shares of Series B Preferred Stock. The Company exercised the option effective March 8, 1996.

The Series B Preferred Stock provided for dividends at the rate of 10.5% per annum through September 2002, increasing to 12% per annum beginning October 2002 and by 100 basis points per year thereafter to a maximum rate of 15% per annum.

The Option Agreement provided the Company an option to purchase all shares of the Series B Preferred Stock held by Craig for a purchase price, in cash, of $69.4 million, plus accrued and unpaid dividends. The Company paid Craig $14.7 million in consideration of the grant of the option, which amount was not credited toward the exercise price of the option.

In August 1997, the Company redeemed all outstanding shares of the Series B Preferred Stock. The Company used a portion of the net proceeds from the issuance and sale of $100 million of 9% Senior Subordinated Notes Due 2004 to redeem the outstanding Series B Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTD.)

Under the Option Agreement, holders of the Series B Preferred Stock were entitled to certain registration rights. In addition, the Option Agreement provided holders of the Series B Preferred Stock with the right to require the redemption of all, but not less than all, the Series B Preferred Stock owned by such holder in the event of certain changes of control of the Company or in the event Jack H. Brown shall cease to be the Chief Executive Officer of the Company, other than by reason of death, disability or retirement in accordance with the Company's normal retirement policies.

The Company entered into a prepaid five year covenant not to compete and a consulting agreement with Craig, pursuant to which the Company paid Craig $5.0 million at the closing of the 1994 Recapitalization. Additionally, the Company had been paying an annual consulting fee of $1.5 million. The covenant not to compete and consulting arrangements with Craig were unique, based upon the confidential information available to Craig and its experience with, and relationship to the Company. Accordingly, the Company had no basis to determine whether comparable services could be obtained from unaffiliated third parties on similar or more favorable terms. On July 31, 1997, the Company gave notice to Craig to terminate the Consulting Agreement.

Pursuant to the Option Agreement, at the 1994 Recapitalization closing, the Company purchased from Craig 72,000 shares of the Company's Series A Preferred Stock, held by Craig, for a total purchase price of $1.8 million plus accrued and unpaid dividends of approximately $306,000, and paid approximately $79,000 to Craig as payment of all unpaid interest owing to Craig on a shareholder note. In addition, the Company purchased from La Cadena 72,000 shares of the Company's Series A Preferred Stock, held by La Cadena, for a total purchase price of $1.8 million, plus accrued and unpaid dividends of approximately $306,000 and paid approximately $79,000 to La Cadena as payment of all unpaid interest owing to La Cadena on a shareholder's note. In September 1993, the Company issued 40,000 shares of the Company's Series A Preferred Stock to each of Craig and La Cadena in payment of all principal owing on such notes.

Pursuant to the Second Amended and Restated Stock Agreement dated as of January 12, 1994 (the "Craig Stock Agreement"), among the Company, Craig, La Cadena and James J. Cotter, in consideration for a standstill agreement by Craig, the Company transferred to Craig 311,404 shares of Craig's Common Stock owned by the Company at such time following the 1994 Recapitalization, as the Company determined it was legally entitled to do so under applicable California law governing distributions to shareholders. Such agreement resulted in a pre-tax charge to earnings of $4.0 million in the second quarter of fiscal 1994.

Pursuant to the Amendment to the Agreement of Stockholders of Stater Bros. Holdings Inc. dated as of September 3, 1993, the Agreement of Stockholders of Stater Bros. Holdings Inc. dated as of May 10, 1989 among the Company, La Cadena, Craig and an affiliate of Craig (as amended, the "Stockholders Agreement") was amended effective as of the 1994 Recapitalization closing to provide that, among other things: (a) the Stockholders Agreement may be terminated by any party upon exercise by the Company of its right to convert the Common Stock into the Series B Preferred Stock as described above, and (b) certain rights of the stockholders to purchase shares of Common Stock owned by other stockholders would be suspended until after the expiration of the Company's right to convert the Common Stock into the Series B Preferred Stock. Under the Stockholders Agreement, the Company and the holders of the Class A Common Stock and Common Stock were granted certain rights of first refusal with respect to transfers of such stock. The Stockholders Agreement was terminated effective October 15, 1996.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTD.)


In connection with the 1994 Recapitalization, the Company utilized approximately $88.9 million of the net proceeds from the 1994 debt offering to redeem its 9.8% Senior Notes due 2001, including an estimated $13.4 million (pre-tax) for a redemption premium associated with the early retirement of such notes (including accrued interest thereon). In addition, the Company utilized approximately $12.2 million of the net proceeds of the 1994 offering to repay certain notes payable secured by real property, and approximately $9.0 million of the net proceeds of the 1994 offering to repay outstanding balances owing under the Company's existing capital expenditures credit facility.

In June 1997, in connection with the Consent Solicitation, the Company retained La Cadena to provide financial advisory services for a fee of $2.0 million.

The 50,000 outstanding shares of the Company's Class A Common Stock are owned by La Cadena Investments and may be deemed to be beneficially owned by the partners of La Cadena Investments. The general partners of La Cadena are Jack H. Brown, Richard C. Moseley and H. Harrison Lightfoot. Mr. Brown has a majority interest and is the managing general partner. Mr. Brown is a director of the Company and Messrs. Brown and Lightfoot are Named Executive Officers of the Company. Mr. Brown has the power to vote the shares of the Company owned by La Cadena, except with respect to certain fundamental corporate changes of the Company, including the disposition of such shares. Accordingly, Messrs. Brown, Moseley and Lightfoot may be deemed to have shared voting power with respect to shares of the Company owned by La Cadena. Mr. Moseley served the Company for over 44 years and in many executive capacities, most recently and from September 1995 until his retirement from the Company in January 1996, Mr. Moseley served as Executive Vice President of the Company.

                                     PART IV



ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                       AND REPORTS ON FORM 8-K

        (a)    Document list

               (1) Financial Statements See Financial Statement Index included in Item 8 of Part II of this Form 10-K.

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

               (3)  Exhibits

                    Exhibits as required by Item 14(c) are as follows:


                    EXHIBIT NO.           DESCRIPTION
                    -----------           -----------
                        3.1           (1) Certificate of Incorporation of the Company.

                        3.2           (1) By-Laws of the Company.

                        4.1           (4) Indenture between the Company and
                                          First Trust of New York, as Trustee,
                                          for $100,000,000 9% Senior
                                          Subordinated Notes due 2004, dated as
                                          of July 24, 1997 (the "Indenture").

                        4.2           (4) First Supplemental Indenture between
                                          the Company and IBJ Schroder Bank &
                                          Trust Company, as Trustee, for
                                          $165,000,000 11% Senior Notes due
                                          2001, dated as of July 22, 1997 (the
                                          "First Supplemental Indenture").

                        4.3           (4) Form of Specimen Certificate
                                          evidencing Global Notes of the Company
                                          issued pursuant to the Indenture.

                        4.4           (4) Registration Rights Agreement among
                                          the Company and BancAmerica
                                          Securities, Inc. dated July 24, 1997.

                        4.5           (4) Form of Letter of Transmittal
                                          regarding the Offer for all
                                          Outstanding Privately Placed 9% Senior
                                          Subordinated Notes due 2004 in
                                          Exchange for 9% Senior Subordinated
                                          Notes due 2004 (including Notice of
                                          Guaranteed Delivery).

                      10.1           (1) Reclassification Agreement dated
                                          September 3, 1993, by and among the
                                          Company, Craig and La Cadena.

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                       AND REPORTS ON FORM 8-K (CONTD.)

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

                     10.12 (b)      (3) Amendment dated July 22, 1996 to the
                                        Credit Agreement dated March 8, 1994, by
                                        and between Stater Bros. Markets and
                                        Bank of America Trust and Savings
                                        Association.

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

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                       AND REPORTS ON FORM 8-K (CONTD.)

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

                     27                 Financial Data Schedule

------------------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q dated June 25, 1995 and filed on August 8, 1995.

(3) Previously filed with the Securities and Exchange Commission as exhibit 10.12(b) with the Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(4) Previously filed with the Securities and Exchange Commission as exhibits to the Registration Statement S-4, No. 333-34113 dated October 17, 1997.



        Copies of Exhibits listed herein can be obtained by writing and requesting such Exhibits from: Corporate Secretary, P. O. Box 150, Colton, California 92324.


(b) Reports on Form 8-K
    None

                           STATER BROS. HOLDINGS INC.
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 1997
                                    FORM 10-K

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       December 17, 1997                      STATER BROS. HOLDINGS INC.
-----------------------------
           DATE


                                              BY:  /S/ JACK H. BROWN
                                                  -----------------------------
                                                       Jack H. Brown
                                                    Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            SIGNATURE                           TITLE                              DATE
            ---------                           -----                              ----


   /S/    JACK H. BROWN                Chairman of the Board, President       DEcember 17, 1997
-------------------------------        and Chief Executive Officer            -----------------
          Jack H. Brown




   /S/    BRUCE D. VARNER              Secretary and Director                 December 17, 1997
-------------------------------                                               -----------------
          Bruce D. Varner




   /S/    DENNIS N. BEAL               Vice President - Finance               December 17, 1997
-------------------------------        and Chief FInancial Officer            -----------------
          Dennis N. Beal               (Principal Accounting Officer)




   /S/    THOMAS W. FIELD, JR.         Director                               DEcember 17, 1997
-------------------------------                                               -----------------
          Thomas W. Field, Jr.