Form 10-Q
period 1997-12-28
STATER BROS HOLDINGS INC
filed 1998-02-11
CIK 882829

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended December 28, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the transition from ____ to ____

                        Commission file number 001-13222

                           STATER BROS. HOLDINGS INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                     33-0350671
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


          21700 Barton Road
          Colton, California                               92324
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (909) 783-5000



                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

                    As of January 23, 1998, there were issued
                      and outstanding 50,000 shares of the
                        registrant's Class A Common Stock

================================================================================

                           STATER BROS. HOLDINGS INC.
                                DECEMBER 28, 1997


                                      INDEX



PART I  FINANCIAL INFORMATION (UNAUDITED)                                   PAGE


ITEM 1. FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF
           SEPTEMBER 28, 1997 AND DECEMBER 28, 1997                          3

        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR
           THE 13 WEEKS ENDED DECEMBER 29, 1996 AND DECEMBER 28, 1997        5

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE 13 WEEKS ENDED DECEMBER 29, 1996 AND
           DECEMBER 28, 1997                                                 6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)               7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                  9


PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS                                                   18

ITEM 2. CHANGES IN SECURITIES                                               18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 18

ITEM 5. OTHER INFORMATION                                                   18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    18


SIGNATURES                                                                  20

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           STATER BROS. HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                     ASSETS

                                                            SEPT. 28,         DEC. 28,
                                                              1997              1997
                                                            --------          --------
Current Assets
    Cash and cash equivalents ....................          $ 59,086          $ 58,584
    Receivables ..................................            21,481            20,554
    Inventories ..................................           115,513           114,654
    Prepaid expenses .............................             4,667             6,604
    Deferred income taxes ........................             2,978             2,979
    Properties held for sale .....................             1,342             1,205
                                                            --------          --------

Total current assets .............................           205,067           204,580

Investment in unconsolidated affiliate ...........            10,313             9,264


Property and equipment
    Land .........................................            16,443            16,476
    Buildings and improvements ...................            87,605            90,112
    Store fixtures and equipment .................            86,644            91,206
    Property subject to capital leases ...........            14,368            14,368
                                                            --------          --------
                                                             205,060           212,162


    Less accumulated depreciation and amortization            96,203            98,909
                                                            --------          --------
                                                             108,857           113,253


Deferred income taxes ............................             4,699             4,699
Deferred debt issuance costs, net ................            14,273            14,117
Lease guarantee escrow ...........................             8,069             8,219
Other assets .....................................             7,199             7,250
                                                            --------          --------


Total assets .....................................          $358,477          $361,382
                                                            ========          ========




     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                      (In thousands, except share amounts)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                              SEPT. 28,           DEC. 28,
                                                                                 1997               1997
                                                                              ---------           ---------
Current Liabilities
    Accounts payable ...............................................          $  66,834           $  62,340
    Accrued payroll and related expenses ...........................             23,851              21,427
    Other accrued liabilities ......................................             21,113              29,906
    Current portion of capital lease obligations ...................              1,256               1,262
                                                                              ---------           ---------

Total current liabilities ..........................................            113,054             114,935

Long-term debt, less current portion ...............................            265,000             265,000
Capital lease obligations, less current portion ....................              5,661               5,344
Long-term portion of self-insurance and other reserves .............              7,409               7,409
Other long-term liabilities ........................................              3,939               3,906

Stockholders' equity (deficit)
    Class A Common Stock, $.01 par value:
       Authorized shares - 100,000
       Issued and outstanding shares -50,000 .......................                  1                   1
    Additional paid-in capital .....................................             12,715              12,715
    Retained earnings (deficit) ....................................            (49,302)            (47,928)
                                                                              ---------           ---------

Total stockholders' equity (deficit) ...............................            (36,586)            (35,212)
                                                                              ---------           ---------

Total liabilities and stockholders' equity (deficit) ...............          $ 358,477           $ 361,382
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

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)


                                                                        13 Weeks Ended
                                                                 -----------------------------
                                                                  DEC. 29,           DEC. 28,
                                                                    1996               1997
                                                                 ---------           ---------
Sales .................................................          $ 433,400           $ 430,918
Cost of goods sold ....................................            332,574             332,622
                                                                 ---------           ---------
Gross profit ..........................................            100,826              98,296

Operating expenses:
    Selling, general and administrative expenses ......             85,096              84,567
    Depreciation and amortization .....................              3,275               3,619
    Consulting fees ...................................                375                --
                                                                 ---------           ---------
Total operating expenses ..............................             88,746              88,186
                                                                 ---------           ---------

Operating profit ......................................             12,080              10,110

Interest income .......................................                469                 721
Interest expense ......................................             (4,995)             (7,527)
Equity in earnings (loss) from unconsolidated affiliate               (443)             (1,049)
Other income - net ....................................               --                    71
                                                                 ---------           ---------

Income before income taxes ............................              7,111               2,326
Income taxes ..........................................              2,916                 953
                                                                 ---------           ---------

Net income ............................................          $   4,195           $   1,373

Less preferred dividends ..............................              1,816                --
                                                                 ---------           ---------

Earnings available to common shareholders .............          $   2,379           $   1,373
                                                                 =========           =========

Earnings per common share .............................          $   47.58           $   27.46
                                                                 =========           =========

Average common shares outstanding .....................             50,000              50,000
                                                                 =========           =========

     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                     13 Weeks Ended
                                                                             ----------------------------
                                                                             DEC. 29,            DEC. 28,
                                                                               1996                1997
                                                                              --------           --------
OPERATING ACTIVITIES:
Net income .........................................................          $  4,195           $  1,373
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization ..................................             3,275              3,619
    Provision for deferred income taxes ............................            (2,087)                (1)
    Loss (gain) on disposals of assets .............................              --                  (71)
    Net undistributed loss in investment in unconsolidated affiliate               443              1,049
    Changes in operating assets and liabilities:
     (Increase) decrease in receivables ............................              (816)               927
     (Increase) decrease in inventories ............................             2,400                859
     (Increase) decrease in prepaid expenses .......................            (1,935)            (1,937)
     (Increase) decrease in other assets ...........................              (767)              (501)
     Increase (decrease) in accounts payable .......................           (18,452)            (4,494)
     Increase (decrease) in accrued liabilities and long-term
      portion of self-insurance reserves ...........................             4,833              6,337
                                                                              --------           --------

Net cash (used by) provided by operating activities ................            (8,911)             7,160
                                                                              --------           --------

INVESTING ACTIVITIES:
Investment in unconsolidated affiliate .............................            (5,000)              --
Purchase of property and equipment .................................            (2,544)            (7,621)
Proceeds from sale of property and equipment and properties
  held for sale ....................................................            16,010                270
                                                                              --------           --------

Net cash (used by) provided by investing activities ................             8,466             (7,351)
                                                                              --------           --------

FINANCING ACTIVITIES:
Dividends paid on preferred stock ..................................            (1,816)              --
Principal payments on capital lease obligations ....................              (286)              (311)
                                                                              --------           --------

Net cash (used by) financing activities ............................            (2,102)              (311)
                                                                              --------           --------

Net (decrease) in cash and cash equivalents ........................            (2,547)              (502)
Cash and cash equivalents at beginning of period ...................            45,279             59,086
                                                                              --------           --------

Cash and cash equivalents at end of period .........................          $ 42,732           $ 58,584
                                                                              ========           ========

Interest paid ......................................................          $    195           $    150
Income taxes paid ..................................................          $    550           $      0




     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                DECEMBER 28, 1997

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of September 28, 1997 and December 28, 1997 and the results of its operations and cash flows for the thirteen weeks ended December 28, 1997 and December 29, 1996. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the thirteen weeks ended December 28, 1997 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INCOME TAXES

         The provision for income taxes for the thirteen weeks ended December 29, 1996 and December 28, 1997 consists of the following:

                                                        13 Weeks Ended
                                                  ----------------------------
                                                  Dec. 29,            Dec. 28,
                                                    1996                 1997
                                                  ----------         ----------
                                                         (In thousands)


       Federal Income Taxes                       $    2,506         $      737
       State Income Taxes                                410                216
                                                  ----------         ----------
                                                  $    2,916         $      953
                                                  ==========         ==========

NOTE 3 - UNCONSOLIDATED AFFILIATE

         The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. ("Santee"), it operates a fluid milk processing plant located in Los Angeles, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized losses of $1,049,000 and $443,000 for the thirteen weeks ended December 28, 1997 and December 29, 1996, respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:

                                                       13 Weeks Ended
                                                 ----------------------------
                                                 Dec. 29,            Dec. 28,
                                                   1996               1997
                                                 ---------         ----------
                                                        (In thousands)


       Current Assets                           $   17,589         $   38,787
       Non-current assets                           48,179             96,657
       Current liabilities                          35,672             34,078
       Non-current liabilities                       4,255             83,011
       Shareholder's equity                         25,841             18,355

       Sales                                        50,138             43,892
       Gross Profit                                  4,353              3,628
       Net income (loss)                        $     (768)        $   (2,098)

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                DECEMBER 28, 1997

NOTE 4 - CONSULTING AGREEMENT AND COVENANT NOT TO COMPETE

         In March 1994, the Company entered into a five-year Consulting Agreement with Craig Corporation ("Craig"), previously a shareholder of the Company, whereby the Company paid Craig $1.5 million per year and Craig provided the Company with consultation and advise in connection with general business issues, financial management consulting, real estate acquisition and development and product diversification matters. Consulting fees expense amounted to $375,000 for the thirteen weeks ended December 29, 1996. The agreement to make consulting payments to Craig was terminated, at the election of the Company, in August 1997. Additionally, on March 8, 1994, the Company paid Craig $5.0 million which is amortized to earnings over the five-year term of the covenant not to compete included in the Consulting Agreement.

NOTE 5 - RECLASSIFICATIONS

         Certain amounts in the prior periods have been reclassified to conform to the current period financial statement presentation.

NOTE 6 - USE OF ESTIMATES

         The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 7 - SERIES B PREFERRED STOCK REDEMPTION

         In August 1997, the Company redeemed all of the outstanding shares of its Series B Preferred Stock for approximately $69.4 million plus accrued and unpaid dividends of approximately $4.6 million. The redemption of the Series B Preferred Stock was funded from the proceeds of a debt offering of $100 million of 9% Senior Subordinated Notes due 2004.

                           STATER BROS. HOLDINGS INC.
                                DECEMBER 28, 1997


PART I - FINANCIAL INFORMATION (CONTD.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RECAPITALIZATION TRANSACTION
          In March 1994, the Company completed a Recapitalization Transaction (the "Recapitalization") which transferred effective voting control of the Company to La Cadena Investments ("La Cadena"), reclassified the Company's outstanding equity, provided for certain cash payments and distributions to Craig Corporation ("Craig"), previously a shareholder of the Company, and provided the Company with an option to acquire Craig's remaining equity in the Company. The Recapitalization was funded through an offering of $165.0 million of 11% Senior Notes due 2001 (the "11% Notes") which are listed and traded on the American Stock Exchange.

          Effective March 8, 1996, pursuant to options available to the Company, the Company exercised its right to convert all of its outstanding shares of Common Stock (previously held by Craig) into 693,650 shares of its Series B Preferred Stock. The Series B Preferred Stock had a redemption value of approximately $69.4 million and paid dividends at the rate of 10.5% per annum. In August 1997, the Company redeemed all of the outstanding shares of its Series B Preferred Stock for $69.4 million plus accrued and unpaid dividends.

          In July 1997, the Company issued $100 million of 9% Senior Subordinated Notes due 2004 (the "9% Notes") under Rule 144A of the Securities Act of 1933. Proceeds from the issuance of the 9% Notes were used as follows (a) $69.4 million to redeem the Series B Preferred Stock, (b) $4.6 million to pay accrued dividends due from the Series B Preferred Stock, (c) $4.9 million to obtain consents from the holders of the Company's 11% Senior Notes due 2001 to permit the issue of the 9% Notes, (d) $2.0 million to La Cadena for financial advise relating to the transaction, (e) $3.4 million for fees and expenses of the transaction. The remaining proceeds from the issuance of the 9% Notes were used for general corporate purposes, including capital expenditures. The 9% Notes are listed and traded on the American Stock Exchange.

          OWNERSHIP OF THE COMPANY
          Effective August 1997, La Cadena became the sole shareholder of the Company and holds all of the shares of the Company's Class A Common Stock which are entitled to 1.1 votes per share. La Cadena Investments is a California General Partnership whose partners include Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company and other members of senior management of the Company. Jack H. Brown has a majority interest in La Cadena and is the managing general partner with the power to vote the shares of the Company held by La Cadena.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS
          The following table sets forth certain income statement components expressed as a percent of sales for the thirteen weeks ended December 29, 1996 and December 28, 1997.

                                                       13 Weeks Ended
                                                 ----------------------------
                                                  Dec. 29,            Dec. 28,
                                                   1996                1997
                                                 --------            ---------
          Sales                                  100.00%             100.00%
          Gross profit                             23.26               22.81
          Operating expenses:
             Selling, general and
             administrative expense                19.63               19.62
             Depreciation and amortization           .76                 .84
             Consulting fees                         .09                   -
          Operating profits                         2.78                2.35
          Interest income                            .11                 .17
          Interest expense                         (1.15)              (1.75)
          Equity in (loss) from
             unconsolidated affiliate               (.10)               (.24)
          Other income (loss) - (net)                  -                 .01
          Earnings before income taxes              1.64%                .54%

          Total sales for the thirteen weeks ended December 28, 1997, the first quarter of fiscal 1998, decreased .57% and amounted to $430.9 million compared to $433.4 million for the same period in the prior year. Like store sales decreased 1.41% for the thirteen week period ended December 28, 1997. The Company operated 110 and 111 supermarkets at December 29, 1996 and December 28, 1997, respectively.

          The decrease in like store sales in the first quarter of 1998 was due to competitor new store openings and aggressive competitor pricing strategies during the Thanksgiving and Christmas holidays.

          Gross profits for the thirteen weeks ended December 28, 1997, amounted to $98.3 million or 22.81% of sales compared to $100.8 million or 23.26% of sales in the same period of the prior year. The decrease in gross profits for the first quarter of fiscal 1998, as a percent of sales, was due to aggressive competitive pricing in selected areas of Southern California. The Company adjusted its pricing strategy as necessary to retain its everyday low price marketing position and reflects the Company's commitment to retain its existing customer base.

          Operating expenses include selling, general and administrative expenses, depreciation and amortization, and consulting expenses. For the thirteen weeks ended December 28, 1997, selling, general and administrative expenses amounted to $84.6 million or 19.62% of sales. For the thirteen weeks ended December 29, 1996, selling, general and administrative expenses amounted to $85.1 million or 19.63% of sales.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS (CONTD.)
          Depreciation and amortization expenses amounted to $3.6 million for the thirteen weeks ended December 28, 1997 and amounted to $3.3 million for the like period of the prior year and included amortization of $250,000 in both years from a five-year prepaid covenant not to compete.

          Effective March 8, 1994, and in conjunction with the Recapitalization Transaction, the Company entered into a consulting agreement with Craig Corporation whereby the Company was required to pay Craig Corporation $375,000 per quarter for up to five years. The agreement to make consulting payments to Craig was terminated at the election of the Company, in August 1997. Consulting fees expense of $375,000 was recognized during the thirteen weeks ended December 29, 1996.

          Operating profit for the thirteen weeks ended December 28, 1997 amounted to $10.1 million or 2.35% of sales compared to $12.1 million or 2.78% of sales for the thirteen weeks ended December 29, 1996.

          Interest expense amounted to $7.5 million for the thirteen weeks ended December 28, 1997 compared to $5.0 million for the like period ending December 29, 1996. Interest expense for the thirteen weeks ended December 28, 1997 and December 29, 1996 includes amortization of $694,000 and $295,000, respectively, from fees and expenses incurred to acquire debt. The increase in interest expense in the first quarter of fiscal 1998 when compared to the first quarter of fiscal 1997, is due to the interest paid or accrued on the Company's 9% Notes which were issued in July 1997.

          The increase in the Company's equity in loss from unconsolidated affiliate in the first quarter of fiscal 1998 was due to increases in expenses such as depreciation and rent expenses associated with a planned move in March 1998, to a new facility located in City of Industry, California. Additionally sales and gross profits at Santee Dairies LLC ("Santee") have been reduced due to a reduction of by-product bulk sales, such as cream, to unrelated third parties. Santee is constructing a new fluid milk and dairy products processing facility in City of Industry. The Company believes Santee will vacate the Los Angeles facility in March 1998 and will thereafter, occupy the new facility which is located in City of Industry, California.

          Income before income taxes amounted to $2.3 million and $7.1 million for the thirteen weeks ended December 28, 1997 and December 29, 1996, respectively.

          Net income for the thirteen week first quarter of fiscal 1998 ended December 28, 1997, amounted to $1.4 million compared to $4.2 million for the quarter ended December 29, 1996.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES
          The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company's short-term Bank Credit Agreement is between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company and consists of revolving credit facilities for working capital purposes of $15.0 million, which was available at December 28, 1997, and a $25.0 million standby letter of credit facility maintained pursuant to its workers' compensation and general liability self-insurance requirements. The Bank Credit Agreement expires on June 1, 1998.

          Working capital amounted to $89.6 million at December 28, 1997 and $92.0 million at September 28, 1997, and the Company's current ratios were 1.78:1, and 1.81:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

          The net cash provided by operating activities in the first quarter of fiscal 1998 amounted to $7.2 million and consisted of reductions in accounts payable, net of decreases in inventories and receivables and increases due from the accrual of interest expense due on the Company's 11% Senior Notes and 9% Senior Subordinated Notes. The increase of $6.3 million in accrued liabilities and long term portion of self-insurance reserves reflects the accrual for interest expense on the Company's 11% Notes which is paid September 1 and March 1 and on the Company's 9% Notes which is paid July 1 and January 1 of each year.

          Net cash used by operating activities in the first quarter of fiscal 1997 (ended December 29, 1996), amounted to $8.9 million and consisted of reductions in accounts payable, net of decreases in inventories, the timing of interest payments due on the Company's 11% Senior Notes and the deferred tax benefits arising from the October 1996 sale and leaseback transaction. As of September 29, 1996, the Company had increased its inventory and related accounts payable in anticipation of the implementation of the Company's 60th Anniversary Marketing Program in the first quarter of fiscal 1997. Accordingly, as of December 29, 1996, the Company's investment in inventories and related accounts payable are reflected at more traditional balances. The increase of $4.8 million in accrued liabilities and long term portion of self-insurance reserves reflects the accrual for interest due on the Company's 11% Senior Notes, such interest payments are due September 1 and March 1 of each year. The increase in the deferred tax benefit of $2.1 million was due primarily to the timing difference between tax and book requirements for recognizing the gain and resulting tax liability from the October 1996 sale and leaseback transaction.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES (CONTD.)
          Net cash used by investing activities for the thirteen weeks ended December 28, 1997, amounted to $7.4 million, compared to net cash provided by investing activities of $8.5 million for the first quarter of fiscal 1997. The difference in net cash used by or provided by investing activities between the comparable periods is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions and the Company's additional investment in Santee Dairies LLC. Capital expenditures for the thirteen week periods amounted to $7.6 million in the first quarter of 1998 compared to $2.5 million in the like period of 1997. During the thirteen weeks ended December 28, 1997, the Company opened a new 43,000 square foot supermarket in Laguna Hills, California, remodeled two supermarkets and continued to construct its new supermarket in Yucaipa, California.

          In October 1996 (fiscal 1997), the Company completed a sale and leaseback transaction with an unrelated third party for four of the Company's supermarkets. The net proceeds from the sale of the four supermarkets amounted to approximately $16.0 million, which approximated fair market value. The Company entered into leases for the four supermarkets with initial terms of 20 years and with options available to the Company which extend the lease terms up to an additional 20 years. The Company believes the rents due under the leases approximate fair market rents. The gains from the sale of the supermarkets were approximately $2.5 million and were deferred and will be amortized into income over the initial term of the leases.

          In November 1996, for approximately $200,000, the Company increased its ownership in Santee Dairies, Inc. to 50%. Additionally, during the first quarter of fiscal 1997, the Company increased its investment in Santee Dairies, Inc. by approximately $4.8 million. Hughes Family Markets ("Hughes"), located in Irwindale, California, retained a 50% ownership in Santee Dairies, Inc. Both the Company and Hughes subsequently exchanged all of the Common Stock of Santee Dairies, Inc. for equal interests in Santee Dairies Limited Liability Company. Santee Dairies, Inc. is a wholly owned subsidiary of Santee Dairies LLC. Santee Dairies, Inc. operates a fluid milk processing plant in Los Angeles, California and is constructing a new fluid milk and other fluid dairy products processing plant in City of Industry, California. Mr. Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of Stater Bros. Markets also serves as Chairman of the Board and Chief Executive Officer of Santee. Santee provides the Company's supermarkets with a significant amount of high quality fluid milk and other dairy products.

          Net cash used by financing activities amounted to $311,000 and $2.1 million for the first quarters of fiscal 1998 and 1997, respectively, and consisted of payments on the Company's capitalized lease obligations and the accretion or payment of dividends on the Company's Series B Preferred Stock. In August 1997, the Company redeemed all of the outstanding shares of its Series B Preferred Stock for $69.4 million plus accrued and unpaid dividends.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES (CONTD.)
          The Company is subject to certain covenants associated with its 11% Senior Notes due 2001, its 9% Senior Subordinated Notes due 2004, and covenants included in the Bank Credit Agreement between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company. As of December 28, 1997, the Company was in compliance with all such convenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

          THE BANK FACILITIES
          Stater Bros. Markets, the Company's operating subsidiary, and Bank of America National Trust and Savings Association (the "Bank") entered into a Credit Agreement in March 1994, as amended and effective June 1, 1996, whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $15.0 million which was available at December 28, 1997 and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $25.0 million (collectively, the "Bank Facilities"). As of December 28, 1997, approximately $15.5 million of the LC Facility was available to the Company. The Bank Credit Agreement expires on June 1, 1998. The Company intends to renew or replace its Bank Credit Agreement with a facility with terms and conditions at least as favorable as the existing Bank Credit Agreement.

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

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES (CONTD.)
           THE BANK FACILITIES (CONTD.)
          As of December 28, 1997, for purposes of the Bank Facilities, Stater Bros. Markets was in compliance with all restrictive covenants and had
          (i) a current ratio of 1.94:1, (ii) tangible net worth and debt subordinated to the Bank of $211.5 million; (iii) a ratio of total liabilities to tangible net worth and debt subordinated to the Bank of 0.53:1 and (iv) a fixed charge coverage ratio (as defined in the Bank Facilities) of 2.61:1. If for any reason Stater Bros. Markets is unable to comply with the terms of the Bank Facilities, including the covenants contained therein, such noncompliance would result in an event of default under the Bank Facilities, and could result in acceleration of the payment of indebtedness then outstanding under Bank Facilities or, in certain situations, the prohibition of payments of dividends or advances to the Company. In addition, no amendment, waiver or supplement may be made to the Indenture without the prior written consent of the Bank if such amendment, waiver or supplement adversely affects the rights of the Bank as lender to Stater Bros. Markets.

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

          The Company is also subject to certain covenants associated with its 11% Senior Notes due 2001 and its 9% Senior Subordinated Notes due 2004. As of December 28, 1997, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

           THE REDEMPTION OF SERIES B PREFERRED STOCK
          Effective March 8, 1996, the Company exercised its option to convert the Company's 50,000 shares of Common Stock held by Craig Corporation into 693,650 shares of the Company's Series B Preferred Stock. The Series B Preferred Stock was redeemed by the Company, in August 1997, for $69.4 million plus accrued and unpaid dividends. Funds used to redeem the Series B Preferred Stock were provided by the issue of $100 million of 9% Senior Subordinated Notes due 2004.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES (CONTD.)
          THE REDEMPTION OF SERIES B PREFERRED STOCK (CONTD.)
          The 9% Notes are due in 2004 and are general unsecured obligations of the Company, subordinated in right of payment to the 11% Senior Notes and all other present and future Senior Indebtedness of the Company, including the Company's obligations under the revolving credit agreement and effectively subordinated to all indebtedness and other obligations of the subsidiaries of the Company. Interest on the 9% Notes is payable semi-annually in arrears on January 1 and July 1 of each year. The proceeds from the issuance of the 9% Notes were used (approximately) as follows; (a) $69.4 million to redeem all of the outstanding shares of the Company's Series B Preferred Stock, (b) $4.6 million to pay accrued dividends on the Series B Preferred Stock, (c) $4.9 million to obtain the consent from the holders and (d) $2.0 million to La Cadena for financial advise relating to the transaction,
          (e) $3.4 million for fees and expenses of the transaction. The remaining proceeds from the issuance of the 9% Notes were used for general corporate purposes, including capital expenditures. The 9% Notes are listed and trade on the American Stock Exchange.

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

          RECENT ACCOUNTING STANDARDS The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"; No. 130, "Reporting on Comprehensive Income"; and No. 131, "Disclosures about Segments of an Enterprise and Related Information", all of which were adopted by the Company at the beginning of its fiscal year ending on September 27, 1998 (fiscal
          1998). The Company believes that the adoption of SFAS No. 128, No. 130 and No. 131 will not have material effect on its financial position or its results of operations in fiscal 1998.

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

                           STATER BROS. HOLDINGS INC.
                                DECEMBER 28, 1997

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

          For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Consolidated Financial Statements section of the Company's Form 10-K for the fiscal year ended September 28, 1997.


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


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibits are as follows:


               EXHIBIT NO.            DESCRIPTION
               -----------            -----------

                   11                 Calculation of Earnings Per Common Share.
                   27                 Financial Data Schedule

                           STATER BROS. HOLDINGS INC.
                                DECEMBER 28, 1997

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



               Date:  February 9, 1998      /s/ Jack H. Brown
                                            ------------------------------------
                                            Jack H. Brown
                                            Chairman of the Board, President,
                                            and Chief Executive Officer



               Date:  February 9, 1998      /s/   Dennis N. Beal
                                            ------------------------------------
                                            Dennis N. Beal
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (Chief Accounting Officer)