Form 10-Q
period 1998-03-29
STATER BROS HOLDINGS INC
filed 1998-05-13
CIK 882829

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


                  For the quarterly period ended March 29, 1998

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
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


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

                           As of April 24, 1998, there were issued
                           and outstanding 50,000 shares of the
                           registrant's Class A Common Stock


================================================================================

                           STATER BROS. HOLDINGS INC.
                                 MARCH 29, 1998


                                      INDEX


                                                                                                   PAGE
                                                                                                   ----
PART I            FINANCIAL INFORMATION (UNAUDITED)


ITEM 1.           FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 28, 1997
                     AND MARCH 29, 1998                                                             3

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 26 WEEKS ENDED
                     MARCH 30, 1997 AND MARCH 29, 1998                                              5

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13 WEEKS ENDED
                     MARCH 30, 1997 AND MARCH 29, 1998                                              6

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE 26 WEEKS
                     ENDED MARCH 30, 1997 AND MARCH 29, 1998                                        7

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                            8

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                              10


PART II           OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS                                                                18

ITEM 2.           CHANGES IN SECURITIES                                                            18

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                                                  18

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              18

ITEM 5.           OTHER INFORMATION                                                                18

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                 18


SIGNATURES                                                                                         19

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                           STATER BROS. HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                                   SEPT. 28,      MAR. 29,
                                                                                     1997          1998
                                                                                  ----------     ----------
Current Assets
    Cash and cash equivalents.................................................    $   59,086     $   42,891
    Receivables...............................................................        21,481         20,537
    Inventories...............................................................       115,513        117,469
    Prepaid expenses..........................................................         4,667          7,960
    Deferred income taxes.....................................................         2,978          2,979
    Properties held for sale..................................................         1,342          1,200
                                                                                  ----------     ----------

Total current assets..........................................................       205,067        193,036

Investment in unconsolidated affiliate........................................        10,313          8,181


Property and equipment
    Land......................................................................        16,443         16,562
    Buildings and improvements................................................        87,605         92,637
    Store fixtures and equipment..............................................        86,644         95,873
    Property subject to capital leases........................................        14,368         14,368
                                                                                  ----------     ----------
                                                                                     205,060        219,440


    Less accumulated depreciation and amortization............................        96,203        101,882
                                                                                  ----------     ----------
                                                                                     108,857        117,558


Deferred income taxes.........................................................         4,699          4,690
Deferred debt issuance costs, net.............................................        14,273         13,693
Lease guarantee escrow........................................................         8,069          9,265
Other assets..................................................................         7,199          6,717
                                                                                  ----------     ----------


Total assets..................................................................    $  358,477     $  353,140
                                                                                  ==========     ==========







     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                      (In thousands, except share amounts)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  SEPT. 28,       MAR. 29,
                                                                                     1997           1998
                                                                                  ----------     ----------
Current Liabilities
    Accounts payable..........................................................    $   66,834     $   59,605
    Accrued payroll and related expenses......................................        23,851         22,809
    Other accrued liabilities.................................................        21,113         22,183
    Current portion of capital lease obligations..............................         1,256          1,271
                                                                                  ----------     ----------

Total current liabilities.....................................................       113,054        105,868

Long-term debt, less current portion..........................................       265,000        265,000
Capital lease obligations, less current portion...............................         5,661          5,019
Long-term portion of self-insurance and other reserves........................         7,409          7,409
Other long-term liabilities...................................................         3,939          3,832

Stockholders' equity (deficit) Class A Common Stock, $.01 par value:
       Authorized shares - 100,000
       Issued and outstanding shares - 50,000.................................             1              1
    Additional paid-in capital................................................        12,715         12,715
    Retained earnings (deficit)...............................................       (49,302)       (46,704)
                                                                                  ----------    -----------

Total stockholders' equity (deficit)..........................................       (36,586)       (33,988)
                                                                                  ----------     ----------

Total liabilities and stockholders' equity (deficit)..........................    $  358,477     $  353,140
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

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)


                                                                                         26 Weeks Ended
                                                                                   -------------------------
                                                                                   MAR . 30,       MAR. 29,
                                                                                      1997           1998
                                                                                   ---------      ----------
Sales.........................................................................     $ 864,822      $  853,747
Cost of goods sold............................................................       666,301         654,984
                                                                                   ---------      ----------
Gross profit..................................................................       198,521         198,763

Operating expenses
    Selling, general and administrative expenses..............................       167,152         171,129
    Depreciation and amortization.............................................         6,561           7,434
    Consulting fees...........................................................           750               -
                                                                                   ---------      ----------
Total operating expenses......................................................       174,463         178,563
                                                                                   ---------      ----------

Operating profit..............................................................        24,058          20,200

Interest income...............................................................           995           1,311
Interest expense..............................................................        (9,979)        (15,033)
Equity in earnings (loss) from unconsolidated affiliate.......................          (579)         (2,132)
Other income (loss) - net.....................................................            (3)             57
                                                                                   ---------      ----------

Income before income taxes....................................................        14,492           4,403
Income taxes..................................................................         5,943           1,805
                                                                                   ---------      ----------

Net income....................................................................     $   8,549      $    2,598

Less preferred dividends......................................................         3,632               -
                                                                                   ---------      ----------

Earnings available to common shareholders.....................................     $   4,917      $    2,598
                                                                                   =========      ==========

Earnings per common share.....................................................     $   98.34      $    51.96
                                                                                   =========      ==========

Average common shares outstanding.............................................        50,000          50,000
                                                                                      ======          ======









     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)


                                                                                         13 Weeks Ended
                                                                                   ---------      ----------
                                                                                    MAR. 30,        MAR. 29,
                                                                                     1997            1998
                                                                                   ---------      ----------
Sales.........................................................................     $ 431,422      $  422,829
Cost of goods sold............................................................       333,727         322,362
                                                                                   ---------      ----------
Gross profit..................................................................        97,695         100,467

Operating expenses:
    Selling, general and administrative expenses..............................        82,056          86,562
    Depreciation and amortization.............................................         3,286           3,815
    Consulting fees...........................................................           375               -
                                                                                   ---------      ----------
Total operating expenses......................................................        85,717          90,377
                                                                                   ---------      ----------

Operating profit..............................................................        11,978          10,090

Interest income...............................................................           526             590
Interest expense..............................................................        (4,984)         (7,506)
Equity in earnings (loss) from unconsolidated affiliate.......................          (136)         (1,083)
Other income - net............................................................            (3)            (14)
                                                                                   ---------      ----------

Income before income taxes....................................................         7,381           2,077
Income taxes..................................................................         3,027             852
                                                                                   ---------      ----------

Net income....................................................................     $   4,354      $    1,225

Less preferred dividends......................................................         1,816               -
                                                                                   ---------      ----------

Earnings available to common shareholders.....................................     $   2,538      $    1,225
                                                                                   =========      ==========

Earnings per common share.....................................................     $   50.76      $    24.50
                                                                                   =========      ==========

Average common shares outstanding.............................................        50,000          50,000
                                                                                      ======          ======








     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                         26 Weeks Ended
                                                                                    -----------------------
                                                                                    MAR. 30,       MAR. 29,
                                                                                      1997           1998
                                                                                    --------       --------
OPERATING ACTIVITIES:
Net income....................................................................      $  8,549       $  2,598
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization.............................................         6,561          7,434
    Provision for deferred income taxes.......................................        (2,087)             8
    Gain (loss) on disposals of assets........................................             3            (57)
    Net undistributed loss in investment in unconsolidated affiliate..........           579          2,132
    Changes in operating assets and liabilities:
     (Increase) decrease in receivables.......................................         1,030            944
     (Increase) decrease in inventories.......................................         1,575         (1,956)
     (Increase) decrease in prepaid expenses..................................        (3,092)        (3,293)
     (Increase) decrease in other assets......................................          (725)        (1,036)
     Increase (decrease) in accounts payable..................................       (15,810)        (7,229)
     Increase (decrease) in accrued liabilities and long-term
      portion of self-insurance reserves......................................          (406)           (79)
                                                                                    --------       --------

Net cash (used by) operating activities.......................................        (3,823)          (534)
                                                                                    --------       --------

INVESTING ACTIVITIES:
Investment in unconsolidated affiliate........................................        (5,000)             -
Purchase of property and equipment............................................        (7,192)       (15,303)
Proceeds from sale of property and equipment and properties
  held for sale...............................................................        16,010            269
                                                                                    --------       --------

Net cash (used by) provided by investing activities...........................         3,818        (15,034)
                                                                                    --------       --------

FINANCING ACTIVITIES:
Dividends paid or accrued on preferred stock..................................        (3,632)             -
Principal payments on capital lease obligations...............................          (577)          (627)
                                                                                    --------       --------

Net cash (used by) financing activities.......................................        (4,209)          (627)
                                                                                    --------       --------

Net increase (decrease) in cash and cash equivalents..........................        (4,214)       (16,195)
Cash and cash equivalents at beginning of period..............................        45,279         59,086
                                                                                    --------       --------

Cash and cash equivalents at end of period....................................      $ 41,065       $ 42,891
                                                                                    ========       ========

Interest paid.................................................................      $  9,466       $ 13,292
Income taxes paid.............................................................      $  3,225       $    950





     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 29, 1998


NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of September 28, 1997 and March 29, 1998 and the results of its operations and cash flows for the twenty-six weeks ended March 30, 1997 and March 29, 1998. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the twenty-six weeks ended March 29, 1998 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INCOME TAXES

         The provision for income taxes for the twenty-six weeks ended March 30, 1997 and March 29, 1998 consists of the following:

                                                                             26 Weeks Ended
                                                                   ---------------------------------
                                                                   Mar. 30, 1997       Mar. 29, 1998
                                                                   -------------       -------------
                                                                            (In thousands)
       Federal Income Taxes                                          $    4,594         $    1,396
       State Income Taxes                                                 1,349                409
                                                                     ----------         ----------
                                                                     $    5,943         $    1,805
                                                                     ==========         ==========

NOTE 3 - UNCONSOLIDATED AFFILIATE

         The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. ("Santee"), it operated a fluid milk processing plant located in Los Angeles, California, and as of May 1, 1998, Santee moved its operations to a newly constructed fluid milk processing plant in City of Industry. The Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized losses of $2,132,000 and $579,000 for the twenty-six weeks ended March 29, 1998 and March 30, 1997, respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:

                                                                             26 Weeks Ended
                                                                   ---------------------------------
                                                                   Mar. 30, 1997       Mar. 29, 1998
                                                                   -------------       -------------
                                                                            (In thousands)
       Current Assets                                              $     16,150       $     25,574
       Non-current assets                                                56,561            106,702
       Current liabilities                                               45,027             33,334
       Non-current liabilities                                            3,561             82,817
       Shareholder's equity                                              24,123             16,125

       Sales                                                             94,621             87,542
       Gross Profit                                                       8,151              6,636
       Net income (loss)                                           $     (2,485)      $     (4,264)

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 29, 1998


NOTE 4 - CONSULTING AGREEMENT AND COVENANT NOT TO COMPETE

         In March 1994, the Company entered into a five-year Consulting Agreement with Craig Corporation ("Craig"), previously a shareholder of the Company, whereby the Company paid Craig $1.5 million per year and Craig provided the Company with consultation and advise in connection with general business issues, financial management consulting, real estate acquisition and development and product diversification matters. Consulting fees expense amounted to $750,000 for the twenty-six weeks ended March 30, 1997. The agreement to make consulting payments to Craig was terminated, at the election of the Company, in August 1997. Additionally, on March 8, 1994, the Company paid Craig $5.0 million which is amortized to earnings over the five-year term of the covenant not to compete included in the Consulting Agreement.

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

                           STATER BROS. HOLDINGS INC.
                                 MARCH 29, 1998


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

          In July 1997, the Company issued $100 million of 9% Senior Subordinated Notes due 2004 (the "9% Notes") under Rule 144A of the Securities Act of 1933. Proceeds from the issuance of the 9% Notes were used as follows (a) $69.4 million to redeem the Series B Preferred Stock, (b) $4.6 million to pay accrued dividends due from the Series B Preferred Stock, (c) $4.9 million to obtain consents from the holders of the Company's 11% Senior Notes due 2001 to permit the issue of the 9% Notes, (d) $2.0 million to La Cadena for financial advise relating to the transaction, and (e) $3.4 million for fees and expenses of the transaction. The remaining proceeds from the issuance of the 9% Notes were used for general corporate purposes, including capital expenditures. The 9% Notes are also listed and traded on the American Stock Exchange.

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

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          The following table sets forth certain income statement components expressed as a percent of sales for the thirteen weeks and twenty-six weeks ended March 30, 1997 and March 29, 1998.

                                                        Thirteen Weeks            Twenty-Six Weeks
                                                     -------------------       ---------------------
                                                      1997         1998         1997           1998
                                                     ------       ------       ------         ------
          Sales                                      100.00%      100.00%      100.00%        100.00%
          Gross profit                                22.64        23.76        22.96          23.28
          Operating expenses:
              Selling, general and
                  administrative expense              19.02        20.47        19.33          20.04
              Depreciation and amortization             .76          .90          .76            .87
              Consulting fees                           .09            -          .09              -
          Operating profits                            2.77         2.39         2.78           2.37
          Interest income                               .12          .14          .12            .15
          Interest expense                            (1.15)       (1.78)       (1.15)         (1.76)
          Equity in (loss) from
              unconsolidated affiliate                 (.03)        (.26)        (.07)          (.25)
          Other income (loss) - (net)                     -            -            -            .01
          Earnings before income taxes                 1.71%         .49%        1.68%           .52%

          Total sales for the thirteen weeks ended March 29, 1998 decreased 2.0% and amounted to $422.8 million compared to $431.4 million for the like period in 1997. Total sales for the twenty-six weeks year to date ended March 29, 1998 decreased 1.3% and amounted to $853.8 million compared to $864.8 million for the same period in 1997. Sales for 1998, when compared to 1997, were negatively impacted by the timing of the Easter holiday, which was in the second quarter of 1997, but in the third quarter of 1998. Additionally, the decrease in sales in the first and second quarters of 1998 compared to the like periods of 1997 was partially due to competitor new store openings and the introduction of competitor reward card programs. Comparable like store sales (like store sales as adjusted for the timing of the Easter holiday and the impact of the new store opening on surrounding like stores) for the second quarter of fiscal 1998 decreased 1.6% as compared to a decrease of 1.4% in the first quarter of fiscal 1998. Like store sales decreased 3.1% for the quarter and decreased 2.3% for the year to date period. The Company operated 112 supermarkets at March 29, 1998 and 110 supermarkets at March 30, 1997.

          Gross profits for the thirteen weeks ended March 29, 1998, amounted to $100.5 million or 23.76% of sales compared to $97.7 million or 22.64% of sales in the same period of the prior year. During 1998, the Company continued to introduce higher gross margin products into its supermarkets, such as prepackaged gourmet vegetables and fresh cut flowers. For the twenty-six week year to date period, gross profits increased to $198.8 million or 23.28% of sales compared to $198.5 million or 22.96% of sales in the prior year. The increase in gross profits for the year to date period is due to the introduction of higher gross margin products, such as prepackaged gourmet vegetables and fresh cut flowers and a decrease in competitive activity when compared to the prior year.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS (CONTD.)

          Operating expenses include selling, general and administrative expenses, depreciation and amortization expenses and consulting fees. For the thirteen weeks ended March 29, 1998, selling, general and administrative expenses amounted to $86.6 million or 20.47% of sales compared to $82.1 million or 19.02% of sales for the like period of the prior year. For the year to date period, selling, general and administrative expenses amounted to $171.1 million or 20.04% of sales compared to $167.2 million or 19.33% of sales for the like period of the prior year. The increase in selling, general and administrative expenses in 1998 when compared to 1997 is due to the costs and expenses incurred to operate two additional supermarkets which were opened in the 1998 year to date period, increased labor costs due to contractual wage rate increases in collective bargaining agreements and increased advertising expenses. Late in the second quarter of fiscal 1998, the Company invested approximately $1.0 million in additional advertising expenses in response to the introduction of competitor reward card programs and to re-affirm the Company's strategy of Everyday Low Price leadership in its primary marketing areas.

          Depreciation and amortization expenses amounted to $3.8 million and $7.4 million for the second quarter and year to date periods ended March 29, 1998, respectively. Depreciation and amortization expense amounted to $3.3 million and $6.6 million for the quarter and year to date periods of the prior year. Depreciation and amortization includes amortization of a prepaid five-year covenant not to compete between the Company and Craig which became effective as of March 8, 1994.

          Effective March 8, 1994, and in conjunction with the Recapitalization Transaction, the Company entered into a consulting agreement with Craig Corporation whereby the Company was required to pay Craig Corporation $375,000 per quarter for up to five years. The agreement to make consulting payments to Craig was terminated at the election of the Company, in August 1997. Consulting fees expense amounted to $375,000 and $750,000 for the second quarter and year to date periods in fiscal 1997.

          Operating profits for the second quarter of 1998 amounted to $10.1 million or 2.39% of sales, compared to $12.0 million or 2.77% of sales in the second quarter of 1997. Operating profits for the twenty-six weeks year to date ended March 29, 1998, amounted to $20.2 million or 2.37% of sales, compared to $24.1 million or 2.78% of sales for the like period in 1997.

          Interest expense amounted to $7.5 million for the second quarter of 1998 compared to $5.0 million for the second quarter of fiscal 1997. For the year to date periods of 1998 and 1997, interest expense amounted to $15.0 million and $10.0 million, respectively. Interest expense in the second quarter includes amortization of $691,000 and $295,000, respectively, for 1998 and 1997 from fees and expenses incurred to acquire debt. Year to date amortization of fees and expenses incurred to acquire debt was $1,391,000 in 1998 and $594,000 in 1997. The increase in interest expense in fiscal 1998

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS (CONTD.)

          when compared to fiscal 1997, is due to the interest paid or accrued on the Company's 9% Notes which were issued in July 1997.

          The increase in the Company's equity in loss from unconsolidated affiliate in the second quarter and year to date of fiscal 1998 was due to increases in expenses such as depreciation and rent expenses associated with a move in April 1998, to a new fluid milk processing facility located in City of Industry, California. Additionally, sales and gross profits at Santee Dairies LLC ("Santee") decreased in 1998 due to a reduction of by-product bulk sales, such as cream, to unrelated third parties. Santee constructed a new fluid milk and dairy products processing facility in City of Industry. Santee vacated the Los Angeles facility on April 30, 1998 and occupied the new facility which is located in City of Industry, California.

          Income before income taxes amounted to $2.1 million and $7.4 million for the second quarters of 1998 and 1997, respectively, and amounted to $4.4 million and $14.5 million for the year to date periods of 1998 and 1997, respectively.

          Net income for the second quarters of 1998 and 1997 amounted to $1.2 million or .29% of sales and $4.4 million or 1.01% of sales, respectively, and for the year to date periods for 1998 and 1997, amounted to $2.6 million or .30% of sales and $8.5 million or .99% of sales, respectively.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company's short-term Bank Credit Agreement is between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company and consists of revolving credit facilities for working capital purposes of $15.0 million, all of which was available at March 29, 1998, and a $25.0 million standby letter of credit facility maintained pursuant to its workers' compensation and general liability self-insurance requirements. The Bank Credit Agreement expires on June 1, 1998.

          Working capital amounted to $87.2 million at March 29, 1998 and $92.0 million at September 28, 1997, and the Company's current ratios were 1.82:1, and 1.81:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

          The net cash used by operating activities for the twenty-six weeks ended March 29, 1998 amounted to $.5 million and consisted of reductions in accounts payable, increases in inventories, other assets and prepaid expenses, and was net of a decrease in receivables. The increase in losses associated with Santee Dairies was partially due to adverse effects of El Nino weather conditions which has delayed completion of the new facility.

          Net cash used by operating activities for the twenty-six weeks ended March 30 , 1997 amounted to $3.8 million and consisted of reductions in accounts

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

          payable net of decreases in inventories and the deferred tax benefits arising from the October 1996 sale and leaseback transaction. As of September 29, 1996, the Company had increased its inventory and related accounts payable in anticipation of the implementation of the Company's 60th Anniversary Marketing Program in the first quarter of fiscal 1997. Accordingly, as of March 30, 1997, the Company's investment in inventories and related accounts payable are reflected at more traditional balances. The increase in the deferred tax benefit of $2.1 million was due primarily to the timing difference between tax and book requirements for recognizing the gain and resulting tax liability from the October 1996 sale and leaseback transaction.

          Net cash used by investing activities for the twenty-six weeks ended March 29, 1998, amounted to $15.0 million, compared to net cash provided by investing activities of $3.8 million for the same period of fiscal 1997. The difference in net cash used by or provided by investing activities between the comparable periods is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions and the Company's additional investment in Santee Dairies LLC. Capital expenditures for the twenty-six week periods amounted to $15.3 million in 1998 compared to $7.2 million in the like period of 1997. During the twenty-six weeks ended March 29, 1998, the Company opened two new 43,000 square foot supermarkets, one in Laguna Hills, California and one in Yucaipa, California. Additionally, the Company remodeled four supermarkets.

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

          In November 1996, for approximately $200,000, the Company increased its ownership in Santee Dairies, Inc. to 50%. Additionally, during the first quarter of fiscal 1997, the Company increased its investment in Santee Dairies, Inc. by approximately $4.8 million. Hughes Family Markets ("Hughes"), located in Irwindale, California, retained a 50% ownership in Santee Dairies, Inc. Both the Company and Hughes subsequently exchanged all of the Common Stock of Santee Dairies, Inc. for equal interests in Santee Dairies Limited Liability Company. Santee Dairies, Inc. is a wholly owned subsidiary of Santee Dairies LLC. Santee Dairies, Inc. operated a fluid milk processing plant in Los Angeles, California and constructed a new fluid milk and other fluid dairy products processing plant in City of Industry, California. Mr. Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of Stater Bros. Markets also serves as Chairman of the Board and

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

          Chief Executive Officer of Santee. Santee provides the Company's supermarkets with a significant amount of high quality fluid milk and other dairy products.

          Net cash used by financing activities amounted to $627,000 and $4.2 million for the first twenty-six weeks of fiscal 1998 and 1997, respectively, and consisted of payments on the Company's capitalized lease obligations and the accretion or payment of dividends on the Company's Series B Preferred Stock. In August 1997, the Company redeemed all of the outstanding shares of its Series B Preferred Stock for $69.4 million plus accrued and unpaid dividends.

          The Company is subject to certain covenants associated with its 11% Senior Notes due 2001, its 9% Senior Subordinated Notes due 2004, and covenants included in the Bank Credit Agreement between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company. As of March 29, 1998, the Company was in compliance with all such convenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

           THE BANK FACILITIES

          Stater Bros. Markets, the Company's operating subsidiary, and Bank of America National Trust and Savings Association (the "Bank") entered into a Credit Agreement in March 1994, as amended and effective June 1, 1996, whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $15.0 million which was available at March 29, 1998 and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $25.0 million (collectively, the "Bank Facilities"). As of March 29, 1998, approximately $15.5 million of the LC Facility, all of which was available to the Company. The Bank Credit Agreement expires on June 1, 1998. The Company intends to renew or replace its Bank Credit Agreement with a facility with terms and conditions at least as favorable as the existing Bank Credit Agreement.

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

          As of March 29, 1998, for purposes of the Bank Facilities, Stater Bros. Markets was in compliance with all restrictive covenants and had
          (i) a current ratio of 1.88:1, (ii) tangible net worth and debt subordinated to the Bank of $224.2 million; (iii) a ratio of total liabilities to tangible net worth and debt subordinated to the Bank of 0.52:1 and (iv) a fixed charge coverage ratio (as defined in the Bank Facilities) of 1.86:1. If for any reason Stater Bros. Markets is unable to comply with the terms of the Bank Facilities, including the covenants contained therein, such noncompliance would result in an event of default under the Bank Facilities, and could result in acceleration of the payment of indebtedness then outstanding under the Bank Facilities or, in certain situations, the prohibition of payments of dividends or advances to the Company. In addition, no amendment, waiver or supplement may be made to the Indenture without the prior written consent of the Bank if such amendment, waiver or supplement adversely affects the rights of the Bank as lender to Stater Bros. Markets.

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

          The Company is also subject to certain covenants associated with its 11% Senior Notes due 2001 and its 9% Senior Subordinated Notes due 2004. As of March 29, 1998, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

           THE REDEMPTION OF SERIES B PREFERRED STOCK

          Effective March 8, 1996, the Company exercised its option to convert the Company's 50,000 shares of Common Stock held by Craig Corporation into 693,650 shares of the Company's Series B Preferred Stock. The Series B Preferred Stock was redeemed by the Company, in August 1997, for $69.4 million plus accrued and unpaid dividends. Funds used to redeem the Series B Preferred Stock were provided by the July 1997 issue of $100 million of 9% Senior Subordinated Notes due 2004.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

           THE REDEMPTION OF SERIES B PREFERRED STOCK (CONTD.)

          The 9% Notes are due in 2004 and are general unsecured obligations of the Company, subordinated in right of payment to the 11% Senior Notes and all other present and future Senior Indebtedness of the Company, including the Company's obligations under the revolving credit agreement and effectively subordinated to all indebtedness and other obligations of the subsidiaries of the Company. Interest on the 9% Notes is payable semi-annually in arrears on January 1 and July 1 of each year. The proceeds from the issuance of the 9% Notes were used (approximately) as follows; (a) $69.4 million to redeem all of the outstanding shares of the Company's Series B Preferred Stock, (b) $4.6 million to pay accrued dividends on the Series B Preferred Stock, (c) $4.9 million to obtain the consent from the holders of the Company's 11% Notes to permit the issue of the 9% Notes, (d) $2.0 million to La Cadena for financial advisory fee relating to the transaction, and (e) $3.4 million for fees and expenses of the transaction. The remaining proceeds from the issuance of the 9% Notes were used for general corporate purposes, including capital expenditures. The 9% Notes are also listed and trade on the American Stock Exchange.

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

                           STATER BROS. HOLDINGS INC.
                                 MARCH 29, 1998


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending routine legal actions and claims will not have a material adverse effect on the Company's consolidated financial position.

          For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Consolidated Financial Statements section of the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

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

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibits are as follows:

                      EXHIBIT NO.                DESCRIPTION
                      -----------                -----------
                          11                     Calculation of Earnings Per Common Share

                          27                     Financial Data Schedule

                          --------------------------------------------------------------
                          Copies of Exhibits listed herein can be obtained by writing and requesting such
                             Exhibits from: Corporate Secretary, P. O. Box 150, Colton, California 92324.

          (b)  Reports on Form 8-K

               None

                           STATER BROS. HOLDINGS INC.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           Date:  May 11, 1998           /s/ Jack H. Brown
                                         ----------------------------------
                                         Jack H. Brown
                                         Chairman of the Board, President,
                                         and Chief Executive Officer



           Date:  May 11, 1998           /s/ Dennis N. Beal
                                         ----------------------------------
                                         Dennis N. Beal
                                         Senior Vice President, Finance and
                                         Chief Financial Officer
                                         (Chief Accounting Officer)