Form 10-Q
period 1998-06-28
STATER BROS HOLDINGS INC
filed 1998-08-12
CIK 882829

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


                  For the quarterly period ended June 28, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---                       EXCHANGE ACT OF 1934

                      For the transition from ____ to ____

                        Commission file number 001-13222

                           STATER BROS. HOLDINGS INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                     33-0350671
          --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


             21700 Barton Road
             Colton, California                                92324
             ------------------                              ---------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (909) 783-5000


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

             As of July 25, 1998, there were issued and outstanding 50,000 shares of the registrant's Class A Common Stock


================================================================================

                           STATER BROS. HOLDINGS INC.
                                  JUNE 28, 1998


                                      INDEX


PART I            FINANCIAL INFORMATION (UNAUDITED)                                                PAGE
------            ---------------------------------                                                ----


ITEM 1.           FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 28, 1997
                     AND JUNE 28, 1998                                                              3

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 39 WEEKS ENDED
                     JUNE 29, 1997 AND JUNE 28, 1998                                                5

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13 WEEKS ENDED
                     JUNE 29, 1997 AND JUNE 28, 1998                                                6

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE 39 WEEKS
                     ENDED JUNE 29, 1997 AND JUNE 28, 1998                                          7

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                            8

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                              10


PART II           OTHER INFORMATION
-------           -----------------

ITEM 1.           LEGAL PROCEEDINGS                                                                19

ITEM 2.           CHANGES IN SECURITIES                                                            19

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                                                  19

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              19

ITEM 5.           OTHER INFORMATION                                                                19

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                 19


SIGNATURES                                                                                         20

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                           STATER BROS. HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                       SEPT. 28,     JUNE 28,
                                                         1997         1998
                                                       ---------    ---------
Current Assets
    Cash and cash equivalents ....................     $ 59,086     $ 48,000
    Receivables ..................................       21,481       24,059
    Inventories ..................................      115,513      118,927
    Prepaid expenses .............................        4,667        6,908
    Deferred income taxes ........................        2,978        2,978
    Properties held for sale .....................        1,342        1,194
                                                       --------     --------

Total current assets .............................      205,067      202,066

Investment in unconsolidated affiliate ...........       10,313        8,721


Property and equipment
    Land .........................................       16,443       16,540
    Buildings and improvements ...................       87,605       94,507
    Store fixtures and equipment .................       86,644       98,661
    Property subject to capital leases ...........       14,368       14,368
                                                       --------     --------
                                                        205,060      224,076


    Less accumulated depreciation and amortization       96,203      105,008
                                                       --------     --------
                                                        108,857      119,068


Deferred income taxes ............................        4,699        3,019
Deferred debt issuance costs, net ................       14,273       12,997
Lease guarantee escrow ...........................        8,069        9,507
Other assets .....................................        7,199        6,237
                                                       --------     --------


Total assets .....................................     $358,477     $361,615
                                                       ========     ========




     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                      (In thousands, except share amounts)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         SEPT. 28,       JUNE 28,
                                                                           1997           1998
                                                                         ---------       --------
Current Liabilities
    Accounts payable ...............................................     $  66,834      $  68,003
    Accrued payroll and related expenses ...........................        23,851         23,584
    Other accrued liabilities ......................................        21,113         22,153
    Current portion of capital lease obligations ...................         1,256          1,287
                                                                         ---------      ---------

Total current liabilities ..........................................       113,054        115,027

Long-term debt, less current portion ...............................       265,000        265,000
Capital lease obligations, less current portion ....................         5,661          4,689
Long-term portion of self-insurance and other reserves .............         7,409          8,294
Other long-term liabilities ........................................         3,939          3,778

Stockholders' equity (deficit) Class A Common Stock, $.01 par value:
       Authorized shares - 100,000
       Issued and outstanding shares - 50,000 ......................             1              1
    Additional paid-in capital .....................................        12,715         12,715
    Retained earnings (deficit) ....................................       (49,302)       (47,889)
                                                                         ---------      ---------

Total stockholders' equity (deficit) ...............................       (36,586)       (35,173)
                                                                         ---------      ---------

Total liabilities and stockholders' equity (deficit) ...............     $ 358,477      $ 361,615
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

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)

                                                                   39 Weeks Ended
                                                              -------------------------
                                                               JUNE 29,        JUNE 28,
                                                                1997            1998
                                                              ---------        --------
Sales .................................................     $ 1,292,267      $ 1,285,048
Cost of goods sold ....................................         997,032          987,172
                                                            -----------      -----------
Gross profit ..........................................         295,235          297,876

Operating expenses
    Selling, general and administrative expenses ......         248,683          261,216
    Depreciation and amortization .....................           9,858           11,345
    Consulting fees ...................................           1,125             --
                                                            -----------      -----------
Total operating expenses ..............................         259,666          272,561
                                                            -----------      -----------

Operating profit ......................................          35,569           25,315

Interest income .......................................           1,733            2,371
Interest expense ......................................         (14,871)         (22,641)
Equity in earnings (loss) from unconsolidated affiliate          (1,123)          (2,692)
Other income - net ....................................              96               42
                                                            -----------      -----------

Income before income taxes ............................          21,404            2,395
Income taxes ..........................................           8,777              982
                                                            -----------      -----------

Net income ............................................     $    12,627      $     1,413

Less preferred dividends ..............................           5,448             --
                                                            -----------      -----------

Earnings available to common shareholders .............     $     7,179      $     1,413
                                                            ===========      ===========

Earnings per common share .............................     $    143.58      $     28.26
                                                            ===========      ===========

Average common shares outstanding .....................          50,000           50,000
                                                            ===========      ===========

Shares outstanding at end of period ...................          50,000           50,000
                                                            ===========      ===========



     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)

                                                                 13 Weeks Ended
                                                             -----------------------
                                                             JUNE 29,       JUNE 28,
                                                               1997          1998
                                                             --------       --------
Sales .................................................     $ 427,445      $ 431,301
Cost of goods sold ....................................       330,731        332,188
                                                            ---------      ---------
Gross profit ..........................................        96,714         99,113

Operating expenses:
    Selling, general and administrative expenses ......        81,531         90,087
    Depreciation and amortization .....................         3,297          3,911
    Consulting fees ...................................           375           --
                                                            ---------      ---------
Total operating expenses ..............................        85,203         93,998
                                                            ---------      ---------

Operating profit ......................................        11,511          5,115

Interest income .......................................           738          1,060
Interest expense ......................................        (4,892)        (7,608)
Equity in earnings (loss) from unconsolidated affiliate          (544)          (561)
Other income (loss) - net .............................            99            (14)
                                                            ---------      ---------

Income (loss) before income taxes .....................         6,912         (2,008)
Income taxes (benefit) ................................         2,834           (823)
                                                            ---------      ---------

Net income (loss) .....................................     $   4,078      $  (1,185)

Less preferred dividends ..............................         1,816           --
                                                            ---------      ---------

Earnings (loss) available to common shareholders ......     $   2,262      $  (1,185)
                                                            =========      =========

Earnings (loss) per common share ......................     $   45.24      $  (23.70)
                                                            =========      =========

Average common shares outstanding .....................        50,000         50,000
                                                            =========      =========

Shares outstanding at end of period ...................        50,000         50,000
                                                            =========      =========




     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                             39 Weeks Ended
                                                                         ----------------------
                                                                         JUNE 29,      JUNE 28,
                                                                           1997         1998
                                                                         --------      --------
OPERATING ACTIVITIES:
Net income .........................................................     $ 12,627      $  1,413
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization ..................................        9,858        11,345
    Provision for deferred income taxes ............................       (2,086)        1,680
    (Gain) on disposals of assets ..................................          (96)          (42)
    Net undistributed loss in investment in unconsolidated affiliate        1,123         2,692
    Changes in operating assets and liabilities:
     (Increase) decrease in receivables ............................         (401)       (2,578)
     (Increase) decrease in inventories ............................        1,633        (3,414)
     (Increase) decrease in prepaid expenses .......................       (1,643)       (2,241)
     (Increase) decrease in other assets ...........................         (741)         (547)
     Increase (decrease) in accounts payable .......................      (16,131)        1,169
     Increase (decrease) in accrued liabilities and long-term
      portion of self-insurance reserves ...........................         (493)        1,496
                                                                         --------      --------

Net cash provided by operating activities ..........................        3,650        10,973
                                                                         --------      --------

INVESTING ACTIVITIES:
Investment in unconsolidated affiliate .............................       (5,000)       (1,100)
Purchase of property and equipment .................................      (14,329)      (20,287)
Proceeds from sale of property and equipment and properties
  held for sale ....................................................       16,552           269
                                                                         --------      --------

Net cash (used by) investing activities ............................       (2,777)      (21,118)
                                                                         --------      --------

FINANCING ACTIVITIES:
Dividends paid or accrued on preferred stock .......................       (5,448)         --
Principal payments on capital lease obligations ....................         (874)         (941)
                                                                         --------      --------

Net cash (used by) financing activities ............................       (6,322)         (941)
                                                                         --------      --------

Net increase (decrease) in cash and cash equivalents ...............       (5,449)      (11,086)
Cash and cash equivalents at beginning of period ...................       45,279        59,086
                                                                         --------      --------

Cash and cash equivalents at end of period .........................     $ 39,830      $ 48,000
                                                                         ========      ========

Interest paid ......................................................     $  9,629      $ 13,428
Income taxes paid ..................................................     $  4,275      $    950




     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  JUNE 28, 1998


NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of September 28, 1997 and June 28, 1998 and the results of its operations and cash flows for the thirty-nine weeks ended June 29, 1997 and June 28, 1998. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the thirty-nine weeks ended June 28, 1998 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INCOME TAXES

         The provision for income taxes for the thirty-nine weeks ended June 29, 1997 and June 28, 1998 consists of the following:

                                                      39 Weeks Ended
                                             ---------------------------------
                                             June 29, 1997       June 28, 1998
                                             -------------       -------------
                                                        (In thousands)
       Federal Income Taxes                      $    6,785         $      760
       State Income Taxes                             1,992                222
                                                 ----------         ----------
                                                 $    8,777         $      982
                                                 ==========         ==========

NOTE 3 - UNCONSOLIDATED AFFILIATE

         The Company owns 50% of Santee Dairies LLC. Through its wholly-owned subsidiary, Santee Dairies, Inc. ("Santee"), it operated a fluid milk processing plant located in Los Angeles, California, and as of May 1, 1998, Santee moved its operations to a newly constructed fluid milk processing plant in City of Industry. The Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized losses of $1.1 million and $2.7 million for the thirty-nine weeks ended June 29, 1997 and June 28, 1998, respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:

                                                     39 Weeks Ended
                                             ---------------------------------
                                             June 29, 1997       June 28, 1998
                                             -------------       -------------
                                                        (In thousands)
       Current Assets                          $     20,923       $     20,324
       Non-current assets                            67,027            109,800
       Current liabilities                           62,367             29,876
       Non-current liabilities                        3,044             82,804
       Shareholder's equity                          22,539             17,444

       Sales                                        136,020            127,428
       Gross Profit                                  12,176              5,588
       Net income (loss)                       $     (2,947)      $     (5,208)

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  JUNE 28, 1998


NOTE 3 - UNCONSOLIDATED AFFILIATE (CONTD.)

The Company accepted and paid a temporary increase in costs of approximately $1.2 million for product delivered by Santee to the Company during the five weeks of June 1998. The temporary increase in the cost of product is included in cost of goods sold for the quarter and year to date periods ended June 28, 1998. The Company believes the temporary increase in the cost of product delivered to the Company by Santee will continue through August 1998.


NOTE 4 - CONSULTING AGREEMENT AND COVENANT NOT TO COMPETE

         In March 1994, the Company entered into a five-year Consulting Agreement with Craig Corporation ("Craig"), previously a shareholder of the Company, whereby the Company paid Craig $1.5 million per year and Craig provided the Company with consultation and advise in connection with general business issues, financial management consulting, real estate acquisition and development and product diversification matters. Consulting fees expense amounted to $1,125,000 for the thirty-nine weeks ended June 29, 1997. The agreement to make consulting payments to Craig was terminated, at the election of the Company, in August 1997. Additionally, on March 8, 1994, the Company paid Craig $5.0 million which is amortized to earnings over the five-year term of the covenant not to compete included in the Consulting Agreement.

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

                           STATER BROS. HOLDINGS INC.
                                  JUNE 28, 1998


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

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the thirteen weeks and thirty-nine weeks ended June 29, 1997 and June 28, 1998.

                                          Thirteen Weeks       Thirty-Nine Weeks
                                          --------------       -----------------
                                          1997       1998       1997       1998
                                          ----       ----       ----       ----
Sales                                    100.00%    100.00%    100.00%    100.00%
Gross profit                              22.63      22.98      22.85      23.18
Operating expenses:
    Selling, general and
        administrative expense            19.07      20.89      19.24      20.33
    Depreciation and amortization           .78        .91        .76        .88
    Consulting fees                         .09          -        .09          -
Operating profits                          2.69       1.18       2.76       1.97
Interest income                             .17        .24        .13        .19
Interest expense                          (1.13)     (1.76)     (1.15)     (1.76)
Equity in (loss) from
    unconsolidated affiliate               (.13)      (.13)      (.09)      (.21)
Other income (loss) - (net)                 .02          -          -          -
Earnings (loss) before income taxes        1.62%      (.47%)     1.65%       .19%

Total sales for the thirteen weeks ended June 28, 1998 increased .90% and amounted to $431.3 million compared to $427.4 million for the like period in 1997. Total sales for the thirty-nine weeks year to date ended June 28, 1998 decreased .56% and amounted to $1,285.0 million, compared to $1,292.3 million for the same period in 1997. The decrease in sales in the year-to-date period of 1998 compared to 1997 was partially due to competitor new store openings and the introduction of competitor reward card programs. Comparable like store sales (like store sales as adjusted for the impact of the new store opening on surrounding like stores) for the third quarter of fiscal 1998 decreased .32% as compared to a decrease of 1.6% in the second quarter of fiscal 1998. Like store sales decreased .89% for the quarter and decreased 1.81% for the year to date period. The Company operated 112 supermarkets at June 28, 1998 and 110 supermarkets at June 29, 1997.

Gross profits for the thirteen weeks ended June 28, 1998, amounted to $99.1 million or 22.98% of sales compared to $96.7 million or 22.63% of sales in the same period of the prior year. For the thirty-nine week year to date period, gross profits increased to $297.9 million or 23.18% of sales compared to $295.2 million or 22.85% of sales in the prior year. The increase in gross profits in 1998 as a percent of sales, is due to the introduction of higher gross margin products, such as prepackaged gourmet vegetables, fresh cut flowers and expanded product offerings in the dairy, deli and frozen foods departments and a decrease in competitive pricing activity when compared to the prior year. The Company accepted and paid a temporary increase in costs of approximately $1.2 million for dairy product delivered by Santee to the Company during the five weeks of June 1998. The temporary increase in the cost of product is included in cost of goods sold for the quarter and year to

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTD.)

date periods ended June 28, 1998. The Company believes the temporary increase in the cost of product delivered to the Company by Santee will continue through August 1998.

Operating expenses include selling, general and administrative expenses, depreciation and amortization expenses and consulting fees. For the thirteen weeks ended June 28, 1998, selling, general and administrative expenses amounted to $90.1 million or 20.89% of sales compared to $81.5 million or 19.07% of sales for the like period of the prior year. For the year to date period, selling, general and administrative expenses amounted to $261.2 million or 20.33% of sales compared to $248.7 million or 19.24% of sales for the like period of the prior year. The increase in selling, general and administrative expenses in 1998 when compared to 1997 is due to the costs and expenses incurred to operate two additional supermarkets which were opened in the 1998 year to date period, increased labor costs due to contractual wage rate increases in collective bargaining agreements and increased advertising expenses. During the second and third quarters of fiscal 1998, the Company invested a combined total of approximately $2.1 million in additional advertising expenses in response to the introduction of competitors' reward card programs and to re-affirm the Company's strategy of Everyday Low Price leadership in its primary marketing areas. Additionally, commencing in April 1998, the Company was required to resume employer contributions to a previously over-funded collective bargaining unit Pension trust. Such employer contributions to the Pension trust had been suspended since 1994, and amounted to $2.4 million for the third quarter and year-to date periods in 1998.

Depreciation and amortization expenses amounted to $3.9 million and $11.3 million for the third quarter and year to date periods ended June 28, 1998, respectively. Depreciation and amortization expense amounted to $3.3 million and $9.9 million for the quarter and year to date periods of the prior year. Depreciation and amortization includes amortization of a prepaid five-year covenant not to compete between the Company and Craig which became effective as of March 8, 1994.

Effective March 8, 1994, and in conjunction with the Recapitalization Transaction, the Company entered into a consulting agreement with Craig Corporation whereby the Company was required to pay Craig Corporation $375,000 per quarter for up to five years. The agreement to make consulting payments to Craig was terminated at the election of the Company, in August 1997. Consulting fees expense amounted to $375,000 and $1,125,000 for the third quarter and year to date periods in fiscal 1997.

Operating profits for the third quarter of 1998 amounted to $5.1 million or 1.18% of sales, compared to $11.5 million or 2.69% of sales in the third quarter of 1997. Operating profits for the thirty-nine weeks year to date ended June 28, 1998, amounted to $25.3 million or 1.97% of sales, compared to $35.6 million or 2.76% of sales for the like period in 1997.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTD.)

Interest expense amounted to $7.6 million for the third quarter of 1998 compared to $4.9 million for the third quarter of fiscal 1997. For the year to date periods of 1998 and 1997, interest expense amounted to $22.6 million and $14.9 million, respectively. Interest expense in the third quarter includes amortization of $703,000 and $295,000, respectively, for 1998 and 1997 from fees and expenses incurred to acquire debt. Year to date amortization of fees and expenses incurred to acquire debt was $2.1 million in 1998 and $885,000 in 1997. The increases in interest expense and amortization of fees and expenses to acquire debt in fiscal 1998 when compared to fiscal 1997, was due to the Company's 9% Notes, which were issued in July 1997.

The increase in the Company's equity in loss from unconsolidated affiliate in the third quarter and year to date of fiscal 1998 was due primarily to start up expenses incurred to begin production in the new fluid milk processing facility located in City of Industry, California, net of additional income received by Santee from a temporary increase in the price of product sold to the owners of Santee of approximately $1.5 million. Additionally, sales and gross profits at Santee Dairies LLC ("Santee") decreased in 1998 due to a reduction of by-product bulk sales, such as cream, to unrelated third parties.

Loss before income tax benefits amounted to $2.0 million compared to income before income taxes of $6.9 million for the third quarters of 1998 and 1997, respectively. Income before income taxes amounted to $2.4 million and $21.4 million for the year to date periods of 1998 and 1997, respectively.

For the third quarter of 1998 the net loss amounted to $1.2 million compared to net income of $4.1 million for the prior year. For the year to date periods of 1998 and 1997, the net income amounted to $1.4 million and $12.6 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company's short-term Bank Credit Agreement is between a bank and Stater Bros. Markets, a wholly-owned subsidiary of the Company and consists of revolving credit facilities for working capital purposes of $15.0 million, all of which was available at June 28, 1998, and a $25.0 million standby letter of credit facility maintained pursuant to its workers' compensation and general liability self-insurance requirements. The Bank Credit Agreement, which was scheduled to expire on June 1, 1998, was extended through September 30, 1998.

Working capital amounted to $87.0 million at June 28, 1998 and $92.0 million at September 28, 1997, and the Company's current ratios were 1.75:1, and 1.81:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

The net cash provided by operating activities for the thirty-nine weeks ended June 28, 1998 amounted to $11.0 million and consisted of increases in accounts payable, inventories, other assets and prepaid expenses. The increase in losses associated with Santee Dairies was partially due to adverse effects of El Nino weather conditions which delayed completion of the new facility and start up costs and expenses incurred at the new facility.

Net cash provided by operating activities for the thirty-nine weeks ended June 29, 1997 amounted to $3.7 million and consisted of reductions in accounts payable net of decreases in inventories and the deferred tax benefits arising from the October 1996 sale and leaseback transaction. As of September 29, 1996, the Company had increased its inventory and related accounts payable in anticipation of the implementation of the Company's 60th Anniversary Marketing Program in the first quarter of fiscal 1997. Accordingly, as of June 29, 1997, the Company's investment in inventories and related accounts payable are reflected at more traditional balances. The increase in the deferred tax benefit of $2.1 million was due primarily to the timing difference between tax and book requirements for recognizing the gain and resulting tax liability from the October 1996 sale and leaseback transaction.

Net cash used by investing activities for the thirty-nine weeks ended June 28, 1998, amounted to $21.1 million, compared to net cash used by investing activities of $2.8 million for the same period of fiscal 1997. The difference in net cash used by investing activities between the comparable periods is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions and the Company's additional investment in Santee Dairies LLC. Capital expenditures for the thirty-nine week periods amounted to $20.3 million in 1998 compared to $14.3 million in the like period of 1997. During the thirty-nine weeks ended June 28, 1998, the Company remodeled eight supermarkets and opened two new 43,000 square foot supermarkets, one in Laguna Hills, California and one in Yucaipa, California.

In October 1996 (fiscal 1997), the Company completed a sale and leaseback transaction with an unrelated third party for four of the Company's supermarkets. The net proceeds from the sale of the four supermarkets amounted to approximately $16.0 million, which approximated fair market value. The Company entered into leases for the four supermarkets with initial terms of 20 years and with options available to the Company which extend the lease terms up to an additional 20 years. The Company believes the rents due under the leases approximate fair market rents. The gains from the sale of the supermarkets were approximately $2.5 million and were deferred and will be amortized into income over the initial term of the leases. In November 1996, for approximately $200,000, the Company increased its ownership in Santee Dairies, Inc. to 50%. Additionally, during the first quarter of fiscal 1997, the Company increased its investment in Santee Dairies, Inc. by approximately $4.8 million. Hughes Family Markets ("Hughes"), located in Irwindale, California, retained a 50% ownership in Santee Dairies, Inc. Both the

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

Company and Hughes subsequently exchanged all of the Common Stock of Santee Dairies, Inc. for equal interests in Santee Dairies Limited Liability Company. In May 1998, the Company increased its investment in Santee Dairies LLC, by contributing $1.1 million into Santee's capital structure. Hughes contributed a similar amount into Santee's capital structure. Santee Dairies, Inc. is a wholly-owned subsidiary of Santee Dairies LLC. Santee Dairies, Inc. operated a fluid milk processing plant in Los Angeles, California and constructed and operates a new fluid milk and other fluid dairy products processing plant in City of Industry, California. Mr. Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of Stater Bros. Markets also serves as Chairman of the Board and Chief Executive Officer of Santee. Santee provides the Company's supermarkets with a significant amount of high quality fluid milk and other dairy products.

Net cash used by financing activities amounted to $941,000 and $6.3 million for the thirty-nine weeks of fiscal 1998 and 1997, respectively, and consisted of payments on the Company's capitalized lease obligations and the accretion or payment of dividends on the Company's Series B Preferred Stock. In August 1997, the Company redeemed all of the outstanding shares of its Series B Preferred Stock for $69.4 million plus accrued and unpaid dividends.

The Company is subject to certain covenants associated with its 11% Senior Notes due 2001, its 9% Senior Subordinated Notes due 2004, and covenants included in the Bank Credit Agreement between a bank and Stater Bros. Markets, a wholly-owned subsidiary of the Company. As of June 28, 1998, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

THE BANK FACILITIES

Stater Bros. Markets, the Company's operating subsidiary, and Bank of America National Trust and Savings Association (the "Bank") entered into a Credit Agreement in March 1994, as amended and effective June 1, 1996, whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $15.0 million which was available at June 28, 1998 and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $25.0 million (collectively, the "Bank Facilities"). As of June 28, 1998, approximately $14.3 million of the LC Facility, which was available to the Company. The Bank Credit Agreement was scheduled to expire on June 1, 1998 and was extended through September 30, 1998. The Company intends to renew or replace its Bank Credit Agreement with a facility with terms and conditions at least as favorable as the existing Bank Credit Agreement.

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

As of June 28, 1998, for purposes of the Bank Facilities, Stater Bros. Markets was in compliance with all restrictive covenants and had (i) a current ratio of 1.87:1, (ii) tangible net worth and debt subordinated to the Bank of $226.5 million; (iii) a ratio of total liabilities to tangible net worth and debt subordinated to the Bank of 0.55:1 and (iv) a fixed charge coverage ratio (as defined in the Bank Facilities) of 1.29:1. If for any reason Stater Bros. Markets is unable to comply with the terms of the Bank Facilities, including the covenants contained therein, such noncompliance would result in an event of default under the Bank Facilities, and could result in acceleration of the payment of indebtedness then outstanding under the Bank Facilities or, in certain situations, the prohibition of payments of dividends or advances to the Company. In addition, no amendment, waiver or supplement may be made to the Indenture without the prior written consent of the Bank if such amendment, waiver or supplement adversely affects the rights of the Bank as lender to Stater Bros. Markets.

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

The Company is also subject to certain covenants associated with its 11% Senior Notes due 2001 and its 9% Senior Subordinated Notes due 2004. As of June 28, 1998, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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

The 9% Notes are due in 2004 and are general unsecured obligations of the Company, subordinated in right of payment to the 11% Senior Notes and all other present and future Senior Indebtedness of the Company, including the Company's obligations under the revolving credit agreement and effectively subordinated to all indebtedness and other obligations of the subsidiaries of the Company. Interest on the 9% Notes is payable semi-annually in arrears on January 1 and July 1 of each year. The proceeds from the issuance of the 9% Notes were used (approximately) as follows; (a) $69.4 million to redeem all of the outstanding shares of the Company's Series B Preferred Stock, (b) $4.6 million to pay accrued dividends on the Series B Preferred Stock, (c) $4.9 million to obtain the consent from the holders of the Company's 11% Notes to permit the issue of the 9% Notes, (d) $2.0 million to La Cadena for a financial advisory fee relating to the transaction, and (e) $3.4 million for fees and expenses of the transaction. The remaining proceeds from the issuance of the 9% Notes were used for general corporate purposes, including capital expenditures. The 9% Notes are also listed and trade on the American Stock Exchange.

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

YEAR 2000 COMPLIANCE

The efficient operations of the Company are dependent, in part, upon its computer software programs, systems and processes (collectively, the "Information Systems"). The Company's Information Systems are used in several key areas of the Company, including, but not limited to, supermarket operations, warehousing and distribution, merchandising and purchasing, inventory management, and accounting and financial reporting. The Company is in the process of updating its Information Systems for Year 2000 compliance requirements. Additionally, the Company has also been in communication with some of its vendors, financial institutions and others whose computer software, programs and information systems may interface with those of the Company to assess the status of their compliance with Year 2000 requirements. Failure of companies (that the Company conducts business with) to comply with the Year 2000 requirements could have an adverse effect on the Company's operations.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPLIANCE (CONTD.)

Based on the information currently available, the Company believes it will meet the Year 2000 compliance requirements through a combination of Information Systems modifications and through the acquisition of new equipment and technology that are Year 2000 compliant. The Company believes that costs required to replace or modify Information Systems, including scheduled replacements of in-store Point of Sale equipment, will approximate $7.7 million, of which $6.8 million will be capitalized and $900,000 will be expensed. Through June 28, 1998, the Company has incurred capitalized expenditures of $1.9 million and expenses of $160,000. The Company believes that it will successfully achieve compliance with the year 2000 requirements, however no assurances can be given that the Company's Information Systems and its vendors, financial institutions and others will be successful in achieving Year 2000 compliance.

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

                           STATER BROS. HOLDINGS INC.
                                  JUNE 28, 1998

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



      Date:  August 10, 1998               /s/    Jack H. Brown
                                           -------------------------
                                           Jack H. Brown
                                           Chairman of the Board, President,
                                           and Chief Executive Officer



      Date:  August 10, 1998               /s/    Dennis N. Beal
                                           --------------------------
                                           Dennis N. Beal
                                           Senior Vice President, Finance and
                                           Chief Financial Officer
                                           (Chief Accounting Officer)