Form 10-K405
period 1998-09-27
STATER BROS HOLDINGS INC
filed 1998-12-23
CIK 882829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended:  September 27, 1998

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition from ____ to ____

                        Commission file number 001-13222

                           STATER BROS. HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                             33-0350671
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)



             21700 Barton Road
             Colton, California                                 92324
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (909) 783-5000

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X] NO [ ].

        No voting stock of the registrant is held by non-affiliates of the registrant.

        Number of shares of the registrant's Common Stock, $.01 par value, outstanding as of December 11, 1998--Class A Common Stock - 50,000 shares.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           STATER BROS. HOLDINGS INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                     PART I

                                                                                Page Number
                                                                                -----------
Item 1   Business..............................................................       3
Item 2   Properties............................................................      10
Item 3   Legal Proceedings.....................................................      10
Item 4   Submission of Matters to a Vote of Security Holders...................      11



                                     PART II

Item 5   Market for the Registrant's Common Equity and Related Stockholder
                 Matters.......................................................     11
Item 6   Selected Financial Data...............................................     12
Item 7   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.........................................     14
Item 8   Financial Statements and Supplementary Data...........................     23
Item 9   Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure..........................................     23


                                    PART III

Item 10  Directors and Executive Officers of the Registrant....................     24
Item 11  Executive Compensation................................................     26
Item 12  Security Ownership of Certain Beneficial Owners and Management........     28
Item 13  Certain Relationships and Related Transactions........................     29



                                     PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......     32

         Signatures............................................................     35

                                     PART I

ITEM 1. BUSINESS


GENERAL

Stater Bros. Holdings Inc. was incorporated in Delaware in 1989 and together with its wholly-owned subsidiaries, Stater Bros. Markets and Stater Bros. Development, Inc., (collectively "Stater Bros." or the "Company") were founded in 1936 when the first Stater Bros. Market opened in Yucaipa, California. The Company is a leading supermarket chain in Southern California, operating 112 supermarkets in the Inland Empire Region of Southern California.

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

The Company utilizes a central warehouse and distribution facility which provides the Company's supermarkets with approximately 84% of the merchandise they offer for sale. The Company's warehouse and distribution facilities encompass approximately 1,017,000 square feet and include a 118,000 square foot modern produce facility that was constructed in 1989 as well as facilities for grocery, meat, frozen foods, health and beauty aids and bakery products.

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

In July 1997, the Company issued $100 million of 9% Senior Subordinated Notes due 2004 (the "9% Notes") under Rule 144A of the Securities Act of 1933. Proceeds from the issuance of the 9% Notes were used as follows (a) $69.4 million to redeem the Series B Preferred Stock, (b) $4.6 million to pay accrued dividends due from the Series B Preferred Stock, (c) $4.9 million to obtain consents from the holders of the Company's 11% Senior Notes due 2001 to permit the issue of the 9% Notes, (d) $2.0 million to La Cadena for financial advice relating to the transaction, (e) $3.4 million for fees and expenses of the transaction. The remaining proceeds from the issuance of the 9% Notes were used for general corporate purposes, including capital expenditures. The 9% Notes are listed and trade on the American Stock Exchange.

BUSINESS STRATEGY

STORE PROFILE AND LOCATIONS

The Company's existing supermarkets have well-established locations and low overhead expenses, including fixed rent payments in most supermarkets. In addition, the Company believes that its existing supermarkets are well-maintained and generally require capital expenditures only for customary maintenance. An average Stater Bros. supermarket is approximately 30,000 square feet, while newly constructed Stater Bros. supermarkets range from approximately 35,300 to 43,200 square feet. Stater Bros. supermarkets typically utilize approximately 72% of total square feet for retail selling space. The Company operates its supermarkets with minimal back-room storage space because of the close proximity of its distribution facility to its store locations. Generally, all Stater Bros. supermarkets are similarly designed and stocked thereby allowing Stater Bros. customers to find items easily in any of the Company's supermarkets.

Substantially all of the Company's 112 supermarkets are located in neighborhood shopping centers in well-populated residential areas. The Company endeavors to locate its supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.

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

STORE EXPANSION AND REMODELING

The Company has historically focused its expansion in the Inland Empire. Such expansion has been accomplished through improving and remodeling existing stores and constructing new supermarkets rather than by acquiring other supermarket operations. The number of supermarkets operated by the Company has grown from 82 in September 1979 to 112 as of September 27, 1998. The Company intends to continue to expand its existing supermarket operations by enlarging and remodeling existing supermarkets and constructing new supermarkets. The Company may also make selective acquisitions of existing supermarkets, if such opportunities arise.

ITEM 1. BUSINESS (CONTD.)


STORE EXPANSION AND REMODELING (CONTD.)

The Company monitors sales and profitability of its operations on a store-by-store basis and enlarges, remodels or replaces stores in light of their performance and management's assessment of their future potential. Approximately 54% of the Company's supermarkets have been either newly constructed or remodeled within the last five years. Minor remodels cost between $100,000 and $250,000 and typically include new fixtures, a change in decor, and the addition of one or more specialty service departments such as a delicatessen or bakery. Major remodels cost in excess of $250,000 and typically involve more extensive refurbishment of the store's interior and often increase the retail selling space per store. Expansions entail enlargement of the store building and typically includes breaking through an exterior wall. The primary objectives of remodelings and expansions are to improve the attractiveness of supermarkets, increase sales of higher margin product categories and, where feasible, to increase selling area. The Company conducts all of its new construction and remodeling through its wholly-owned subsidiary, Stater Bros. Development, Inc., which serves as the general contractor for all Company construction projects.

The following table sets forth certain statistical information with respect to the Company's supermarket expansion and remodeling for the periods indicated.

                                                   Fiscal Year Ended
                             ------------------------------------------------------------
                             Sept. 25,    Sept. 24,    Sept. 29,    Sept. 28,   Sept. 27,
                               1994         1995         1996         1997        1998
                             ---------    ---------    ---------    ---------   ---------
Number of supermarkets:
  Opened..................        3           --            1           --           2
  Replaced................       (1)          --           (1)          --          --
  Closed..................       --           (1)          --           --          --
  Total at end of year....      111          110          110          110         112
  Minor Remodel...........        4            8            8           13           5
  Major Remodel...........       --           --            8            1           6
  Expansion...............       --            1           --           --          --


Beyond 1998, the Company plans to open approximately two to four new stores per year, based upon a number of factors, including customer demand, market conditions, profitability, costs of opening, and availability of financing for such new stores. The Company's plans with respect to major and minor remodels, expansion and new construction are reviewed continually and are revised, if appropriate, to take advantage of marketing opportunities. The Company finances its new store construction primarily from cash provided by operating activities and short-term borrowings under its credit facilities. Long-term financing of new stores generally will be obtained through either sale/leaseback transactions or secured long-term financings. However, no assurances can be made as to the availability of such financings. The Company opened a new replacement supermarket in Loma Linda, California in December 1998 which is not included in the table above.

WAREHOUSE AND DISTRIBUTION FACILITIES

The Company's warehouse and distribution facilities and administrative offices are located in Colton, California, and encompass approximately 1,017,000 square feet. The facilities include warehouses for grocery, produce and deli products, meats and frozen products, health and beauty aids and bakery merchandise. Management believes that its existing warehouse and distribution facilities are adequate to meet its currently identified expansion plans. Approximately 84% of the products offered for sale in the Company's supermarkets are processed through the Company's warehouse and distribution facilities.

ITEM 1. BUSINESS (CONTD.)


WAREHOUSE AND DISTRIBUTION FACILITIES (CONTD.)

The Company's warehouse and distribution facilities are centrally located and are an average distance of approximately 30 miles from its supermarkets. Most supermarkets can be reached without using the most congested portions of the Southern California freeway system.

The Company's transportation fleet consists of modern well-maintained vehicles. As of September 27, 1998, the Company operated approximately 107 tractors and 302 trailers, approximately 5% of which were leased by the Company. The Company also operates a repair terminal at the Colton distribution facility.

PURCHASING AND MARKETING

The Company uses an aggressive Everyday Low Price ("EDLP") format supported by radio, TV, newspaper and direct mail advertising programs as an integral part of its purchasing and marketing strategy to provide its customers with the best overall supermarket value in its primary market areas. The Company supplements its everyday low price structure with chain-wide temporary price reductions on selected food and non-food merchandise. The geographic location of the Company's supermarkets allows it to reach its target consumers through a variety of media and the Company aggressively advertises its everyday low prices through local and regional newspapers, direct mail and printed circulars as well as advertisements on radio and television.

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

ITEM 1. BUSINESS (CONTD.)


SANTEE DAIRIES, LLC

The Company and Hughes Family Markets ("Hughes") currently each own a 50% interest in Santee Dairies Limited Liability Company ("Santee LLC"), and have jointly owned Santee Dairies, Inc. ("Santee") since 1986. Santee is a wholly-owned subsidiary of Santee LLC. Santee operates one of the largest dairy plants in California and provides fluid milk products to the Company, Hughes, and other customers in Southern California. Santee processes, packages and distributes whole milk, low-fat and non-fat milk, as well as orange juice, fruit drinks and certain cultured milk products under the Knudsen, Foremost and certain store brand names. Santee is the exclusive licensee of the Knudsen trademark from Kraft Foods, Inc. for fluid milk, juices and certain cultured milk products in the Southern California market. In addition, Santee is the exclusive licensee for Foremost Farms USA, Cooperative of the Foremost trademark for fluid milk in Southern California. Santee also processes, packages and distributes Hershey chocolate milk under license. In calendar 1997, Santee processed approximately 69 million gallons of fluid products, including 60 million gallons of fluid milk. Total revenues in Santee's fiscal year ended December 27, 1997 were $169.7 million, of which approximately 29% were sales to the Company and approximately 12% were from sales to Hughes. Santee also sells to unaffiliated supermarkets, independent food distributors, military bases and food service providers in Southern California.

Santee's prior dairy plant was built in 1914 and due to its age, Santee was required to make significant expenditures for repairs and maintenance over the past several years. In order to provide a consistent source of milk, fluid milk products and other dairy products to accommodate expected expansion, Santee constructed a new dairy plant in City of Industry, California (the "New Facility"). The New Facility is expected to increase Santee's capacity to process milk to approximately 250,000 to 350,000 gallons per day, with the ability to expand capacity to approximately 500,000 gallons per day. The Company expects that the New Facility, when fully operational, will also lower Santee's costs of producing fluid milk and other products. However, as with any major construction and capital expenditure project, the realization of these anticipated benefits is subject to a number of risks and uncertainties and there can be no assurance that these benefits will be realized.

Construction costs of the New Facility (excluding capitalized interest, transition and training costs), are estimated to be approximately $91.5 million. However, there can be no assurance that the cost of the new dairy will not exceed this amount. To provide the funds necessary to finance the construction, Santee issued $80 million of senior secured notes (the "Santee Notes") in a private placement. The Company does not guarantee payment of the Santee Notes.

Stater Bros. Markets entered into a Fluid Milk and Other Products Requirements Agreement (the "Product Purchase Agreement") with Santee. The term of the Product Purchase Agreement is for ten years and requires that Stater Bros. Markets purchase essentially the same type of products from Santee's New Facility and to purchase from Santee a minimum volume of products each year equal to approximately 80% of such products purchased by Stater Bros. Markets in its 1996 fiscal year. The price for products charged by Santee to Stater Bros. Markets, may increase or decrease, subject to the financial performance of Santee and the price charged for products shall not, under any circumstances, be adjusted to include any amount of principal on indebtedness of Santee which is owing solely by reason of acceleration of principal payments under any loan agreement. Additionally, if as a result of one of several events (an Alternative Rate Event), Santee causes the interest rate charged on its debt to be increased (an Alternative Rate), then the price charged for products shall be reset to Market Price which is substantially the same price Santee charges to customers other than its owners for the same product. Stater Bros. Markets believes it is currently charged in excess of Market Price for the products it is currently purchasing from Santee. The Company continues to explore alternatives available to it regarding its investment in Santee.

ITEM 1. BUSINESS (CONTD.)


SANTEE DAIRIES, LLC (CONTD.)

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

During fiscal 1998, the Company installed in fifteen stores, NCR's new generation of electronic scan systems, the 7452 ACS Scan System, and will install an additional 28 systems during fiscal 1999. These new systems are more customer oriented, operate more efficiently and reduce the time required to check out customers.

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

EMPLOYEES

The Company has approximately 8,700 employees, approximately 600 of whom are management and administrative employees and approximately 8,100 of whom are hourly employees. Approximately 69% of the Company's employees work part-time. Substantially all of the Company's hourly employees are members of either the United Food & Commercial Workers or International Brotherhood of Teamsters labor unions and are represented by several different collective bargaining agreements. The Company's collective bargaining agreements, with the United Food & Commercial Workers, which covers the largest number of employees, were renewed in October 1995 and expire in October 1999. The International Brotherhood of Teamsters agreement was renewed in September 1998 and expires in September 2002.

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

ITEM 1. BUSINESS (CONTD.)


COMPETITION (CONTD.)

Given the wide assortment of products it offers, the Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. The Company's primary competitors include Lucky, Vons, Albertson's, Ralphs, and a number of independent supermarket operators.

GOVERNMENT REGULATION

The Company is subject to regulation by a variety of governmental authorities, including federal, state and local agencies that regulate trade practices, building standards, labor, health, safety and environmental matters and regulate the distribution and sale of alcoholic beverages, tobacco products, milk and other agricultural products and other food items.

ENVIRONMENTAL

During fiscal 1998, the Company removed all of its underground gasoline fuel storage tanks and remediated the surrounding soils, where necessary. The costs incurred in 1998 to remove the underground gasoline storage tanks and to remediate the surrounding soils amounted to approximately $84,000. During fiscal 1997, the Company removed all of its underground diesel fuel storage tanks and related diesel refueling equipment from its Colton, California distribution facility. The costs incurred during fiscal 1997 to remove the underground diesel fuel storage tanks and to remediate the surrounding soils, amounted to approximately $330,000. The Company refuels its transportation equipment at several off-site locations which are owned and operated by an unrelated third party.

Environmental remediation costs incurred over the past five years have been approximately $684,000, in the aggregate, including remediation costs of approximately, $8,000 in 1995, $80,000 in 1996, $330,000 in 1997 and $174,000 in
1998. Management believes that any such future remediation costs will not have an adverse material effect on the financial condition or results of operations of the Company.

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

Based on the information currently available, the Company believes it will meet the Year 2000 compliance requirements through a combination of Information Systems modifications and through the acquisition of new equipment and technology that are Year 2000 compliant. The Company believes that costs required to replace or modify Information Systems, including scheduled replacements of in-store Point of Sale equipment, will approximate $8.4 million, of which $6.9 million will be capitalized and $1.5 million will be expensed. Through September 27, 1998, the Company has incurred capitalized expenditures of $3.2 million and expenses of $340,000. The Company believes that it will successfully achieve compliance with the year 2000 requirements, however, no assurances can be given that the Company's Information Systems and it's vendors, financial institutions and other will be successful in achieving Year 2000 compliance.

ITEM 2. PROPERTIES


The Company leases its warehouse and distribution facilities located in Colton, California, and management believes that its warehouse and distribution facilities are well maintained and are adequate to serve the currently identified expansion plans of the Company.

The following schedule presents the Company's warehouse and distribution facilities by product classification and the size of each facility as of December 11, 1998.

                                                                                      Square
  Facility                                                                              Feet
  --------                                                                           -------
  Grocery......................................................................       416,000
  Forward-buy grocery..........................................................       237,000
  Produce/deli.................................................................       118,000
  Meat/frozen..................................................................       116,000
  Health and beauty aids.......................................................        35,000
  Bakery.......................................................................        21,000
  Support and administrative offices...........................................        74,000
                                                                                    ---------
      Total....................................................................     1,017,000
                                                                                    =========

As of December 11, 1998, the Company owned 24 of its supermarkets and leased the remaining 88 supermarkets. Management believes that its supermarkets are well maintained and adequately meet the expectations of its customers. The Company operates 112 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles and Kern. The following schedule reflects the Company's store counts by size, county, and the number of stores that are either leased or owned as of December 11, 1998.

                             No. of Stores                               Total Square Feet
                     ----------------------------     ---------------------------------------------------
                                                       Under     24,001-    29,001-    34,001-    39,001-
County               Total       Owned     Leased     24,000     29,000     34,000     39,000     45,000
------               -----       -----     ------     ------     ------     ------     ------     -------
San Bernardino.....    46          9         37         --         18         10         14          4
Riverside..........    35          7         28         --         15         14          5          1
Orange.............    16          7          9          1         13         --          1          1
Los Angeles........    13          1         12         --         11          1          1         --
Kern...............     2         --          2         --         --          1          1         --
                      ---        ---        ---        ---        ---        ---        ---        ---

Total..............   112         24         88          1         57         26         22          6
                      ===        ===        ===        ===        ===        ===        ===        ===

Subsequent to fiscal year end, in December 1998, the Company opened a new 37,400 square foot replacement supermarket in Loma Linda, California, which is included in the table above.



ITEM 3. LEGAL PROCEEDINGS


In the ordinary course of its business, the Company is party to various legal actions which the Company believes are incidental to the operation of the business of the Company and its subsidiaries. The Company records an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. The Company believes that the outcome of such legal proceedings to which the Company is currently a party will not have a material adverse effect upon its results of operations or its consolidated financial condition.

ITEM 3.         LEGAL PROCEEDINGS (CONTD.)

On May 2, 1993, the Company was named as a defendant along with all of the other major supermarket chains located in the Los Angeles County area in a class action complaint filed in the California Superior Court in Los Angeles, California, alleging among other things that the milk pricing policies of each of the defendants violate certain antitrust laws and regulations under California law. In this class action lawsuit, Barela et al. v. Ralphs Grocery Co. et al., plaintiffs sought unspecified damages. The Company has recently entered into a settlement agreement of this case which settlement does not involve payment of monetary damages and is currently being processed through the courts for approval. Such settlement will not have an adverse material effect on the results of operations or financial condition of the Company.

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

ENVIRONMENTAL MATTERS

During fiscal 1998, the Company removed all of its underground gasoline fuel storage tanks and remediated the surrounding soils, where necessary. The costs incurred in 1998 to remove the underground gasoline storage tanks and to remediate the surrounding soils amounted to approximately $84,000. During fiscal 1997, the Company removed all of its underground diesel fuel storage tanks and related diesel refueling equipment from its Colton, California distribution facility. The costs incurred during fiscal 1997 to remove the underground diesel fuel storage tanks and to remediate the surrounding soils, amounted to approximately $330,000. The Company refuels its transportation equipment at several off-site locations which are owned and operated by an unrelated third party.

Environmental remediation costs incurred during the last five years have been approximately $684,000, in the aggregate, including remediation costs of approximately $8,000 in 1995, $80,000 in 1996, $330,000 in 1997 and $174,000 in
1998. Management believes that any such future remediation costs will not have an adverse material effect on the financial condition or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                      None



                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


     (a) Market Information
                There is no established public trading market for the Company's common equity.

     (b) Holders
                La Cadena Investments holds 50,000 shares, or 100% of the Company's Class A Common Stock.

     (c) Dividends
                No dividends were paid in fiscal years 1998, 1997, and 1996 on the common equity of the Company and the Company does not intend to pay dividends on its common equity in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA


The following table sets forth historical financial data derived from the audited financial statements of the Company as of and for the fiscal years ended September 25, 1994, September 24, 1995, September 29, 1996, September 28, 1997 and September 27, 1998. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements of the Company and related notes thereto contained elsewhere herein. The information included in "Other Operating and Financial Data" and "Store Data" is unaudited.



                                                                          FISCAL YEARS ENDED
                                         -----------------------------------------------------------------------------------
                                          SEPT. 25,          SEPT. 24,       SEPT. 29,(7)        SEPT. 28,          SEPT. 27,
                                            1994               1995              1996              1997              1998
                                         -----------       -----------       -----------       -----------       -----------
                                                              (In thousands of dollars except per share and store data)
STATEMENT OF EARNINGS DATA:
Sales..................................  $ 1,539,717       $ 1,579,895       $ 1,705,332       $ 1,717,924       $ 1,726,107
Cost of goods sold.....................    1,199,794         1,227,355         1,315,726         1,326,410         1,323,522
                                         -----------       -----------       -----------       -----------       -----------
Gross profit...........................      339,923           352,540           389,606           391,514           402,585
Selling, general and administrative
  expenses.............................      297,474           308,332           328,242           333,199           353,075
Depreciation and amortization..........      11,656            11,756            12,583            13,265            15,434
Consulting fees(1).....................          830             1,500             1,525             1,458                --
                                         -----------       -----------       -----------       -----------       -----------
Total operating expenses...............      309,960           321,588           342,350           347,922           368,509
                                         -----------       -----------       -----------       -----------       -----------
Operating profit.......................       29,963            30,952            47,256            43,592            34,076

Interest and other income..............          775             1,049             1,757             3,110             3,061
Interest expense.......................      (15,501)          (20,076)          (20,258)          (21,563)          (30,206)
Equity in earnings (loss) from
  unconsolidated affiliate.............         (592)             (980)           (1,624)           (2,313)           (2,941)
                                         -----------       -----------       -----------       -----------       -----------
Income before income taxes,
  extraordinary charge and
  cumulative effect of a change
  in accounting for income taxes.......       14,645            10,945            27,131            22,826             3,990
Income taxes...........................        5,856             4,218            11,120             9,359             1,459
                                         -----------       -----------       -----------       -----------       -----------
Income before extraordinary charge
  and cumulative effect of a change
  in accounting for income taxes.......        8,789             6,727            16,011            13,467             2,531
Extraordinary (charge)(2)..............       (8,036)               --                --                --                --
Cumulative effect of a change in
  accounting for income taxes(5).......          372                --                --                --                --
                                         -----------       -----------       -----------       -----------       -----------
Net income.............................        1,125             6,727            16,011            13,467             2,531
Preferred dividends....................          327                --             4,111             6,166                --
                                         -----------       -----------       -----------       -----------       -----------
Income available to common
  stockholders.........................  $       798       $     6,727       $    11,900       $     7,301       $     2,531
                                         ===========       ===========       ===========       ===========       ===========
Earnings per common share before
  extraordinary charge and
  cumulative effect of a change
  in accounting for income taxes.......  $     84.62       $     67.27       $    165.28       $    146.02       $     50.62
Earnings per common share..............  $      7.98       $     67.27       $    165.28       $    146.02       $     50.62


                                                   (FOOTNOTES ON FOLLOWING PAGE)

ITEM 6.         SELECTED FINANCIAL DATA (CONTD.)

                                                                                   FISCAL YEARS ENDED
                                                  -----------------------------------------------------------------------------
                                                   SEPT. 25,        SEPT. 24,      SEPT. 29,(7)      SEPT. 28,         SEPT. 27,
                                                     1994             1995            1996             1997              1998
                                                   ---------        ---------      ---------         ---------         ---------
                                                            (In thousands of dollars except per share and store data)
BALANCE SHEET DATA (END OF FISCAL YEAR):
Working capital.................................. $  41,422        $  45,014        $  63,473        $  92,013        $  90,725
Total assets.....................................   306,489          314,082          338,294          358,477          364,318
Long-term notes and mortgages payable............   165,000          165,000          165,000          265,000          265,000
Long-term capitalized lease obligations..........     9,187            8,099            6,917            5,661            4,350
Other long-term liabilities......................    15,765           13,772           12,858           11,348           12,009
Series B Preferred Stock.........................        --               --           69,365               --               --
Common stockholders' equity (deficit)............     6,851           13,578          (43,887)         (36,586)         (34,055)
Dividends declared per share:
  Common Stock................................... $     400               --               --               --               --
  Class A Common Stock...........................        --               --               --               --               --
  10.5% Series B Preferred Stock.................        --               --        $    5.93        $    8.91               --

Other Operating and Financial Data:
Sales increases (decreases):
  Total stores...................................       0.9%             2.6%             7.9%             0.7%             0.5%
  Like stores (comparable 52-weeks)..............      (0.7%)            1.2%             6.3%             2.6%            (1.0%)
EBITDA(3)........................................ $  45,802        $  42,777        $  59,972        $  57,654        $  49,630
Operating profit................................  $  29,963        $  30,952        $  47,256        $  43,592        $  34,076
Ratio of earnings to fixed charges(4)...........      1.47x            1.36x            1.53x            1.23x            1.03x
Gross profit as a percentage of sales...........     22.08%            22.31%           22.85%           22.79%           23.32%
Selling, general and administrative
  expenses as a percentage of sales.............      19.32%           19.52%           19.25%           19.40%           20.46%

STORE DATA:
Number of stores (at end of fiscal year)........        111              110              110              110              112
Average sales per store (000s)..................  $  13,997        $  14,298        $  15,503        $  15,617        $  15,551
Average store size:
  Total square feet.............................     28,617           28,717           28,809           28,809           29,061
  Selling square feet...........................     20,708           20,773           20,845           20,845           20,991
Total square feet (at end of fiscal year) (000s)      3,177            3,159            3,169            3,169            3,255
Total selling square feet (at end of fiscal
  year) (000s)..................................      2,299            2,285            2,293            2,293            2,351
Sales per average total sq. ft..................  $     492        $     499        $     538        $     542        $     537
Sales per average selling sq. ft................  $     680        $     689        $     744        $     749        $     743


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

(7) The year ending September 29, 1996 was a 53-week year, whereas fiscal years 1994, 1995, 1997 and 1998 were 52-week years.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparisons between the 1996, 1997 and 1998 fiscal years are difficult due to the additional week in the 1996 fiscal year and the additional long-term debt incurred in 1997. Fiscal year 1996 was a 53-week fiscal year, whereas fiscal years 1997 and 1998 consisted of 52 weeks.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)


RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the 52-week fiscal years ended September 27, 1998 and September 28, 1997 and the 53-week fiscal year ended September 29, 1996.

                                                   Fiscal Years Ended
                                         -------------------------------------
                                          1996           1997           1998
                                         ------         ------         -------
Sales                                    100.00%        100.00%        100.00%
Gross profit                              22.85          22.79          23.32
Operating expenses:
  Selling, general and
     administrative expense               19.25          19.40          20.46
  Depreciation and amortization             .74            .77            .89
  Consulting fees                           .09            .08             --
Operating profit                           2.77           2.54           1.97
Interest income                             .11            .18            .18
Interest (expense)                        (1.19)         (1.26)         (1.75)
Equity in (loss) from
  unconsolidated affiliate                 (.10)          (.13)          (.17)
Other income (expense) net                   --             --             --
Earnings before income taxes               1.59%          1.33%           .23%

Total sales amounted to $1.726 billion in the 52-week 1998 fiscal year compared to $1.718 billion in the 52-week 1997 fiscal year, and $1.705 billion in the 53-week 1996 fiscal year. Like-store sales for comparable 52-week periods decreased 1.0% in 1998 compared to increases of 2.6% in fiscal 1997 and 6.3% in fiscal 1996. The increase in like-store sales in fiscals 1997 and 1996 was due to many factors including slight improvements in the Southern California economy and favorable customer response to the Company's merchandising expansion and upgrading program which included expanding product offerings in the deli, bakery, frozen foods and dairy departments and continuing with the introduction of fresh cut flowers and prepackaged vegetables into most of the Company's supermarkets. Additionally, like store sales were impacted by the departure of a competitor from the market place.

During the second quarter of the Company's fiscal 1996, Smith's Food & Drug ("Smith's"), announced the termination of its Southern California operations and began closing all of its supermarkets located in Southern California. Approximately fifteen Smith's supermarkets competed with the Company. As of September 29, 1996, nine Smith's supermarkets remained closed and as of September 28, 1997, five Smith's supermarkets remained closed. Accordingly, the Company's sales in fiscal 1996 were aided by a direct competitor leaving the market place. Sales for fiscal 1997 and 1998 were adversely effected as competitors periodically acquired and reopened the vacated Smith's supermarkets. Management believes it has been successful in attracting and retaining many of the previous Smith's customers to its supermarkets.

Gross profits increased to $402.6 million or 23.32% in 1998 compared to $391.5 million or 22.79% of sales in 1997 and $389.6 million or 22.85% of sales in 1996. The increase in gross profits, as a percent of sales in fiscal year 1998 was due to the introduction of higher gross margin products achieved through the Company's merchandising expansion and upgrading programs including significant investments in product display fixtures. The decrease in gross profits as a percentage of sales in 1997 when compared to 1996, was due to aggressive competitive pricing in selected areas of Southern California in the third and fourth quarters of fiscal 1997. The Company adjusts its pricing strategy as necessary to retain its every day low price marketing position.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)


RESULTS OF OPERATIONS (CONTD.)

Operating expenses include selling, general and administrative expenses, depreciation and amortization, and consulting fees expenses. In fiscal year 1998, selling, general and administrative expenses amounted to $353.1 million or 20.46% of sales compared to $333.2 million or 19.40% of sales in 1997 and $328.2 million or 19.25% of sales in 1996. Selling, general and administrative expenses for fiscal 1998 included expenses incurred to operate two additional supermarkets and non-recurring advertising expenses of approximately $2.1 million incurred in the second and third quarters to re-affirm the Company's strategy of Every Day Low Price leadership in its primary marketing areas and to advertise the Company's successful No Club Card strategy. Additionally, commencing in April 1998, the Company was required to resume employer contributions of approximately $750,000 per month to a previously over-funded collective bargaining pension trust. Such employer contributions had been suspended since 1994. In fiscal 1997, selling, general and administrative expenses increased as a percentage of sales due to contractual increases in collective bargaining employees rates of pay and increases in fixed expenses such as rent expense, utilities, depreciation and supermarket supplies expenses. In fiscal 1996, selling, general and administrative expenses decreased as a percent of sales primarily due to the additional week in the 53-week 1996 fiscal year and a non-recurring reduction to expenses of approximately $3.8 million from a two month suspension of employer contributions to an over funded collective bargaining health and welfare benefit trust. Employer contributions and related suspensions of payments, if applicable, to the collective bargaining trusts are subject to, but not limited to, labor agreements funding requirements, regulatory statutes, actuarial calculations and performance of plan assets.

Depreciation and amortization expenses amounted to $15.4 million in 1998 compared to $13.3 million in 1997 and $12.6 million in 1996 and includes amortization of $1.0 million in 1998, 1997 and 1996, from a $5.0 million prepaid five-year covenant not to compete included in a Consulting Agreement between the Company and Craig, which became effective March 8, 1994 as part of the Recapitalization Transaction.

Since January 1, 1989, the Company has entered into various consulting agreements with its then stockholders, La Cadena and Craig, that required them to provide consultation and advice to the Company in connection with general business, financial, management consulting, real estate acquisition and development, and product diversification matters. These consulting agreements with its stockholders terminated on September 26, 1993. In March 1994, the Company entered into a new five-year Consulting Agreement with Craig Corporation, whereby the Company paid Craig $1.5 million per year and Craig provided the Company with consultation and advice in connection with general business issues, financial, management consulting, real estate acquisition and development and product diversification matters. Consulting fees expense amounted to $1.5 million in 1997 and 1996. The agreement to make annual consulting payments to Craig was terminated, at the election of the Company, in August 1997.

Operating profits amounted to $34.1 million or 1.97% of sales in 1998 compared to $43.6 million or 2.54% of sales in 1997 and $47.3 million or 2.77% of sales in 1996.

Interest expense amounted to $30.2 million, $21.6 million and $20.2 million for the 1998, 1997 and 1996 fiscal years, respectively. The increase in interest expense in 1998 was due to the issuance of $100 million of 9% Senior Subordinated Notes due 2004 which were issued in July 1997 and remain outstanding. Interest expense included amortization of fees and expenses incurred to acquire debt of $2.8 million in 1998, $1.5 million in 1997 and $1.2 million in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)


RESULTS OF OPERATIONS (CONTD.)

The increase in the Company's equity in loss from unconsolidated affiliate in fiscal years 1998, 1997 and 1996 resulted from increased depreciation expense as a result of Santee's decision to not exercise an option to extend the lease of the old facility located in Los Angeles, California for ten years, but to vacate the facility which reduced the economic lives of certain assets and negotiated a two year lease extension in that facility which increased rent expense during the two year lease extension for the Los Angeles, California facility. Santee vacated the Los Angeles, California facility in March 1998 and thereafter occupied a new facility which is located in City of Industry, California. Additionally, during fiscal 1998, the Company's equity in loss from unconsolidated affiliate included costs and expenses incurred to relocate to the new City of Industry facility and costs incurred to start up and commission the new plant. Since June 1998, the Company has accepted and paid approximately $4.3 million (approximately $1.0 million per month) from a temporary increase in the cost of dairy products purchased from Santee by the Company. The temporary increase in the costs of products purchased from Santee is included in cost of goods sold. Senior Management of Santee has informed the Company, and the Company believes, that the temporary price increases will continue through March 1999, but no assurances can be provided that the temporary price increases will cease on or before March 1999. The Company continues to explore alternatives available to it regarding its investment in Santee.

Income before income taxes amounted to $4.0 million, $22.8 million and $27.1 million for the 1998, 1997 and 1996 fiscal years, respectively.

Net income amounted to $2.5 million in 1998, $13.5 million in 1997 and $16.0 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds generated from operations and from borrowings from short-term revolving credit facilities. The Company's credit agreement as amended, expires in June 2000, and consists of a revolving credit facility for working capital of $15.0 million, which was available at September 27, 1998 and a standby letter of credit facility with a maximum availability of $25.0 million, of which $14.2 million was available at September 27, 1998. Such standby letter of credit facility is maintained pursuant to the Company's workers' compensation and general liability self-insurance requirements.

The Company had no short-term borrowings outstanding at fiscal years end 1998, 1997 and 1996, and the Company did not incur short-term borrowings during fiscal years 1998, 1997 and 1996.

Working capital amounted to $90.7 million at September 27, 1998 and $92.0 million at September 28, 1997 and $63.5 million at September 29, 1996. The Company's current ratios were 1.78:1, 1.81:1 and 1.50:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Net cash provided by operating activities amounted to $26.4 million in 1998, $9.6 million in 1997 and $27.9 million in 1996. Fluctuations in operating assets and liabilities are not unusual in the industry. The change in net cash provided by operating activities between 1998, 1997 and 1996 is primarily due to fluctuations in inventories and related accounts payable. In September 1996, the Company increased its inventory and related accounts payable in anticipation of the implementation of the Company's 60th Anniversary Marketing Program in the first quarter of fiscal 1997 and the subsequent decrease in accounts payable in the first quarter of 1997. Fiscal 1998 reflects a return to a more traditional year end balance of accounts payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)


LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

Net cash used in financing activities during fiscal 1998 amounted to $1.3 million and consisted of reductions in capitalized lease obligations. Net cash provided by financing activities in fiscal 1997 amounted to $12.8 million and consisted of the issuance of $100 million of 9% Notes, redemption of the Series B Preferred Stock for $69.365 million, costs and expenses to issue debt of $10.5 million, payment of dividends on the Series B Preferred Stock of $6.2 million and reduction to amounts due on capitalized lease obligations of $1.2 million.

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

Net cash used in financing activities in fiscal year 1996 amounted to $5.2 million. Net cash used in financing activities in 1996 reduced amounts due under capitalized lease obligations by $1.1 million. Effective March 8, 1996, the Company converted its outstanding Common Stock for 693,650 shares of its 10.5% Series B Preferred Stock, stated value $100 per share. Dividends paid or accrued for the 10.5% Series B Preferred Stock amounted to $4.1 million in 1996.

Net cash used in investing activities for the 1998, 1997 and 1996 fiscal years, amounted to $27.0 million, $8.6 million and $3.8 million, respectively. The difference in net cash used in investing activities between the comparable periods in 1998, 1997 and 1996 was due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions. Capital expenditures amounted to $26.3 million in 1998, $20.3 million in 1997 and $22.4 million in 1996. Capital expenditures for 1998 included costs to complete construction and to open two supermarkets, to begin construction on a third supermarket (which opened in December 1998) and to complete five minor and six major remodels. Additionally, during fiscal 1998, the Company installed 15 new NCR 7452 scan systems in its supermarkets. Capital expenditures for 1998 were funded through cash flow from operations.

Capital expenditures for 1997 amounted to $20.3 million and included costs incurred to complete thirteen minor remodels and one major remodel, acquire one supermarket site and to remodel a perishable products warehouse. Two supermarkets were under construction during fiscal 1997. Capital expenditures for fiscal 1997 were funded from the proceeds of the October 1996 sale and leaseback transaction and from a portion of the net proceeds from the July 1997 issuance of the 9% Notes.

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

Capital expenditures for 1996 amounted to $22.4 million and included costs incurred to construct a replacement supermarket and to complete eight major remodels and eight minor remodels and capital expenditures incurred to acquire store equipment to support the 1996 merchandising expansion and upgrade program. Capital expenditures in 1996 were financed primarily by proceeds from the January 1996 sale and leaseback of five supermarkets.

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

In November 1996, for approximately $200,000, the Company increased its ownership in Santee Dairies, Inc. to 50%. Additionally, during the first quarter of fiscal 1997, the Company increased its investment in Santee Dairies, Inc. by approximately $4.8 million. Hughes Family Markets ("Hughes"), located in Irwindale, California retained a 50% ownership in Santee. Both the Company and Hughes subsequently exchanged all of the Common Stock of Santee Dairies, Inc. for equal interests in Santee Dairies Limited Liability Company. In May 1998, the Company increased its investment in Santee Dairies LLC by contributing $1.1 million into Santee's capital structure. Santee Dairies, Inc. is a wholly owned subsidiary of Santee Dairies LLC. Santee Dairies, Inc. operates a fluid milk processing plant in City of Industry, California. Santee provides the Company's supermarkets with a significant amount of high quality fluid milk and other dairy products.

Management believes that cash capital expenditures for fiscal 1999 will be approximately $22.0 million.

Management believes that operating cash flow, supplemented by capital expenditures financings obtained through capital and operating leases, will be sufficient to meet the Company's currently identified operating needs and scheduled capital expenditures. However, there can be no assurance that such lease financings will be available to the Company.

The Company operated 112 supermarkets at September 27, 1998 and operated 110 supermarkets at September 28, 1997 and September 29, 1996.

The Company's supermarkets had approximately 3.3 million retail square feet at September 27, 1998 and approximately 3.2 million retail square feet at September 28, 1997 and September 29, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)


LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

     THE BANK FACILITIES

Stater Bros. Markets, the Company's operating subsidiary, and Bank of America National Trust and Savings Association (the "Bank") entered into a Credit Agreement in March 1994, as amended and effective June 1, 1996, whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $15.0 million which was available at September 27, 1998 and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $25.0 million (collectively, the "Bank Facilities"). As of September 27, 1998, approximately $14.2 million of the LC Facility was available to the Company. The Bank Credit Agreement expires on June 1, 2000.

The Bank Facilities also contain certain financial and other covenants applicable to Stater Bros. Markets, including without limitation, requirements to (i) maintain a minimum current ratio of at least 1.20:1; (ii) maintain minimum tangible net worth plus debt subordinated to the Bank (as defined) of at least $190.0 million; (iii) maintain a ratio of total liabilities to tangible net worth plus debt subordinated to the Bank of not in excess of 1.30:1; (iv) maintain a minimum fixed charge coverage ratio (as defined) of at least 1.10:1 for each consecutive four fiscal quarters beginning with the four fiscal quarters ending on Stater Bros. Markets' 1996 fiscal year end; (v) limit the sale of assets; (vi) prohibit additional indebtedness except for normal trade credit and indebtedness secured only by real property constructed or acquired within the prior twelve months; (vii) prohibit additional liens except for liens for indebtedness secured by real property pursuant to clause (v); (viii) prohibit the acquisition of other business entities; (ix) restrict the payment of dividends (as discussed below); (x) prohibit changes of ownership; (xi) prohibit the liquidation, consolidation or merger of the business; and (xii) repay all advances outstanding under the Operating Facility and not draw any new advances for at least 5 calendar days each month.

As of September 27, 1998, for purposes of the Bank Facilities, Stater Bros. Markets was in compliance with all restrictive convenants and had (i) a current ratio of 1.86:1, (ii) tangible net worth and debt subordinated to the Bank of $234.4 million; (iii) a ratio of total liabilities to tangible net worth and debt subordinated to the Bank of 0.55:1 and (iv) a fixed charge coverage ratio (as defined in the Bank Facilities) of 1.51:1. If for any reason Stater Bros. Markets is unable to comply with the terms of the Bank Facilities, including the covenants contained therein, such noncompliance would result in an event of default under the Bank Facilities, and could result in acceleration of the payment of indebtedness then outstanding under Bank Facilities or, in certain situations, the prohibition of payments of dividends or advances to the Company. In addition, no amendment, waiver or supplement may be made to the Indenture without the prior written consent of the Bank if such amendment, waiver or supplement adversely affects the rights of the Bank as lender to Stater Bros. Markets.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)


LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

     THE BANK FACILITIES (CONTD.)

The Company is also subject to certain covenants associated with its 11% Senior Notes due 2001 and its 9% Senior Subordinated Notes due 2004. As of September 27, 1998, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.


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

     LABOR RELATIONS

The Company and other major supermarket employers in Southern California negotiated a four-year contract, beginning October 1995, with the United Food and Commercial Workers Union. The Company's collective bargaining agreement with the International Brotherhood of Teamsters was renewed in 1998 and expires in September 2002. Management believes it has good relations with its employees.


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

Based on the information currently available, the Company believes it will meet the Year 2000 compliance requirements through a combination of Information Systems modifications and through the acquisition of new equipment and technology that are Year 2000 compliant. The Company believes that costs required to replace or modify Information Systems, including scheduled replacements of in-store Point of Sale equipment, will approximate $8.4 million, of which $6.9 million will be capitalized and $1.5 million will be expensed. Through September 27, 1998, the Company has incurred capitalized expenditures of $3.2 million and expenses of $340,000. The Company believes that it will successfully achieve compliance with the year 2000 requirements, however, no assurances can be given that the Company's Information Systems and it's vendors, financial institutions and other will be successful in achieving Year 2000 compliance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)


RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"; No. 130, "Reporting on Comprehensive Income"; and No. 131, "Disclosures about Segments of an Enterprise and Related Information", all of which were adopted by the Company in its fiscal year ending on September 27, 1998 (fiscal 1998). The adoption of SFAS No. 128, No. 130 and No. 131 did not have material effect on its financial position or its results of operations in fiscal 1998.


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

The Company conducts business in one industry segment, the operation of retail food supermarkets, which offer for sale to the public most merchandise typically found in supermarkets. The supermarket industry is highly competitive and is characterized by low profit margins. The Company's primary competitors include Lucky, Vons, Albertson's, Ralphs, and a number of independent supermarket operators. Competitive factors typically include the price, quality and selection of products offered for sale, customer service, and the convenience and location of retail facilities. The Company monitors competitive activity and Senior Management regularly reviews the Company's marketing and business strategy and periodically adjusts them to adapt to changes in the Company's primary trading area.


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


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    Page Number
                                                                                    -----------
Report of Independent Auditors......................................................     F-2

Consolidated Balance Sheets at September 29, 1996, September 28, 1997 and
     September 27, 1998.............................................................     F-3

Fiscal years ended September 29, 1996, September 28, 1997 and September 27,
     1998:

        Consolidated Statements of Income...........................................     F-5

        Consolidated Statements of Cash Flows.......................................     F-6

        Consolidated Statements of Stockholders' Equity (Deficit)...................     F-8

Notes to Consolidated Financial Statements..........................................     F-9


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

         NAME                        AGE                              POSITION
         ----                        ---                              --------
Jack H. Brown......................   59     Chairman of the Board, President
                                               and Chief Executive Officer

Donald I. Baker....................   57     Executive Vice President

H. Harrison Lightfoot..............   60     Group Senior Vice President - Development

A. Gayle Paden.....................   62     Group Senior Vice President - Human Resources

Dennis N. Beal.....................   48     Senior Vice President - Finance
                                               and Chief Financial Officer

Bruce D. Varner....................   62     Director and Secretary

Thomas W. Field, Jr................   64     Vice Chairman of the Board of Directors


BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

     Jack H. Brown has been President and Chief Executive Officer of the Company since June 1981 and Chairman of the Board since 1986. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly-owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 46 years. Mr. Brown has a majority interest and is the managing general partner of La Cadena Investments.

     Donald I. Baker has been Executive Vice President of the Company since October 1998. Mr. Baker joined the Company in November 1983 as Vice President-Warehouse and Transportation and was Group Senior Vice President-Administration from July 1996 to October 1998. From July 1992 to July 1996, Mr. Baker was Group Senior Vice President-Human Resources and Distribution. From August 1986 to July 1992, Mr. Baker was Senior Vice President-Human Resources and Distribution. Mr. Baker has approximately 32 years of experience in the supermarket industry. Prior to joining the Company, Mr. Baker was employed by American Community Stores Corporation, Inc., a subsidiary of Cullum Companies, Inc., a publicly held corporation, from 1972 to 1983 in various capacities including Vice President of Retail Operations, and was also employed by Kroger Company from 1966 to 1972.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTD.)


BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS (CONTD.)


     H. Harrison Lightfoot has been Group Senior Vice President-Development since May 1998 and was Group Senior Vice President-Retail Operations of the Company from June 1986 to May 1998. Mr. Lightfoot has served the Company for 44 years in various capacities, including store manager, buyer, general supervisor and Vice President. Mr.
Lightfoot is a general partner of La Cadena Investments.

     A. Gayle Paden has been Group Senior Vice President-Human Resources since May 1998 and was Group Senior Vice President-Distribution from July 1996 to May 1998. Mr. Paden joined the Company in 1986 as Group Senior Vice President-Administration and served in that capacity until July 1996. Mr. Paden was previously with Lucky Stores for 35 years where he served in various capacities, the most recent of which was President of the Southern California Food Division.

     Dennis N. Beal has been Senior Vice President-Finance and Chief Financial Officer since May 1998 and was Vice President of Finance and Chief Financial Officer of the Company from September 1992 to May 1998. Mr. Beal was Vice President and Controller of American Stores Company from 1989 to 1992 and Vice President and Controller of subsidiaries of American Stores Company from 1987 to 1989 and served in various financial positions since 1981. Mr. Beal, a certified public accountant, was also a partner in the accounting firm of Bushman, Daines, Rasmussen & Wisan and served in various capacities with the firm from 1974 to 1981.

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

     Thomas W. Field, Jr. has been Vice Chairman of the Board of Directors of the Company since May 1998 and a Director of the Company since 1994. He has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field was President of American Stores Company from 1981 to 1984 and was President of Alpha Beta Company from 1976 to 1984. Mr. Field was a Director of American Stores Company from 1979 to 1984. Mr. Field is a nationally recognized and highly regarded supermarket executive. Mr. Field has held various positions in the Supermarket Industry for over 40 years and serves as a Director for several companies including, Campbell Soup Company and Maxicare.

ITEM 11. EXECUTIVE COMPENSATION


The following table summarizes the compensation for services rendered during the prior three fiscal years paid to the CEO and the four most highly compensated executive officers other than the CEO of the Company:

                                                    ANNUAL COMPENSATION
                                     -----------------------------------------------------
                                                                              OTHER ANNUAL         ALL OTHER
NAME AND                                        SALARY          BONUSES       COMPENSATION       COMPENSATION
PRINCIPAL POSITION                   YEAR        ($)           ($)(4)(5)           ($)            ($)(1)(2)(3)
------------------                   ----     ---------      ------------     ------------       --------------
Jack H. Brown                        1998     $ 879,000      $          -        $    -            $  26,000
  Chairman, President and            1997     $ 800,000      $  1,650,000        $    -            $  28,889
  Chief Executive Officer            1996     $ 729,500      $    595,000        $    -            $  27,201

H. Harrison Lightfoot                1998     $ 311,000      $          -        $    -            $       -
  Group Senior Vice                  1997     $ 297,500      $    140,000        $    -            $   2,865
  President, Development             1996     $ 281,500      $    130,000        $    -            $   1,701

A. Gayle Paden                       1998     $ 279,500      $         -         $    -            $       -
  Group Senior Vice                  1997     $ 269,000      $     55,000        $    -            $   8,246
  President, Human Resources         1996     $ 256,500      $     50,000        $    -            $   1,701

Donald I. Baker                      1998     $ 234,000      $          -        $    -            $       -
  Executive Vice President           1997     $ 210,000      $     90,000        $    -            $   1,820
                                     1996     $ 187,500      $     80,000        $    -            $   1,701

Dennis N. Beal                       1998     $ 168,000      $          -        $    -            $       -
  Senior Vice President-Finance      1997     $ 160,000      $     80,000        $    -            $   5,702
  and Chief Financial Officer        1996     $ 150,500      $     55,000        $    -            $   1,701



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

(3) Includes Mr. Brown's Director Fees for 1996, 1997 and 1998 which amounted to $25,500, $25,500, and $26,000, respectively.

(4) Bonuses to be paid to the Named Executive Officers for fiscal 1998 had neither been calculated nor awarded as of December 18, 1998, the latest practical date.

(5) The Board of Directors of Stater Bros. Holdings Inc. unanimously awarded Mr. Brown a one-time bonus for his expertise in handling the July 1997 issuance of the 9% Senior Subordinated Notes. The amount is included in his 1997 Bonus.


                             STOCK OPTIONS AND SARs

                                      None

ITEM 11. EXECUTIVE COMPENSATION (CONTD.)


PENSION PLAN

The Company's Pension Plan for Salaried Employees (the "Pension Plan") is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee's compensation for each year up to the social security wage base, plus 2.15 percent of the employee's compensation for each year in excess of the social security wage base. The Named Executive Officers have the following years of credited service under the Pension Plan as of September 27, 1998: Jack H. Brown - 17 years, H. Harrison Lightfoot - 44 years, A. Gayle Paden - 12 years, Donald I. Baker - 15 years and Dennis N. Beal - 5 years.

The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with the Company. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 1998 retirees with ten or more years of service at retirement is $130,000. The maximum annual compensation that may be considered for 1998 retirees is $160,000.

                                                            PENSION PLAN TABLE

                                                              YEARS OF SERVICE
                                    --------------------------------------------------------------------------
    REMUNERATION                         15              20             25              30              35
    ------------                    -----------    ------------    ------------    -----------     -----------
     $100,000..................     $    23,367    $     31,156    $     38,945    $    46,734     $    54,523
      150,000..................          39,492          52,656          65,820         78,984          92,148
      200,000..................          55,617          74,156          92,695        111,234         129,773
      250,000..................          71,742          95,656         119,570        143,484         167,398
      300,000..................          87,867         117,156         146,445        175,734         205,023
      350,000..................         103,992         138,656         173,320        207,984         242,648
      400,000..................         120,117         160,156         200,195        240,234         280,273
      450,000..................         136,242         181,656         227,070        272,484         317,898
      500,000..................         152,367         203,156         253,945        304,734         355,523


COMPENSATION OF DIRECTORS

Directors of the Company are paid an annual fee of $25,000 plus $500 for each board meeting attended.

EMPLOYMENT AND SEVERANCE AGREEMENTS

There are no written employment contracts between the Company and any Named Executive Officer. The Company's severance policies generally provide for two weeks of severance pay to full-time, non-bargaining unit employees for every year of service to the Company, up to a maximum of twelve weeks.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of December 11, 1998, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by
(a) each person known by the Company to beneficially own more than 5% of such stock, (b) each director of the Company, (c) each of the Named Executive Officers, and (d) all directors and executive officers of the Company as a group:

                                                           Shares of
                                                        Class A Common           Percentage of
                                                            Stock                  Class A
Name and Address                                          Beneficially          Common Stock
of Beneficial Owner                                         Owned                 Outstanding
-------------------                                     ---------------         --------------
La Cadena Investments(1).......                            50,000                  100%
Jack H. Brown(1)(2)............                            50,000                  100%
H. Harrison Lightfoot(1)(2)....                            50,000                  100%
Richard C. Moseley(1)(2).......                            50,000                  100%
A. Gayle Paden(2)..............                                --                    --
Donald I. Baker(2).............                                --                    --
Dennis N. Beal(2)..............                                --                    --
Bruce D. Varner(2).............                                --                    --
Thomas W. Field, Jr.(2)........                                --                    --
All directors and executive
 officers as a group
 (7 persons)(1)................                            50,000                  100%

---------------

(1) The 50,000 outstanding shares of the Company's Class A Common Stock are owned by La Cadena Investments and may be deemed to be beneficially owned by the partners of La Cadena Investments. The general partners of La Cadena Investments are Jack H. Brown, Richard C. Moseley and H. Harrison Lightfoot. Mr. Brown has the majority interest and is the managing general partner of La Cadena Investments and has the power to vote the shares of the Company owned by La Cadena Investments on all matters. Certain La Cadena issues, such as the disposition of such shares of the Company, may require approval of 60% of the voting power of La Cadena Investments. Accordingly, Messrs. Brown, Moseley and Lightfoot may be deemed to have shared voting power or shared investment power with respect to the shares owned by La Cadena Investments, and such individuals therefore may be deemed to be the beneficial owners thereof. The address of La Cadena Investments is 3750 University Avenue, Suite 610, Riverside, California 92501.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Mr. Bruce D. Varner and the law firm of Varner, Saleson & Dobler LLP, of which Mr. Varner is a partner, have performed legal services in the past for the Company. The total cost of such legal services incurred by the Company during fiscal 1998 was approximately $1.6 million. The Company believes that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner, Saleson & Dobler LLP were at least as fair to the Company as could have been obtained from unaffiliated law firms. The Company expects such services to continue in the future.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTD.)


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

                        10.8    (1) Letter Agreement regarding Consulting
                                    Agreement, dated March 8,1994, by and
                                    between the Company, Craig and CMI.

                        10.9    (1) Second Amended and Restated Stock Agreement
                                    dated January 12, 1994, by and among the Company, Craig, CMI, La Cadena and James J.
                                    Cotter.

                        10.10   (1) Security Agreement dated March 8, 1994, by
                                    and between the Company and Craig.

                        10.12   (1) Credit Agreement dated March 8, 1994, by and
                                    between Stater Bros. Markets and Bank of
                                    America Trust and Savings Association.

                        10.12(a)(2) Amendment dated June 23, 1995 to the
                                    Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of
                                    America Trust and Savings Association.

                        10.12(b)(3) Amendment dated July 22, 1996 to the
                                    Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of
                                    America Trust and Savings Association.

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

                        21      (1) Subsidiaries of the Company.

                        27          Financial Data Schedule

                        --------------------------------------------------------

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


         (b)          Reports on Form 8-K
                      None

                           STATER BROS. HOLDINGS INC.
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1998
                                    FORM 10-K

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       December 18, 1998               Stater Bros. Holdings Inc.
-----------------------------
             Date


                                       By: /s/  Jack H. Brown
                                           -------------------------------------
                                                Jack H. Brown
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer


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


        SIGNATURE                                 TITLE                                  DATE
        ---------                                 -----                                  ----
  /s/  Jack H. Brown                    Chairman of the Board, President           December 18, 1998
----------------------------------      and Chief Executive Officer
       Jack H. Brown                    and Director (Principal
                                        Executive Officer)



  /s/   Thomas W. Field, Jr.            Vice Chairman of the Board                 December 18, 1998
----------------------------------      and Director
        Thomas W. Field, Jr.




  /s/   Bruce D. Varner                 Secretary and Director                     December 18, 1998
-----------------------------------
        Bruce D. Varner




  /s/   Dennis N. Beal                  Senior Vice President - Finance            December 18, 1998
------------------------------------    and Chief Financial Officer
        Dennis N. Beal                  (Principal Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 Page Number
                                                                                 -----------
Report of Independent Auditors...................................................     F-2

Consolidated Balance Sheets at September 29, 1996,
     September 28, 1997 and September 27, 1998...................................     F-3

Fiscal years ended September 29, 1996, September 28, 1997 and September 27,
     1998:

        Consolidated Statements of Income........................................     F-5

        Consolidated Statements of Cash Flows....................................     F-6

        Consolidated Statements of Stockholders' Equity (Deficit)................     F-8

Notes to Consolidated Financial Statements.......................................     F-9

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
Stater Bros. Holdings Inc.

     We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. and subsidiaries as of September 29, 1996, September 28, 1997 and September 27, 1998, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the 53-week period then ended for 1996 and for each of the 52-week periods then ended for 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. and subsidiaries as of September 29, 1996, September 28, 1997 and September 27, 1998, and the consolidated results of their operations and their cash flows for the 53-week period then ended for 1996 and for each of the 52-week periods then ended for 1997 and 1998 in conformity with generally accepted accounting principles.




                                                               ERNST & YOUNG LLP
Riverside, California
December 1, 1998

                           STATER BROS. HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                        SEPT. 29,     SEPT. 28,     SEPT. 27,
                                                          1996          1997          1998
                                                        --------      --------      --------
Current Assets
    Cash and cash equivalents ....................      $ 45,279      $ 59,086      $ 57,281
    Receivables ..................................        19,009        21,481        20,451
    Inventories ..................................       117,372       115,513       116,274
    Prepaid expenses .............................         3,357         4,667         5,176
    Deferred income taxes ........................         4,710         2,978         4,588
    Properties held for sale .....................         1,787         1,342         3,969
                                                        --------      --------      --------

Total current assets .............................       191,514       205,067       207,739


Investment in unconsolidated affiliate ...........         7,626        10,313         8,472


Property and equipment
    Land .........................................        18,688        16,443        15,924
    Buildings and improvements ...................        89,856        87,605        94,794
    Store fixtures and equipment .................        78,570        86,644       100,781
    Property subject to capital leases ...........        14,368        14,368        14,368
                                                        --------      --------      --------
                                                         201,482       205,060       225,867


    Less accumulated depreciation and amortization        87,267        96,203       107,513
                                                        --------      --------      --------
                                                         114,215       108,857       118,354


Deferred income taxes ............................         5,295         4,699         2,449
Deferred debt issuance costs, net ................         5,221        14,273        12,294
Lease guarantee escrow ...........................         6,701         8,069         9,629
Other assets .....................................         7,722         7,199         5,381
                                                        --------      --------      --------

Total assets .....................................      $338,294      $358,477      $364,318
                                                        ========      ========      ========


          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED BALANCE SHEETS (CONTD.)
                      (In thousands, except share amounts)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  SEPT. 29,       SEPT. 28,        SEPT. 27,
                                                                     1996           1997             1998
                                                                  ---------       ---------       ---------
Current Liabilities
    Accounts payable .......................................      $  79,271       $  66,834       $  65,553
    Accrued payroll and related expenses ...................         23,981          23,851          25,363
    Other accrued liabilities ..............................         23,607          21,113          24,788
    Current portion of capital lease obligations ...........          1,182           1,256           1,310
                                                                  ---------       ---------       ---------

Total current liabilities ..................................        128,041         113,054         117,014

Long-term debt, less current portion .......................        165,000         265,000         265,000
Capital lease obligations, less current portion ............          6,917           5,661           4,350
Long-term portion of self-insurance and other reserves .....         10,332           7,409           8,284
Other long-term liabilities ................................          2,526           3,939           3,725
10.5% Cumulative Series B Preferred Stock:
    (stated value $100 per share)
       Authorized shares - 693,650
       Issued and outstanding shares -
          693,650 in 1996, and 0 in 1997 and 1998 ..........         69,365              --              --

Stockholders' equity (deficit) Common Stock, $.01 par value:
       Authorized shares - 100,000
       Issued and outstanding shares -
          0 in 1996, 1997 and 1998 .........................             --              --              --
    Class A Common Stock, $.01 par value:
       Authorized shares - 100,000
       Issued and outstanding shares -
          50,000 in 1996, 1997 and 1998 ....................              1               1               1
    Additional paid-in capital .............................         12,715          12,715          12,715
    Retained earnings (deficit) ............................        (41,953)        (49,302)        (46,771)
    Less option to acquire stock ...........................        (14,650)             --              --
                                                                  ---------       ---------       ---------

Total stockholders' equity (deficit) .......................        (43,887)        (36,586)        (34,055)
                                                                  ---------       ---------       ---------

Total liabilities and stockholders' equity (deficit) .......      $ 338,294       $ 358,477       $ 364,318
                                                                  =========       =========       =========



          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share and share amounts)


                                                                     FISCAL YEAR ENDED
                                                      -----------------------------------------------
                                                       53 WEEKS          52 WEEKS          52 WEEKS
                                                      -----------------------------------------------
                                                       SEPT. 29,          SEPT. 28,        SEPT. 27,
                                                          1996              1997              1998
                                                      -----------       -----------       -----------
Sales ..........................................      $ 1,705,332       $ 1,717,924       $ 1,726,107
Cost of goods sold .............................        1,315,726         1,326,410         1,323,522
                                                      -----------       -----------       -----------
Gross profit ...................................          389,606           391,514           402,585

Operating expenses:
    Selling, general and administrative expenses          328,242           333,199           353,075
    Depreciation and amortization ..............           12,583            13,265            15,434
    Consulting fees ............................            1,525             1,458                --
                                                      -----------       -----------       -----------
Total operating expenses .......................          342,350           347,922           368,509
                                                      -----------       -----------       -----------

Operating profit ...............................           47,256            43,592            34,076

Interest income ................................            1,929             3,034             3,059
Interest expense ...............................          (20,258)          (21,563)          (30,206)
Equity in (loss) from unconsolidated affiliate .           (1,624)           (2,313)           (2,941)
Other income (expense) - net ...................             (172)               76                 2
                                                      -----------       -----------       -----------

Income before income taxes .....................           27,131            22,826             3,990
Income taxes ...................................           11,120             9,359             1,459
                                                      -----------       -----------       -----------
Net income .....................................           16,011            13,467             2,531

    Less preferred dividends ...................            4,111             6,166                --
                                                      -----------       -----------       -----------
Net income available to common shareholders ....      $    11,900       $     7,301       $     2,531
                                                      ===========       ===========       ===========

Earnings per common share ......................      $    165.28       $    146.02       $     50.62
                                                      ===========       ===========       ===========

Average common shares outstanding ..............           72,000            50,000            50,000
                                                      ===========       ===========       ===========

Common shares outstanding at end of year .......           50,000            50,000            50,000
                                                      ===========       ===========       ===========



          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               FISCAL YEAR ENDED
                                                                   -----------------------------------------
                                                                   53 WEEKS        52 WEEKS        52 WEEKS
                                                                   -----------------------------------------
                                                                   SEPT. 29,       SEPT. 28,       SEPT. 27,
                                                                      1996           1997             1998
                                                                   ---------       ---------       ---------
OPERATING ACTIVITIES:
Net income ..................................................      $  16,011       $  13,467       $   2,531
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization ...........................         12,583          13,265          15,434
    Deferred income taxes ...................................         (2,238)          2,328             640
    Loss (gain) on disposals of assets ......................            172             (75)             (2)
    Net undistributed loss in unconsolidated affiliate ......          1,624           2,313           2,941
    Changes in operating assets and liabilities:
     (Increase) decrease in receivables .....................         (3,132)         (2,472)          1,030
     (Increase) decrease in inventories .....................        (10,226)          1,859            (761)
     (Increase) decrease in prepaid expenses ................            234          (1,310)           (509)
     (Increase) decrease in other assets ....................          1,738            (629)            557
     Increase (decrease) in accounts payable ................         11,667         (12,437)         (1,281)
     Increase (decrease) in accrued liabilities and long-term
      portion of self-insurance reserves ....................           (514)         (6,649)          5,848
                                                                   ---------       ---------       ---------

Net cash provided by operating activities ...................         27,919           9,660          26,428
                                                                   ---------       ---------       ---------


FINANCING ACTIVITIES:
Proceeds from long-term debt ................................             --         100,000              --
Debt issuance cost ..........................................             --         (10,513)             --
Redemption of preferred stock ...............................             --         (69,365)             --
Common stock exchanged for preferred stock ..................        (69,365)             --              --
Preferred stock issued and exchanged for common stock .......         69,365              --              --
Principal payments on long-term debt and capital
  lease obligations .........................................         (1,087)         (1,182)         (1,257)
Dividends paid on preferred stock ...........................         (4,111)         (6,166)             --
                                                                   ---------       ---------       ---------

Net cash provided by (used in) financing activities .........      $  (5,198)      $  12,774       $  (1,257)
                                                                   =========       =========       =========



          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTD.)
                                 (In thousands)


                                                                            FISCAL YEAR ENDED
                                                                 ---------------------------------------
                                                                 53 WEEKS      52 WEEKS       52 WEEKS
                                                                 ---------------------------------------
                                                                 SEPT. 29,      SEPT. 28,      SEPT. 27,
                                                                   1996           1997           1998
                                                                 --------       --------       --------
INVESTING ACTIVITIES:
Investments in unconsolidated affiliate ...................      $     --       $ (5,000)      $ (1,100)
Purchase of property and equipment ........................       (22,415)       (20,268)       (26,278)
Proceeds from sale of property and equipment and properties
  held for sale ...........................................        18,665         16,641            402
                                                                 --------       --------       --------
Net cash (used in) investing activities ...................        (3,750)        (8,627)       (26,976)
                                                                 --------       --------       --------

Net increase (decrease) in cash and cash equivalents ......        18,971         13,807         (1,805)
Cash and cash equivalents at beginning of year ............        26,308         45,279         59,086
                                                                 --------       --------       --------

Cash and cash equivalents at end of year ..................      $ 45,279       $ 59,086       $ 57,281
                                                                 ========       ========       ========

Interest paid .............................................      $ 21,360       $ 18,859       $ 27,133
Income taxes paid .........................................      $  9,725       $  6,500       $  1,000



          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)


                                                                                                     OPTION
                                                           CLASS A     ADDITIONAL     RETAINED         TO
                                            COMMON         COMMON       PAID-IN       EARNINGS      ACQUIRE
                                            STOCK           STOCK       CAPITAL       (DEFICIT)      STOCK
                                            ------         -------     ----------     ---------     --------
Balances at September 24, 1995 .....      $      1       $      1      $ 12,715      $ 15,511        $(14,650)
    Conversion of Common Stock for
       Series B Preferred Stock ....            (1)            --            --       (69,364)            --
    Net income for 53 weeks ended
       September 29, 1996 ..........            --             --            --        16,011             --
    Preferred stock dividends paid .            --             --            --        (4,111)            --
                                          --------       --------      --------      --------       --------

Balances at September 29, 1996 .....            --              1        12,715       (41,953)       (14,650)
    Net income for 52 weeks ended
       September 28, 1997 ..........            --             --            --        13,467             --
    Preferred stock dividends paid .            --             --            --        (6,166)            --
    Exercise Option to Acquire Stock            --             --            --       (14,650)        14,650
                                          --------       --------      --------      --------       --------

Balances at September 28, 1997 .....            --              1        12,715       (49,302)            --
    Net income for 52 weeks ended
       September 27, 1998 ..........            --             --            --         2,531             --
                                          --------       --------      --------      --------       --------

Balances at September 27, 1998 .....      $     --       $      1      $ 12,715      $(46,771)      $     --
                                          ========       ========      ========      ========       ========


          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1998

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     Stater Bros. Holdings Inc. (the "Company") is engaged primarily in the operation of retail supermarkets. As of September 27, 1998, the Company operated 112 retail food supermarkets under the name "Stater Bros." The Company's supermarkets are located principally in the "Inland Empire" area of Southern California - San Bernardino, Riverside and the eastern portions of Los Angeles, Orange and Kern counties. The Company and its predecessor companies have operated retail grocery stores under the "Stater Bros." name in the Inland Empire since 1936.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stater Bros. Markets ("Markets") and Stater Bros. Development, Inc. All significant inter-company transactions have been eliminated in consolidation.

     Fiscal Year

     The Company's fiscal year ends on the last Sunday in September. The fiscal years ended September 28, 1997 and September 27, 1998 were 52-week years and the fiscal year ended September 29, 1996 was a 53-week year.

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

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTD.)

     Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"; No. 130, "Reporting on Comprehensive Income"; and No. 131, "Disclosures about Segments of an Enterprise and Related Information", all of which were adopted by the Company at the beginning of its fiscal year ending on September 27, 1998 (fiscal 1998). Adoption of SFAS No. 128, No. 130 and No. 131 did not have a material adverse effect on the Company's financial position or its results of operations in fiscal 1998.

     Property and Equipment

     Property and equipment are stated at cost and are depreciated or amortized, principally on the straight-line method over the estimated useful lives of the assets, and for capitalized leases over the initial lease term or the estimated economic life of the asset.

     The average economic lives are as follows:

                                                                    Range       Most Prevalent
                                                                    -----       --------------
         Buildings and improvements.......................      8 - 30 Years      25 Years
         Store furniture and equipment....................      3 - 10 Years      5 Years
         Property subject to capital leases...............      Life of Lease     25 Years

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



NOTE 2 - DEBT

     Long-term debt consisted of the following:

                                                Sept. 29,     Sept. 28,     Sept. 27,
                                                  1996          1997          1998
                                                ---------     ---------     ---------
                                                          (In thousands)
11% Senior Notes due March 2001 ..........      $165,000      $165,000      $165,000

9% Senior Subordinated Notes due July 2004            --       100,000       100,000
                                                --------      --------      --------

Total long-term debt .....................      $165,000      $265,000      $265,000
                                                ========      ========      ========

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 2 - DEBT (CONTD.)

     As of September 27, 1998, principal payments amounting to $165 million were due in the next three years. Interest on the 11% Senior Notes due 2001 is payable semi-annually on September 1 and March 1. Interest on the 9% Senior Subordinated Notes due 2004 is payable semi-annually on July 1 and January 1.

     Interest capitalized during fiscal years 1996, 1997 and 1998 amounted to $116,000, $251,000 and $224,000, respectively. Interest expense incurred, before the effect of capitalized interest, during 1996, 1997 and 1998 amounted to $20,374,000, $21,814,000 and $30,430,000, respectively.

     The Company did not have short-term borrowings outstanding at September 29, 1996, September 28, 1997 and September 27, 1998. The Company did not incur any short-term borrowings during fiscal years 1996, 1997 and 1998.

     The Company is subject to certain covenants associated with its 11% Senior Notes due 2001 and 9% Senior Subordinated Notes due 2004 and its bank credit agreement. As of September 27, 1998, the Company was in compliance with all such covenants.



NOTE 3 - UNCONSOLIDATED AFFILIATE

     The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. ("Santee"), it operated a fluid milk processing plant located in Los Angeles, California, and as of May 1, 1998, Santee moved its operations to a newly constructed fluid milk processing plant in City of Industry. The Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized losses of $1,624,000, $2,313,000, and $2,941,000 for fiscal years 1996, 1997 and 1998, respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:


                                52 Weeks          52 Weeks           52 Weeks
                             --------------------------------------------------
                             Sept. 28, 1996    Sept. 27, 1997    Sept. 26, 1998
                             --------------    --------------    --------------
                                              (In thousands)
Current assets                 $  16,937         $  41,657         $  19,690
Non-current assets                26,351            86,371           111,236
Current liabilities               23,410            24,548            31,178
Non-current liabilities            2,860            83,028            82,807
Shareholder's equity              17,018            20,452            16,941

Sales                            191,481           175,937           166,314
Gross profit                      16,174            12,592             3,509
Net income (loss)              $  (1,640)        $  (6,156)        $  (5,711)

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 3 - UNCONSOLIDATED AFFILIATE (CONTD.)

     The Company accepted and paid a temporary increase in costs of product purchased from Santee of approximately $4.3 million for product delivered by Santee to the Company during the last eighteen weeks of fiscal 1998. The temporary increase in cost of product is included in cost of goods sold for the year to date period ended September 27, 1998. The Company believes the temporary increase in the cost of product purchased from Santee by the Company will continue through March 1999, however, no assurances can be provided that the temporary increase in the cost of product will terminate on or before March 1999.



NOTE 4 - BANK FACILITIES

     Stater Bros. Markets and Bank of America National Trust and Savings Association (the "Bank") have entered into a credit agreement (as amended) whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $15.0 million, which was available on September 27, 1998, and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $25.0 million, of which $14.2 was available on September 27, 1998 (collectively, the "Bank Facilities"). The Bank Facilities will expire on June 1, 2000. Interest on the outstanding principal balance of the Operating Facility is payable monthly at either the Bank's reference rate plus one percent per annum or at a fixed rate of interest. Borrowings under the Bank Facilities are unsecured general obligations of Stater Bros. Markets and are guaranteed by Stater Bros. Development, Inc. The Bank Facilities contain customary cross-default provisions with respect to the Company's 11% Senior Notes due 2001 and 9% Senior Subordinated Notes due 2004.

     The Bank Facilities also contain certain financial and other covenants applicable to Stater Bros. Markets, including without limitation, requirements to (i) maintain a minimum current ratio of at least 1.20:1; (ii) maintain minimum tangible net worth plus debt subordinated to the Bank (as defined) of at least $190.0 million; (iii) maintain a ratio of total liabilities to tangible net worth plus debt subordinated to the Bank of not in excess of 1.30:1; (iv) maintain a minimum fixed charge coverage ratio (as defined) of at least 1.10:1 for each consecutive four fiscal quarters beginning with the four fiscal quarters ending on Stater Bros. Markets' 1996 fiscal year end; (v) limit the sale of assets; (vi) prohibit additional indebtedness except for normal trade credit and indebtedness secured only by real property constructed or acquired within the prior twelve months; (vii) prohibit additional liens except for liens for indebtedness secured by real property pursuant to clause (v); (viii) prohibit the acquisition of other business entities; (ix) restrict the payment of dividends (as discussed below); (x) prohibit changes of ownership; (xi) prohibit the liquidation, consolidation or merger of the business; and (xii) repay all advances outstanding under the Operating Facility and not draw any new advances for at least 5 calendar days each month. As of September 27, 1998, for purposes of the Bank Facilities, Stater Bros. Markets was in compliance with all restrictive convenants and had (i) a current ratio of 1.86:1, (ii) tangible net worth and debt subordinated to the Bank of $234.4 million; (iii) a ratio of total liabilities to tangible net worth and debt subordinated to the Bank of
 .55:1 and (iv) a fixed charge coverage ratio (as defined in the Bank Facilities) of 1.51:1. If for any reason Stater Bros. Markets is unable to comply with the terms of the Bank Facilities, including the covenants contained therein, such noncompliance would result in an event of default under the Bank Facilities, and could result in acceleration of the payment of indebtedness then outstanding under Bank Facilities or, in certain situations, the prohibition of the payment of dividends or advances to the Company. In addition, no amendment, waiver or supplement may be made to the Indenture without the prior written consent of the Bank if such amendment, waiver or supplement adversely affects the rights of the Bank as lender to Stater Bros. Markets.

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 4 - BANK FACILITIES (CONTD.)

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

     A portion of the Company's lease obligations are guaranteed by Petrolane Incorporated ("Petrolane") or its successor (see Note 6). The leases guaranteed by Petrolane had initial terms of 20 years and expire in the year 2003. Lease payments for the properties subject to the Petrolane guarantees are approximately $10.0 million per year. Under the terms of the agreement related to the Company's acquisition of Stater Bros. Markets from Petrolane in 1983, as amended in 1985, Stater Bros. Markets is required to make annual deposits into a lease guarantee escrow account. The amount of each annual deposit is to be based on (a) a percentage of sales of 20 supermarkets, as specified in the agreement, to the extent they exceed a defined base; and (b) a percentage of rents adjusted for increases in the Consumer Price Index for certain rental property, including the Company's office and warehouse complex. The Company deposited $738,000, $1,064,000 and $1,113,000 into the lease guarantee escrow account during fiscal years 1996, 1997 and 1998, respectively.

     Upon termination of the leases, or the termination of the Petrolane lease guarantees, all amounts deposited into the lease guarantee escrow account, plus interest thereon, less any amounts disbursed, will be returned to the Company. At September 27, 1998, the lease guarantee escrow account had a cumulative balance of $9,629,000, compared to $8,069,000 and $6,701,000 as of September 28, 1997 and September 29, 1996, respectively.

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 5 - LEASES (CONTD.)

     Petrolane, or its successor, has the right to cause the escrow holder to disburse funds from the amounts held in the lease guarantee escrow account for any amounts which Petrolane or its successor may be required to pay as guarantor of the lease obligations of Stater Bros. Markets.

     Following is a summary of future minimum lease payments as of September 27, 1998:


                                                                                                   Operating
                                                                                                     Leases
                                                                                Capital             Minimum
         Fiscal Year                                                            Leases              Payment
         -----------                                                           --------            ---------
                                                                                      (In thousands)
         1999..........................................................         $ 1,760            $  20,375
         2000..........................................................           1,693               19,648
         2001..........................................................           1,397               17,946
         2002..........................................................             980               17,673
         2003..........................................................             629               14,788
         Thereafter....................................................             413               61,732
                                                                                -------            ---------

         Total minimum lease payments..................................           6,872            $ 152,162
                                                                                                   =========

         Less amounts representing interest............................           1,212
                                                                                -------

         Present value of minimum lease payments.......................           5,660
         Less current portion..........................................           1,310
                                                                                -------

         Long-term portion.............................................         $ 4,350
                                                                                =======

     Rental expense and sublease income were as follows:

                                        53 Weeks          52 Weeks          52 Weeks
                                     -------------------------------------------------
                                     Sept. 29, 1996   Sept. 28, 1997    Sept. 27, 1998
                                     --------------   --------------    --------------
                                                      (In thousands)
         Minimum rentals                 $19,267          $20,710          $20,194
         Rentals based on sales          $ 5,072          $ 5,101          $ 4,727
         Sublease income                 $ 1,186          $ 1,121          $ 1,267


     Aggregate sublease income to be received subsequent to September 27, 1998 is approximately $5,481,000.

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 6 - PREFERRED STOCK

     Stater Bros. Markets has issued and outstanding 10 shares of its $11.00 Cumulative Redeemable Preferred Stock due in 2003 for $1,000 plus accrued and unpaid dividends. Dividends are accrued at the rate of $11.00 per share per annum. The preferred stock was issued in conjunction with a guarantee of Stater Bros. Markets lease obligations by Petrolane Incorporated or its successors (see
Note 5). For as long as shares of the $11.00 Cumulative Redeemable Preferred Stock remain outstanding, Stater Bros. Markets is subject to certain covenants. The most restrictive covenant limits the amount of dividends that may be paid to amounts that may be legally paid under applicable state laws. At September 27, 1998, accumulated earnings available for dividend distributions were approximately $221.9 million. In the event of non-compliance by Stater Bros. Markets, the holders of the Stater Bros. Markets preferred stock may elect the Board of Directors of Stater Bros. Markets. At September 27, 1998, Stater Bros. Markets was in compliance with these covenants.

     Effective March 8, 1996, pursuant to options available to the Company, the Company exercised its right to convert all of its outstanding shares of Common Stock previously held by Craig Corporation ("Craig") into 693,650 shares of its Series B Preferred Stock. The Series B Preferred Stock had a redemption value of approximately $69.4 million and currently paid dividends at the rate of 10.5% per annum. In August 1997, the Company redeemed all of the outstanding shares of its Series B Preferred Stock for $69.4 million plus accrued and unpaid dividends.



NOTE 7 - INCOME TAXES

     The provision for income taxes consisted of the following:

                                    53 Weeks          52 Weeks         52 Weeks
                                  ------------------------------------------------
                                  Sept. 29, 1996   Sept. 28, 1997   Sept. 27, 1998
                                  --------------   --------------   --------------
                                                  (In thousands)
         Current
           Federal ........          $ 8,116          $ 4,771           $ 1,921
           State ..........            2,478            1,756               795
                                     -------          -------           -------
                                      10,594            6,527             2,716
                                     -------          -------           -------
         Deferred
           Federal ........              488            2,480              (813)
           State ..........               38              352              (444)
                                     -------          -------           -------
                                         526            2,832            (1,257)
                                     -------          -------           -------
         Income tax expense          $11,120          $ 9,359           $ 1,459
                                     =======          =======           =======

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 7 - INCOME TAXES (CONTD.)

     A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:


                                          53 Weeks        52 Weeks       52 Weeks
                                       ----------------------------------------------
                                       Sept. 29, 1996  Sept. 28, 1997  Sept. 27, 1998
                                       --------------  --------------  --------------
Statutory federal income tax rate          35.0%           35.0%          34.0%
State franchise tax rate, net of
    federal income tax benefit ..           6.1             6.0            6.1
Tax credits .....................            --              --           (2.7)
Other ...........................           (.1)             --            (.9)
                                           ----            ----           ----
                                           41.0%           41.0%          36.5%
                                           ====            ====           ====


     Deferred income taxes resulted from timing differences in recognizing revenue and expense for tax and financial statement purposes. The sources of these timing differences and the income tax (benefit) of each were as follows:


                                  53 Weeks         52 Weeks          52 Weeks
                               --------------------------------------------------
                               Sept. 29, 1996    Sept. 28, 1997    Sept. 27, 1998
                               --------------    --------------    --------------
                                                 (In thousands)
Accrued liabilities ....          $   364           $ 1,340           $  (744)
California franchise tax             (590)              678               306
Depreciation ...........              (22)              (39)             (240)
Other, net .............              774               853              (579)
                                  -------           -------           -------
                                  $   526           $ 2,832           $(1,257)
                                  =======           =======           =======


     Components of deferred income taxes are as follows:

                                                 Sept. 29, 1996    Sept. 28, 1997     Sept. 27, 1998
                                                 --------------    --------------     --------------
                                                                  (In thousands)
Deferred income tax assets:
Property and equipment ..................          $    671           $    228           $     --
Self-insurance reserves .................             4,533              3,768              3,712
Pension and vacation liabilities ........             2,453              2,740              1,812
Inventories .............................             1,213              1,469              1,341
Investment in unconsolidated affiliate ..                --                943              1,917
Income deferred for book purposes .......             1,254              1,187              1,695
Other ...................................                --                 --                 --
                                                   --------           --------           --------
    Total deferred income tax assets ....            10,124             10,335             10,477

Deferred income tax liabilities:
Property and equipment ..................                --                 --               (347)
Investment in unconsolidated affiliate ..                (5)                --                 --
Other assets ............................                --                 --               (950)
Other, net ..............................              (114)            (2,658)            (2,143)
                                                   --------           --------           --------
    Total deferred income tax liabilities              (119)            (2,658)            (3,440)
                                                   --------           --------           --------

Net deferred income tax assets ..........          $ 10,005           $  7,677           $  7,037
                                                   ========           ========           ========

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 7 - INCOME TAXES (CONTD.)

     Although there can be no assurances as to future taxable income of the Company, the Company believes that its expectations of future taxable income, when combined with the income taxes paid in prior years, will be adequate to realize the deferred income tax assets.



NOTE 8 - RELATED PARTY TRANSACTIONS

     Consulting Agreements and Covenant Not to Compete

     Since January 1, 1989, the Company has entered into various consulting agreements with its stockholders, La Cadena Investments ("La Cadena") and Craig, that required them to provide consultation and advice to the Company in connection with general business, financial, management consulting, real estate acquisition and development, and product diversification matters. These consulting agreements with its stockholders terminated on September 26, 1993. In March 1994, the Company entered into a new five-year Consulting Agreement with Craig, whereby the Company paid Craig $1.5 million per year and Craig provided the Company with consultation and advise in connection with general business issues, financial management consulting, real estate acquisition and development and product diversification matters. Consulting fees expense amounted to $1.5 million in 1997 and 1996. The agreement to make annual consulting payments to Craig was terminated, at the election of the Company, in August 1997. Additionally, on March 8, 1994, the Company paid Craig $5.0 million which is amortized to earnings over the five-year term of the covenant not to compete included in the Consulting Agreement.



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

     Net periodic pension cost included the following components:

                                                53 Weeks           52 Weeks           52 Weeks
                                             -----------------------------------------------------
                                             Sept. 29, 1996     Sept. 28, 1997      Sept. 27, 1998
                                             --------------     --------------      --------------
                                                                 (In thousands)
Service cost - benefits earned during
  the period ..........................          $   752            $   826            $   902
Interest cost on projected benefit
  obligation ..........................            1,000              1,109              1,241
Actual return on assets ...............             (429)              (761)            (1,033)
Net amortization and deferral .........             (181)                78                187
                                                 -------            -------            -------

Net periodic pension cost .............          $ 1,142            $ 1,252            $ 1,297
                                                 =======            =======            =======

Assumptions used for accounting were:
Discount rate .........................             7.50%              7.50%              7.50%
Rate of increase in compensation levels             5.00%              5.00%              5.00%
Expected long-term rate of return on
  assets ..............................             9.00%              9.00%              9.00%

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 9 - RETIREMENT PLANS (CONTD.)

     Pension Plan (contd.)

     The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at:

                                                         53 Weeks            52 Weeks          52 Weeks
                                                       ---------------------------------------------------
                                                       Sept. 29, 1996    Sept. 28, 1997     Sept. 27, 1998
                                                       --------------    --------------     --------------
                                                                             (In thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation ...................          $ 10,591           $ 11,794           $ 15,376
                                                         ========           ========           ========

  Accumulated benefit obligation ..............          $ 10,930           $ 12,160           $ 15,850
                                                         ========           ========           ========

Projected benefit obligation ..................          $(14,991)          $(16,639)          $(21,636)
Plan assets at fair value,
  primarily notes and bonds ...................             9,028             10,442             11,951
                                                         --------           --------           --------

Projected benefit obligation in
  excess of plan assets .......................            (5,963)            (6,197)            (9,685)
Unrecognized net loss .........................             3,745              3,597              6,774
Unrecognized prior service cost ...............               (71)               (66)               (61)
Unrecognized net obligations established
  October 1, 1987 .............................               216                189                162
                                                         --------           --------           --------
Pension (liability) recognized in the
   balance sheet ..............................          $ (2,073)          $ (2,477)          $ (2,810)
                                                         ========           ========           ========


     Expenses recognized for this retirement plan were $1,290,000, $1,392,000 and $1,499,000 in 1996, 1997 and 1998, respectively.

     Profit Sharing Plan

     The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $347,000, $396,000 and $420,000 in 1996, 1997 and 1998,
respectively.

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

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 9 - RETIREMENT PLANS (CONTD.)

     Multi-Employer Plans (contd.)

     The Company's expense for these retirement plans and health and welfare plans consisted of the following:


                                           53 Weeks        52 Weeks           52 Weeks
                                        Sept. 29, 1996   Sept. 28, 1997    Sept. 27, 1998
                                        --------------   --------------    --------------
                                                         (In thousands)
Multi-Employer Pension Plans.........      $ 7,376          $ 8,677          $12,420

Multi-Employer Health and Welfare....       36,632           36,771           36,930
                                           -------          -------          -------

Total Multi-Employer Benefits........      $44,008          $45,448          $49,350
                                           =======          =======          =======

     The Company's employer contributions increased in fiscal 1998 as a result of the resumption of employer contributions to a collective bargaining pension trust, such employer contributions had previously been suspended since 1994.



NOTE 10 - LABOR RELATIONS

     The Company entered into a four-year collective bargaining agreement with the United Food & Commercial Workers collective bargaining units in October 1995 and entered into a four-year collective bargaining agreement in September 1998 with the International Brotherhood of Teamsters collective bargaining units.



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

     Long-Term Debt

     The fair value of the 11% Senior Notes due 2001 and 9% Senior Subordinated Notes due 2004, is based on quoted market prices. Although market quotes for the fair value of the Company's capitalized lease obligations are not readily available, the Company believes the stated value approximates fair value.

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTD.)

     The estimated fair values of the Company's financial instruments are as follows:

                                              As of
                                        September 27, 1998
                                        ------------------
                                          (In thousands)
                                   Carrying            Fair
                                    Amount             Value
                                   ---------         --------
Cash and cash equivalents.....     $ 57,281          $ 57,281
Receivables ..................     $ 20,451          $ 20,451
Long-term debt ...............     $270,660          $276,060



NOTE 12 - LITIGATION MATTERS

     In the ordinary course of its business, the Company is party to various legal actions which the Company believes are incidental to the operation of the business of the Company and its subsidiaries. The Company records an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. The Company believes that the outcome of such legal proceedings to which the Company is currently a party will not have a material adverse effect upon its results of operations or its consolidated financial condition.

     On May 2, 1993, the Company was named as a defendant along with all of the other major supermarket chains located in the Los Angeles County area in a class action complaint filed in the California Superior Court in Los Angeles, California, alleging among other things that the milk pricing policies of each of the defendants violate certain antitrust laws and regulations under California law. In this class action lawsuit, Barela et al. v. Ralphs Grocery Co. et al., plaintiffs sought unspecified damages. The Company has recently entered into a settlement agreement with this case and such settlement does not involve payment of monetary damages and is currently being processed through the courts for approval and will not have an adverse material effect on the Company.

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

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 13 - QUARTERLY RESULTS (UNAUDITED)


     Quarterly results for fiscal 1996, 1997 and 1998 are as follows:
                                    (In thousands)


                                                                                                            Net Income (Loss)
                                                  Gross         Operating          Net          Preferred     Available to
                                 Sales            Profit          Profit      Income (Loss)     Dividends     Shareholders
                               ----------        --------       ---------     ------------      ---------   ----------------
Fiscal 1996 Quarters
13 weeks ended 12/24/95.....   $  408,740        $ 92,261        $11,015        $  3,597         $   --        $  3,597
13 weeks ended 03/24/96.....      406,223          93,548         12,266           4,341            339           4,002
13 weeks ended 06/23/96.....      429,349          99,257         12,188           4,385          1,816           2,569
14 weeks ended 09/29/96.....      461,020         104,540         11,787           3,688          1,956           1,732
                               ----------        --------        -------        --------         ------        --------

     Total (53 weeks).......   $1,705,332        $389,606        $47,256        $ 16,011         $4,111        $ 11,900
                               ==========        ========        =======        ========         ======        ========

Fiscal 1997 Quarters
13 weeks ended 12/29/96.....   $  433,400        $100,826        $12,080        $  4,195         $1,816        $  2,379
13 weeks ended 03/30/97.....      431,422          97,695         11,978           4,354          1,816           2,538
13 weeks ended 06/29/97.....      427,445          96,714         11,511           4,078          1,816           2,262
13 weeks ended 09/28/97.....      425,657          96,279          8,023             840            718             122
                               ----------        --------        -------        --------         ------        --------

     Total (52 weeks).......   $1,717,924        $391,514        $43,592        $ 13,467         $6,166        $  7,301
                               ==========        ========        =======        ========         ======        ========

Fiscal 1998 Quarters
13 weeks ended 12/28/97.....   $  430,918        $ 98,296        $10,110        $  1,373         $   --        $  1,373
13 weeks ended 03/29/98.....      422,829         100,467         10,090           1,225             --           1,225
13 weeks ended 06/28/98.....      431,301          99,113          5,115          (1,185)            --          (1,185)
13 weeks ended 09/27/98.....      441,059         104,709          8,761           1,118             --           1,118
                               ----------        --------        -------        --------         ------        --------

     Total (52 weeks).......   $1,726,107        $402,585        $34,076        $  2,531         $   --        $  2,531
                               ==========        ========        =======        ========         ======        ========