Form 10-Q
period 1998-12-27
STATER BROS HOLDINGS INC
filed 1999-02-10
CIK 882829

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


             For the quarterly period ended December 27, 1998

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

            As of January 22, 1999, there were issued and outstanding 50,000 shares of the registrant's Class A Common Stock.


================================================================================

                           STATER BROS. HOLDINGS INC.
                                DECEMBER 27, 1998


                                      INDEX



PART I         FINANCIAL INFORMATION (UNAUDITED)                                 PAGE
------         ---------------------------------                                 ----
ITEM 1.        FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 27,
                 1998 AND DECEMBER 27, 1998                                       3

               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13
                 WEEKS ENDED DECEMBER 28, 1997 AND DECEMBER 27, 1998              5

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
                 13 WEEKS ENDED DECEMBER 28, 1997 AND DECEMBER 27, 1998           6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)             7

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                9

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK         16


PART II        OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS                                                 17

ITEM 2.        CHANGES IN SECURITIES                                             17

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                                   17

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               17

ITEM 5.        OTHER INFORMATION                                                 17

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                  17


SIGNATURES                                                                       19

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           STATER BROS. HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                           SEPT. 27,       DEC. 27,
                                                             1998           1998
                                                           ---------      --------
Current Assets
   Cash and cash equivalents .........................      $ 57,281      $ 64,142
   Receivables .......................................        20,451        22,131
   Inventories .......................................       116,274       117,949
   Prepaid expenses ..................................         5,176         6,483
   Deferred income taxes .............................         4,588         4,589
   Properties held for sale ..........................         3,969         4,312
                                                            --------      --------

Total current assets .................................       207,739       219,606

Investment in unconsolidated affiliate ...............         8,472         9,270


Property and equipment
   Land ..............................................        15,924        17,170
   Buildings and improvements ........................        94,794        95,927
   Store fixtures and equipment ......................       100,781       104,415
   Property subject to capital leases ................        14,368        14,368
                                                            --------      --------
                                                             225,867       231,880


   Less accumulated depreciation and amortization ....       107,513       110,456
                                                            --------      --------
                                                             118,354       121,424


Deferred income taxes ................................         2,449         2,449
Deferred debt issuance costs, net ....................        12,294        11,591
Lease guarantee escrow ...............................         9,629        10,656
Other assets .........................................         5,381         5,624
                                                            --------      --------


Total assets .........................................      $364,318      $380,620
                                                            ========      ========



     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                      (In thousands, except share amounts)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                SEPT. 27,       DEC. 27,
                                                                  1998            1998
                                                                ---------       ---------
Current Liabilities
   Accounts payable ......................................      $  65,553       $  70,373
   Accrued payroll and related expenses ..................         25,363          25,923
   Other accrued liabilities .............................         24,788          33,778
   Current portion of capital lease obligations ..........          1,310           1,339
                                                                ---------       ---------

Total current liabilities ................................        117,014         131,413

Long-term debt, less current portion .....................        265,000         265,000
Capital lease obligations, less current portion ..........          4,350           4,004
Long-term portion of self-insurance and other reserves ...          8,284           8,284
Other long-term liabilities ..............................          3,725           3,687

Stockholders' equity (deficit)
   Class A Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares - 50,000 .............              1               1
   Additional paid-in capital ............................         12,715          12,715
   Retained earnings (deficit) ...........................        (46,771)        (44,484)
                                                                ---------       ---------

Total stockholders' equity (deficit) .....................        (34,055)        (31,768)
                                                                ---------       ---------

Total liabilities and stockholders' equity (deficit) .....      $ 364,318       $ 380,620
                                                                =========       =========



     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
               (In thousands, except per share and share amounts)

                                                                     13 WEEKS ENDED
                                                                ------------------------
                                                                DEC. 28,        DEC. 27,
                                                                  1997            1998
                                                                --------        --------
Sales.......................................................    $430,918        $441,422
Cost of goods sold..........................................     332,622         339,021
                                                                --------        --------
Gross profit................................................      98,296         102,401

Operating expenses:
  Selling, general and administrative expenses..............      84,567          88,671
  Depreciation and amortization.............................       3,619           3,903
                                                                --------        --------
Total operating expenses....................................      88,186          92,574
                                                                --------        --------
Operating profit............................................      10,110           9,827

Interest income.............................................         721             775
Interest expense............................................      (7,527)         (7,531)
Equity in earnings (loss) from unconsolidated affiliate.....      (1,049)            798
Other income (loss) - net...................................          71             (58)
                                                                --------        --------
Income before income taxes..................................       2,326           3,811
Income taxes................................................         953           1,524
                                                                --------        --------
Net income..................................................    $  1,373        $  2,287
                                                                ========        ========
Earnings per share..........................................    $  27.46        $  45.74
                                                                ========        ========
Average common shares outstanding...........................      50,000          50,000
                                                                ========        ========
Shares outstanding at end of period.........................      50,000          50,000
                                                                ========        ========



     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                             13 Weeks Ended
                                                                          -----------------------
                                                                          DEC. 28,       DEC. 27,
                                                                            1997           1998
                                                                          --------       --------
OPERATING ACTIVITIES:
Net income .........................................................      $  1,373       $  2,287
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization ...................................         3,619          3,903
   Provision for deferred income taxes .............................            (1)            (1)
   (Gain) loss on disposals of assets ..............................           (71)            58
   Net undistributed (gain) loss in investment in unconsolidated
     affiliate .....................................................         1,049           (798)
   Changes in operating assets and liabilities:
    (Increase) decrease in receivables .............................           927         (1,680)
    (Increase) decrease in inventories .............................           859         (1,675)
    (Increase) decrease in prepaid expenses ........................        (1,937)        (1,307)
    (Increase) decrease in other assets ............................          (501)          (841)
    Increase (decrease) in accounts payable ........................        (4,494)         4,820
    Increase (decrease) in accrued liabilities and long-term
     portion of self-insurance reserves ............................         6,337          9,512
                                                                          --------       --------

Net cash provided by operating activities ..........................         7,160         14,278
                                                                          --------       --------

INVESTING ACTIVITIES:
Purchase of property and equipment .................................        (7,621)        (7,811)
Proceeds from sale of property and equipment and properties
 held for sale .....................................................           270            711
                                                                          --------       --------

Net cash (used by) investing activities ............................        (7,351)        (7,100)
                                                                          --------       --------

FINANCING ACTIVITIES:
Principal payments on capital lease obligations ....................          (311)          (317)
                                                                          --------       --------

Net cash (used by) financing activities ............................          (311)          (317)
                                                                          --------       --------

Net increase (decrease) in cash and cash equivalents ...............          (502)         6,861
Cash and cash equivalents at beginning of period ...................        59,086         57,281
                                                                          --------       --------

Cash and cash equivalents at end of period .........................      $ 58,584       $ 64,142
                                                                          ========       ========

Interest paid ......................................................      $    150       $    123
Income taxes paid ..................................................      $      0       $  1,675



     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                DECEMBER 27, 1998


NOTE 1 - BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of September 27, 1998 and December 27, 1998 and the results of its operations and cash flows for the thirteen weeks ended December 28, 1997 and December 27, 1998. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the thirteen weeks ended December 27, 1998 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INCOME TAXES

        The provision for income taxes for the thirteen weeks ended December 28, 1997 and December 27, 1998 consists of the following:

                                                        13 Weeks Ended
                                                 ------------------------------
                                                 Dec. 28,              Dec. 27,
                                                   1997                  1998
                                                 --------              --------
                                                         (In thousands)
         Federal income taxes                     $  737                $1,296
         State income taxes                          216                   228
                                                  ------                ------
                                                  $  953                $1,524
                                                  ======                ======

NOTE 3 - UNCONSOLIDATED AFFILIATE

        The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. ("Santee"), it operates a fluid milk processing plant located in City of Industry, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized a loss of $1,049,000 for the thirteen weeks ended December 28, 1997, and recognized income of $798,000 for the thirteen weeks ended December 27, 1998. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:

                                                       13 Weeks Ended
                                                 --------------------------
                                                 Dec. 28,          Dec. 27,
                                                   1997              1998
                                                 --------          --------
                                                        (In thousands)
         Current assets                          $ 38,787          $ 16,585
         Non-current assets                        96,657           109,870
         Current liabilities                       34,078            26,652
         Non-current liabilities                   83,011            81,260
         Shareholder's equity                      18,355            18,543

         Sales                                     43,892            48,227
         Gross profit                               3,628             3,033
         Net income (loss)                       $ (2,098)         $  1,602

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                DECEMBER 27, 1998


NOTE 4 - COVENANT NOT TO COMPETE

        On March 8, 1994, the Company entered into a $5.0 million prepaid five year covenant not to compete which was included in a Consulting Agreement with Craig Corporation and is amortized to earnings over the five year term of the covenant not to compete.

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

                           STATER BROS. HOLDINGS INC.
                                DECEMBER 27, 1998


PART I - FINANCIAL INFORMATION (CONTD.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RECAPITALIZATION TRANSACTION

        In March 1994, the Company completed a Recapitalization Transaction (the "Recapitalization") which transferred effective voting control of the Company to La Cadena Investments ("La Cadena"), reclassified the Company's outstanding equity, provided for certain cash payments and distributions to Craig Corporation ("Craig"), previously a shareholder of the Company, and provided the Company with an option to acquire Craig's remaining equity in the Company. The Recapitalization was funded through an offering of $165.0 million of 11% Senior Notes due 2001 (the "11% Notes") which are listed and trade on the American Stock Exchange.

        Effective March 8, 1996, pursuant to options available to the Company, the Company exercised its right to convert all of its outstanding shares of Common Stock (previously held by Craig) into 693,650 shares of its Series B Preferred Stock. The Series B Preferred Stock had a redemption value of approximately $69.4 million and paid dividends at the rate of 10.5% per annum. In August 1997, the Company redeemed all of the outstanding shares of its Series B Preferred Stock for $69.4 million plus accrued and unpaid dividends. The Series B Preferred Stock redemption was funded through an offering of $100 million of 9% Senior Subordinated Notes due 2004 (the "9% Notes"), which are listed and trade on the American Stock Exchange.

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

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        RESULTS OF OPERATIONS

        The following table sets forth certain income statement components expressed as a percent of sales for the thirteen weeks ended December 28, 1997 and December 27, 1998.

                                                           13 Weeks Ended
                                                     ---------------------------
                                                     Dec. 28,          Dec. 27,
                                                       1997              1998
                                                     --------          ---------
        Sales                                         100.00%           100.00%
        Gross profit                                   22.81             23.20
        Operating expenses:
          Selling, general and administrative
          expense                                      19.62             20.09
          Depreciation and amortization                  .84               .89
        Operating profit                                2.35              2.22
        Interest income                                  .17               .18
        Interest expense                               (1.75)            (1.71)
        Equity in (loss) from
          unconsolidated affiliate                      (.24)              .18
        Other income (loss) - (net)                      .01              (.01)
        Income before income taxes                       .54%              .86%

        Total sales for the thirteen weeks ended December 27, 1998, the first quarter of fiscal 1999, increased 2.4% and amounted to $441.4 million compared to $430.9 million for the same period in the prior year. Like store sales increased 1.4% for the thirteen week period ended December 27, 1998. The Company operated 112 and 111 supermarkets at December 27, 1998 and December 28, 1997, respectively.

        The increase in sales in the first quarter of fiscal 1999 was due to favorable customer response to the Company's first quarter marketing plan, which emphasized the Company's high quality and expanded product selections in the produce and other perishable departments, and due to a new supermarket, which opened in March 1998, and a new replacement supermarket, which opened in December 1998.

        Gross profits for the thirteen weeks ended December 27, 1998, amounted to $102.4 million or 23.20% of sales compared to $98.3 million or 22.81% of sales in the same period of the prior year. Gross profits for the first quarter of fiscal 1999 were reduced by approximately $3.1 million from the temporary increase in the cost of products purchased from Santee Dairies, Inc. ("Santee"). The increase in the first quarter of fiscal 1999 gross profits, as a percent of sales, was due to several factors including increased sales in perishable departments such as the produce, service deli and service bakery departments, which have a higher gross profit margin, and a reduction in competitive pricing when compared to the same period in fiscal 1998.

        Operating expenses include selling, general and administrative expenses and depreciation and amortization. For the thirteen weeks ended December 27, 1998, selling, general and administrative expenses amounted to $88.7 million or 20.09% of sales. For the thirteen weeks ended December 28, 1997, selling, general and administrative expenses amounted to $84.6 million or 19.62% of

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        RESULTS OF OPERATIONS (CONTD.)

        sales. The increase in selling, general and administrative expenses in the first quarter of fiscal 1999, reflects expenses incurred to operate at the increased sales level and expenses incurred to operate the new supermarket opened in March 1998 and the costs incurred with the December 1998 opening of the new replacement supermarket in Loma Linda, California.

        Depreciation and amortization expenses amounted to $3.9 million for the thirteen weeks ended December 27, 1998 and amounted to $3.6 million for the like period of the prior year and included amortization of $250,000 in both periods from a five-year prepaid covenant not to compete.

        Operating profit for the thirteen weeks ended December 27, 1998 amounted to $9.8 million or 2.22% of sales and were reduced by approximately $3.1 million from the temporary increase in the cost of product purchased from Santee Dairies, Inc. and compare to $10.1 million or 2.35% of sales for the thirteen weeks ended December 28, 1997.

        Interest expense amounted to $7.5 million for the thirteen weeks ended December 27, 1998 and December 28, 1997. Interest expense for the thirteen weeks ended December 27, 1998 and December 28, 1997 includes amortization of $703,000 and $694,000, respectively, from fees and expenses incurred to acquire debt.

        The Company's equity in earnings from unconsolidated affiliate, amounted to $798,000 for the first quarter of fiscal 1999 compared to a loss of $1.1 million in the first quarter of the prior year. The 1999 first quarter earnings of Santee were favorably impacted by temporary increases in the cost of products charged to the two owners of Santee, Hughes Family Markets and Stater Bros. Markets, which amounted to approximately $4.6 million (pre-tax). In March of 1998, Santee vacated its Los Angeles, California facility and moved into a newly constructed facility in City of Industry, California. Santee has incurred expenses associated with commissioning the new facility and transferring and integrating the production of dairy products into the new facility. Since June 1998, the Company has accepted and paid approximately $1.0 million per month from a temporary increase in the cost of products purchased from Santee by the Company. The temporary increase in the cost of products purchased from Santee is included in the Company's cost of goods sold and amounted to approximately $3.1 million in the first quarter of fiscal 1999. The Company believes, that the temporary increase in the cost of products purchased from Santee by the Company will continue through June 1999, but no assurances can be given that the temporary price increase will cease on or before June 1999. The Company continues to explore alternatives available to it regarding its investment in Santee.

        Income before income taxes amounted to $3.8 million for the thirteen weeks ended December 27, 1998 compared to $2.3 million for the thirteen weeks ended December 28, 1997.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        RESULTS OF OPERATIONS (CONTD.)

        Net income for the thirteen week first quarter ended December 27, 1998, amounted to $2.3 million compared to $1.4 million for the thirteen week first quarter of the prior year.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company's short-term Bank Credit Agreement is between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company and consists of revolving credit facilities for working capital purposes of $15.0 million, which was available at December 27, 1998, and a $25.0 million standby letter of credit facility maintained pursuant to its workers' compensation and general liability self-insurance requirements. The Bank Credit Agreement expires on June 1, 2000.

        Working capital amounted to $88.2 million at December 27, 1998 and $90.7 million at September 27, 1998, and the Company's current ratios were 1.67:1, and 1.78:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

        The net cash provided by operating activities in the first quarter of fiscal 1999 amounted to $14.3 million and consisted of increases in accounts payable and accrued liabilities, net of increases in inventories, receivables and prepaid expenses. The increase of $9.5 million in accrued liabilities and current portion of long-term debt in the first quarter of fiscal 1999, was primarily due to the timing of payments on accrued liabilities such as utilities, payroll taxes, union benefits and the accrued interest due on the Company's long-term debt. The increase in net cash provided by operating activities in the first quarter of fiscal 1998, amounted to $7.2 million and was primarily due to increases in accrued liabilities and current portion of long-term debt, reductions in accounts payable, net of decreases in inventories, decreases in accounts receivables and increases in prepaid expenses. The increase in accrued liabilities and current portion of long-term debt of $6.3 million for the quarter ended December 28, 1997, was due primarily from the accrual of interest due on the Company's long-term debt. Fluctuations in net cash provided by operating activities are not unusual in the industry.

        Net cash used by investing activities for the thirteen weeks ended December 27, 1998, amounted to $7.1 million, compared to net cash used by investing activities of $7.4 million for the first quarter of fiscal 1998. The difference in net cash used by investing activities between the comparable periods is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions. Capital expenditures amounted to $7.8 million in the first quarter of fiscal 1999 compared to $7.6 million in the first quarter of fiscal 1998. Capital expenditures for the first quarter of fiscal 1999 were incurred to complete the construction of a new 37,377 square foot replacement supermarket in Loma Linda, California which opened in December 1998, and

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

        to complete two major remodels and three minor remodels, install five new NCR ACS Scan systems and to acquire previously leased land.

        Net cash used by financing activities amounted to $317,000 and $311,000 for the first quarters of 1999 and 1998, respectively, and consisted of payments on the Company's capitalized lease obligations.

        The Company is subject to certain covenants associated with its 11% Senior Notes due 2001, its 9% Senior Subordinated Notes due 2004, and covenants included in the Bank Credit Agreement between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company. As of December 27, 1998, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

        THE BANK FACILITIES

        Stater Bros. Markets, the Company's operating subsidiary, and Bank of America National Trust and Savings Association (the "Bank") entered into a Credit Agreement in March 1994, as amended, whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $15.0 million which was available at December 27, 1998 and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $25.0 million (collectively, the "Bank Facilities"). As of December 27, 1998, approximately $14.2 million of the LC Facility was available to the Company. The Bank Credit Agreement expires on June 1, 2000.

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

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

        THE BANK FACILITIES (CONTD.)

        As of December 27, 1998, for purposes of the Bank Facilities, Stater Bros. Markets was in compliance with all restrictive covenants and had
        (i) a current ratio of 1.84:1, (ii) tangible net worth and debt subordinated to the Bank of $242.8 million; (iii) a ratio of total liabilities to tangible net worth and debt subordinated to the Bank of 0.56:1 and (iv) a fixed charge coverage ratio (as defined in the Bank Facilities) of 1.10:1. If for any reason Stater Bros. Markets is unable to comply with the terms of the Bank Facilities, including the covenants contained therein, such noncompliance would result in an event of default under the Bank Facilities, and could result in acceleration of the payment of indebtedness then outstanding under Bank Facilities or, in certain situations, the prohibition of payments of dividends or advances to the Company. In addition, no amendment, waiver or supplement may be made to the Indenture without the prior written consent of the Bank if such amendment, waiver or supplement adversely affects the rights of the Bank as lender to Stater Bros. Markets.

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

        The Company is also subject to certain covenants associated with its 11% Senior Notes due 2001 and its 9% Senior Subordinated Notes due 2004. As of December 27, 1998, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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

        YEAR 2000 COMPLIANCE

        The efficient operations of the Company are dependent, in part, upon its computer software programs, systems and processes (collectively, the "Information Systems"). The Company's Information Systems are used in several key areas of the Company, including, but not limited to, supermarket operations, warehousing and distribution, merchandising and purchasing, inventory management, and accounting and financial reporting. In 1997, the Company established a Year 2000 Compliance Committee and developed a Year 2000 Compliance Plan. The Company's Year 2000 Compliance Plan

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        YEAR 2000 COMPLIANCE (CONTD.)

        addresses the Company's Information Systems, communications with vendors, financial institutions and others, and provides for contingency planning. The Company is in the process of updating its Information Systems for Year 2000 compliance requirements and has engaged independent consultants since mid-1998 to assist in achieving Year 2000 compliance with its Information Systems by the third quarter of 1999. Additionally, the Company has also been in communication with some of its vendors, financial institutions and others whose computer software, programs and information systems may interface with those of the Company to assess the status of their compliance with Year 2000 requirements. Failure of companies (that the Company conducts business with) to comply with the Year 2000 requirements could have an adverse effect on the Company's operations.

        Based on the information currently available, the Company believes it will meet the Year 2000 compliance requirements through a combination of Information Systems modifications and through the acquisition of new equipment and technology that are Year 2000 compliant. The Company's Year 2000 Compliance Committee is developing a contingency plan for its Information Systems and is developing contingency plans in the event vendors, financial institutions and others that the Company conducts business with do not comply with the Year 2000 requirements. The Company believes that costs required to replace or modify Information Systems, including scheduled replacements of in-store Point of Sale equipment, will approximate $8.4 million, of which $6.9 million will be capitalized and $1.5 million will be expensed. Through December 1998, the Company has incurred capitalized expenditures of $3.9 million and expenses of $480,000. The Company believes that it will successfully achieve compliance with the year 2000 requirements by the third quarter of 1999, however, no assurances can be given that the Company's Information Systems and it's vendors, financial institutions and others will be successful in achieving Year 2000 compliance.

        The Company's ability to timely implement its Year 2000 Compliance Plan may be adversely affected by a variety of factors, some of which are beyond the Company's control, including the potential for unforeseen implementation problems, delays in the delivery of products, and disruption of store operations resulting from a loss of power or communication links between stores, distribution centers and headquarters. Based on currently available information, the Company is unable to determine if such interruptions are likely to have a material adverse effect on the Company's results of operations, liquidity or financial condition.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        EFFECT OF INFLATION AND COMPETITION

        The Company's performance is affected by inflation. In recent years the impact of inflation on the operations of the Company has been moderate. As inflation has increased expenses, the Company has recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time. However, the economic and competitive environment in Southern California continues to challenge the Company to become more cost efficient as its ability to recover increases in expenses through price increases is diminished. The future results of operations of the Company will depend upon the ability of the Company to adapt to the current economic environment as well as the current competitive conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not Applicable.

                           STATER BROS. HOLDINGS INC.
                                DECEMBER 27, 1998


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

        For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Consolidated Financial Statements section of the Company's Form 10-K for the fiscal year ended September 27, 1998.


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

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibits are as follows:


             EXHIBIT NO.       DESCRIPTION
             -----------       -----------
                11             Calculation of Earnings Per Common Share.
                27             Financial Data Schedule

                           STATER BROS. HOLDINGS INC.
                                DECEMBER 27, 1998


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



             Date:  February 9, 1999       /s/      Jack H. Brown
                                           -------------------------------------
                                           Jack H. Brown
                                           Chairman of the Board, President,
                                           and Chief Executive Officer



             Date:  February 9, 1999       /s/      Dennis N. Beal
                                           -------------------------------------
                                           Dennis N. Beal
                                           Senior Vice President, Finance and
                                           Chief Financial Officer
                                           (Chief Accounting Officer)