Form 10-Q
period 1999-03-28
STATER BROS HOLDINGS INC
filed 1999-05-03
CIK 882829

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

                              EXCHANGE ACT OF 1934


                  For the quarterly period ended March 28, 1999

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the transition from ____ to ____

                        Commission file number 001-13222

                           STATER BROS. HOLDINGS INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                        33-0350671
                  --------                                        ----------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
               organization)                                 Identification No.)

            21700 Barton Road                                      92324
            -----------------                                      -----
           Colton, California                                    (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code                (909) 783-5000
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

            As of April 23, 1999, there were issued and outstanding 50,000 shares of the registrant's Class A Common Stock.


================================================================================

                           STATER BROS. HOLDINGS INC.
                                 MARCH 28, 1999


                                      INDEX


                                                                                      PAGE
                                                                                      ----
PART I   FINANCIAL INFORMATION (UNAUDITED)


ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 27, 1998
           AND MARCH 28, 1999                                                           3

         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 26 WEEKS ENDED
           MARCH 29, 1998 AND MARCH 28, 1999                                            5

         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13 WEEKS ENDED
         MARCH 29, 1998 AND MARCH 28, 1999                                              6

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE 26 WEEKS ENDED
           MARCH 29, 1998 AND MARCH 28, 1999                                            7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                         8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                         10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                     19


PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                             20

ITEM 2.  CHANGES IN SECURITIES                                                         20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                               20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           20

ITEM 5.  OTHER INFORMATION                                                             20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                              20

SIGNATURES                                                                             21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           STATER BROS. HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                         SEPT. 27,       MAR. 28,
                                                           1998            1999
                                                         --------        --------
Current Assets
   Cash and cash equivalents ....................        $ 57,281        $ 65,347
   Receivables ..................................          20,451          19,300
   Inventories ..................................         116,274         111,233
   Prepaid expenses .............................           5,176           7,364
   Deferred income taxes ........................           4,588           4,589
   Properties held for sale .....................           3,969           1,256
                                                         --------        --------

Total current assets ............................         207,739         209,089

Investment in unconsolidated affiliate ..........           8,472           9,337


Property and equipment
   Land .........................................          15,924          17,287
   Buildings and improvements ...................          94,794          99,882
   Store fixtures and equipment .................         100,781         110,598
   Property subject to capital leases ...........          14,368          14,368
                                                         --------        --------
                                                          225,867         242,135

   Less accumulated depreciation and amortization         107,513         113,435
                                                         --------        --------
                                                          118,354         128,700

Deferred income taxes ...........................           2,449           2,449
Deferred debt issuance costs, net ...............          12,294          10,888
Lease guarantee escrow ..........................           9,629          10,883
Other assets ....................................           5,381           5,821
                                                         --------        --------

Total assets ....................................        $364,318        $377,167
                                                         ========        ========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                      (In thousands, except share amounts)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            SEPT. 27          MAR. 28,
                                                                              1998              1999
                                                                            ---------         ---------
Current Liabilities
   Accounts payable ................................................        $  65,553         $  68,833
   Accrued payroll and related expenses ............................           25,363            26,681
   Other accrued liabilities .......................................           24,788            27,747
   Current portion of capital lease obligations ....................            1,310             1,359
                                                                            ---------         ---------

Total current liabilities ..........................................          117,014           124,620

Long-term debt, less current portion ...............................          265,000           265,000
Capital lease obligations, less current portion ....................            4,350             3,660
Long-term portion of self-insurance and other reserves .............            8,284             8,284
Other long-term liabilities ........................................            3,725             3,635

Stockholders' equity (deficit)
   Class A Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares - 50,000 .......................                1                 1
   Additional paid-in capital ......................................           12,715            12,715
   Retained earnings (deficit) .....................................          (46,771)          (40,748)
                                                                            ---------         ---------

Total stockholders' equity (deficit) ...............................          (34,055)          (28,032)
                                                                            ---------         ---------

Total liabilities and stockholders' equity (deficit) ...............        $ 364,318         $ 377,167
                                                                            =========         =========



     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)


                                                                     26 WEEKS ENDED
                                                               ---------         ---------
                                                               MAR. 29,          MAR. 28,
                                                                 1998              1999
                                                               ---------         ---------
Sales .................................................        $ 853,747         $ 883,224
Cost of goods sold ....................................          654,984           676,012
                                                               ---------         ---------
Gross profit ..........................................          198,763           207,212

Operating expenses:
   Selling, general and administrative expenses .......          171,129           176,431
   Depreciation and amortization ......................            7,434             7,869
                                                               ---------         ---------
Total operating expenses ..............................          178,563           184,300
                                                               ---------         ---------

Operating profit ......................................           20,200            22,912

Interest income .......................................            1,311             1,654
Interest expense ......................................          (15,033)          (15,119)
Equity in earnings (loss) from unconsolidated affiliate           (2,132)              865
Other income (loss) - net .............................               57              (274)
                                                               ---------         ---------

Income before income taxes ............................            4,403            10,038
Income taxes ..........................................            1,805             4,015
                                                               ---------         ---------

Net income ............................................        $   2,598         $   6,023
                                                               =========         =========

Earnings available to common shareholders .............        $   2,598         $   6,023
                                                               =========         =========

Earnings per common share .............................        $   51.96         $  120.46
                                                               =========         =========

Average common shares outstanding .....................           50,000            50,000
                                                               =========         =========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)


                                                                     13 WEEKS ENDED
                                                               ---------------------------
                                                                MAR. 29,         MAR. 28,
                                                                 1998              1999
                                                               ---------         ---------
Sales .................................................        $ 422,829         $ 441,802
Cost of goods sold ....................................          322,362           336,991
                                                               ---------         ---------
Gross profit ..........................................          100,467           104,811

Operating expenses:
   Selling, general and administrative expenses .......           86,562            87,760
   Depreciation and amortization ......................            3,815             3,966
                                                               ---------         ---------
Total operating expenses ..............................           90,377            91,726
                                                               ---------         ---------

Operating profit ......................................           10,090            13,085

Interest income .......................................              590               879
Interest expense ......................................           (7,506)           (7,588)
Equity in earnings (loss) from unconsolidated affiliate           (1,083)               67
Other income (loss) - net .............................              (14)             (216)
                                                               ---------         ---------

Income before income taxes ............................            2,077             6,227
Income taxes ..........................................              852             2,491
                                                               ---------         ---------

Net income ............................................        $   1,225         $   3,736
                                                               =========         =========

Earnings available to common shareholders .............        $   1,225         $   3,736
                                                               =========         =========

Earnings per common share .............................        $   24.50         $   74.72
                                                               =========         =========

Average common shares outstanding .....................           50,000            50,000
                                                               =========         =========



     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                       26 WEEKS ENDED
                                                                                  -------------------------
                                                                                  MAR. 29,         MAR. 28,
                                                                                    1998             1999
                                                                                  --------         --------
OPERATING ACTIVITIES:
Net income ...............................................................        $  2,598         $  6,023
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization .........................................           7,434            7,869
   Provision for deferred income taxes ...................................               8               (1)
   Gain (loss) on disposals of assets ....................................             (57)             274
   Net undistributed (gain) loss in investment in unconsolidated affiliate           2,132
                                                                                                       (865)
   Changes in operating assets and liabilities:
    (Increase) decrease in receivables ...................................             944            1,151
    (Increase) decrease in inventories ...................................          (1,956)           5,041
    (Increase) decrease in prepaid expenses ..............................          (3,293)          (2,188)
    (Increase) decrease in other assets ..................................          (1,036)            (737)
    Increase (decrease) in accounts payable ..............................          (7,229)           3,280
    Increase (decrease) in accrued liabilities and long-term
     portion of self-insurance reserves ..................................             (79)           4,187
                                                                                  --------         --------

Net cash (used by) provided by operating activities ......................            (534)          24,034
                                                                                  --------         --------

INVESTING ACTIVITIES:
Purchase of property and equipment .......................................         (15,303)         (18,245)
Proceeds from sale of property and equipment and properties
 held for sale ...........................................................             269            2,918
                                                                                  --------         --------

Net cash (used by) investing activities ..................................         (15,034)         (15,327)
                                                                                  --------         --------

FINANCING ACTIVITIES:
Principal payments on capital lease obligations ..........................            (627)            (641)
                                                                                  --------         --------

Net cash (used by) financing activities ..................................            (627)            (641)
                                                                                  --------         --------

Net increase (decrease) in cash and cash equivalents .....................         (16,195)           8,066
Cash and cash equivalents at beginning of period .........................          59,086           57,281
                                                                                  --------         --------

Cash and cash equivalents at end of period ...............................        $ 42,891         $ 65,347
                                                                                  ========         ========

Interest paid ............................................................        $ 13,292         $ 13,814
Income taxes paid ........................................................        $    950         $  2,600



     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 28, 1999


NOTE 1 - BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of September 27, 1998 and March 28, 1999 and the results of its operations and cash flows for the twenty-six weeks ended March 29, 1998 and March 28, 1999. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the twenty-six weeks ended March 28, 1999 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INCOME TAXES

        The provision for income taxes for the twenty-six weeks ended March 29, 1998 and March 28, 1999 consists of the following:

                                        26 WEEKS ENDED
                                 -----------------------------
                                 MAR. 29, 1998   MAR. 28, 1999
                                 -------------   -------------
                                       (In thousands)
        Federal income taxes        $1,396          $3,413
        State income taxes             409             602
                                    ------          ------
                                    $1,805          $4,015
                                    ======          ======

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 28, 1999


NOTE 3 - UNCONSOLIDATED AFFILIATE

        The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. ("Santee"), it operates a fluid milk processing plant located in City of Industry, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized a loss of $2,132,000 for the twenty-six weeks ended March 29, 1998, and recognized income of $865,000 for the twenty-six weeks ended March 28, 1999. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:

                                             26 WEEKS ENDED
                                     -------------------------------
                                     MAR. 29, 1998     MAR. 28, 1999
                                     -------------     -------------
                                              (In thousands)
        Current assets                 $  25,574         $  17,639
        Non-current assets               106,702           109,222
        Current liabilities               33,334            27,744
        Non-current liabilities           82,817            80,244
        Shareholder's equity              16,125            18,873

        Sales                             87,542            92,954
        Gross profit                       6,636             7,872
        Net income (loss)              $  (4,264)        $   1,932

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 28, 1999


NOTE 4 - COVENANT NOT TO COMPETE

        On March 8, 1994, the Company entered into a $5.0 million prepaid five year covenant not to compete which was included in a Consulting Agreement with Craig Corporation and is amortized to earnings over the five year term of the covenant not to compete. The Covenant Not to Compete terminated in March 1999.

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

                           STATER BROS. HOLDINGS INC.
                                 MARCH 28, 1999


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

        Effective March 8, 1996, pursuant to its option rights, the Company converted all of its outstanding shares of Common Stock, then held by Craig, into 693,650 shares of its Series B Preferred Stock. The Series B Preferred Stock had a redemption value of approximately $69.4 million and paid dividends at the rate of 10.5% per annum. In August 1997, the Company redeemed all of the outstanding shares of its Series B Preferred Stock for $69.4 million plus accrued and unpaid dividends.

        The Series B Preferred Stock redemption was funded through an offering of $100 million of 9% Senior Subordinated Notes due 2004 (the "9% Notes") which are listed and trade on the American Stock Exchange.

        OWNERSHIP OF THE COMPANY

        Effective August 1997, La Cadena became the sole shareholder of the Company and holds all of the shares of the Company's Class A Common Stock which are entitled to 1.1 votes per share. La Cadena Investments is a California General Partnership whose partners include Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company, one other active member of senior management of the Company and one retired and previous member of senior management of the Company. Jack H. Brown has a majority interest in La Cadena and is the managing general partner with the power to vote the shares of the Company held by La Cadena.

                           STATER BROS. HOLDINGS INC.
                                 MARCH 28, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)

        RESULTS OF OPERATIONS

        The following table sets forth certain income statement components expressed as a percent of sales for the thirteen weeks and twenty-six weeks ended March 28, 1999 and March 29, 1998.

                                                         THIRTEEN WEEKS                  TWENTY-SIX WEEKS
                                                    ------------------------          ------------------------
                                                     1999             1998             1999             1998
                                                    -------          -------          -------          -------
        Sales                                       100.00%          100.00%          100.00%          100.00%
        Gross profit                                 23.72            23.76            23.46            23.28
        Operating expenses:
           Selling, general and
               administrative expense                19.86            20.47            19.98            20.04
           Depreciation and amortization               .90              .90              .89              .87
        Operating profits                             2.96             2.39             2.59             2.37
        Interest income                                .20              .14              .19              .15
        Interest expense                             (1.72)           (1.78)           (1.71)           (1.76)
        Equity in (loss) from
           unconsolidated affiliate                    .02             (.26)             .10             (.25)
        Other income (loss) - (net)                   (.05)              --             (.03)             .01
        Earnings before income taxes                  1.41%             .49%            1.14%             .52%


        Total sales for the thirteen weeks ended March 28, 1999 increased 4.5% and amounted to $441.8 million compared to $422.8 million for the like period in 1998. Total sales for the twenty-six weeks year to date ended March 28, 1999 increased 3.5% and amounted to $883.2 million compared to $853.8 million for the same period in 1998. Like store sales increased 3.8% for the quarter and increased 2.6% for the year to date period. The increase in sales in the fiscal 1999 second quarter and twenty-six week year to date periods was due to favorable customer response to the Company's 1999 marketing plan, which emphasizes Stater Bros. high quality and expanded product selections in the produce and other perishable departments and the opening of a new replacement supermarket, which opened in December 1998. Stater Bros. operated 112 supermarkets at March 28, 1999 and March 29, 1998.

        Gross profits for the thirteen weeks ended March 28, 1999, amounted to $104.8 million or 23.72% of sales compared to $100.5 million or 23.76% of sales in the same period of the prior year. For the twenty-six week year to date period, gross profits increased to $207.2 million or 23.46% of sales in 1999, compared to $198.8 million or 23.28% of sales in the prior year. Gross profits, for the 1999 second quarter and twenty-six week year to date periods, were favorably impacted by the 1999 marketing plan which features the perishable departments which typically have higher gross margins as a percent of sales, and by lower costs in the warehousing and transportation departments. Additionally, 1999 gross profits were reduced by approximately $2.7 million and $5.8 million for the second quarter and twenty-six weeks year to date, respectively, from a temporary increase in the cost of products purchased by Stater Bros. from Santee Dairies, Inc.

                           STATER BROS. HOLDINGS INC.
                                 MARCH 28, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)

        RESULTS OF OPERATIONS (CONTD.)

        Operating expenses include selling, general and administrative expenses, depreciation and amortization expenses. For the thirteen weeks ended March 28, 1999, selling, general and administrative expenses amounted to $87.8 million or 19.86% of sales compared to $86.6 million or 20.47% of sales for the like period of the prior year. For the year to date period, selling, general and administrative expenses amounted to $176.4 million or 19.98% of sales compared to $171.1 million or 20.04% of sales for the like period of the prior year. The increase in selling, general and administrative expenses in 1999 when compared to 1998 was due to the costs and expenses incurred to operate at the higher sales level, increased labor costs due to contractual wage rate increases in collective bargaining agreements and decreases in advertising expenses. In the second quarter of last year (fiscal 1998), Stater Bros. invested approximately $1.0 million in additional advertising expenses in response to the introduction of competitor reward card programs and to re-affirm the Company's strategy of Every Day Low Price leadership in its primary marketing areas.

        Depreciation and amortization expenses amounted to $4.0 million and $7.9 million for the second quarter and year to date periods ended March 28, 1999, respectively. Depreciation and amortization expense amounted to $3.8 million and $7.4 million for the quarter and year to date periods of the prior year. Depreciation and amortization includes amortization of approximately $250,000 per quarter from a prepaid five-year covenant not to compete between Stater Bros. and Craig which became effective in March 1994 and terminated in March 1999.

        Operating profits for the second quarter of 1999 amounted to $13.1 million or 2.96% of sales, compared to $10.1 million or 2.39% of sales in the second quarter of 1998. Operating profits for the twenty-six weeks year to date ended March 28, 1999, amounted to $22.9 million or 2.59% of sales, compared to $20.2 million or 2.37% of sales for the like period in 1998.

        Interest expense amounted to $7.6 million for the second quarter of 1999 compared to $7.5 million for the second quarter of fiscal 1998. For the year to date periods of 1999 and 1998, interest expense amounted to $15.1 million and $15.0 million, respectively. Interest expense in the second quarter includes amortization of $703,000 and $691,000, respectively, for 1999 and 1998 from fees and expenses incurred to acquire debt. Year to date amortization of fees and expenses incurred to acquire debt amounted to $1.4 million in 1999 and 1998.

                           STATER BROS. HOLDINGS INC.
                                 MARCH 28, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)

        RESULTS OF OPERATIONS (CONTD.)

        Stater Bros.' equity in earnings from unconsolidated affiliate (Santee), amounted to $67,000 for the second quarter of fiscal 1999 compared to a loss of $1.1 million in the second quarter of the prior year. For the twenty-six week periods, Stater Bros.' equity in the earnings from an unconsolidated affiliate amounted to $865,000 in 1999, compared to a loss of $2.1 million in 1998. The 1999 earnings of Santee were favorably impacted by temporary increases in the cost of products Santee charged to the two owners of Santee; Hughes Family Markets and Stater Bros. Markets, which amounted to approximately $8.1 million (pre-tax) for the twenty-six week year to date period. In March of 1998, Santee vacated its Los Angeles, California facility and moved into a newly constructed facility in City of Industry, California. Santee has incurred expenses associated with commissioning the new facility and transferring and integrating the production of dairy products into the new facility. Since June 1998, through January 1999, Stater Bros. accepted and paid approximately $1.0 million per month from a temporary increase in the cost of products it purchased from Santee. Beginning in February 1999, the temporary increase in the cost of products purchased from Santee decreased to approximately $800,000 per month. The temporary increase in the cost of products purchased from Santee is included in the Stater Bros. cost of goods sold and amounted to approximately $2.7 million in the second quarter of fiscal 1999 and approximately $5.8 million for the 1999 year to date period. The Company believes, that the temporary increase in the cost of products purchased from Santee by Stater Bros. will eventually be eliminated, but no assurances can be given that the temporary price increase will be eliminated. The Company continues to explore alternatives available to it regarding its investment in Santee.

        Income before income taxes amounted to $6.2 million and $2.1 million for the second quarters of 1999 and 1998, respectively, and amounted to $10.0 million and $4.4 million for the year to date periods of 1999 and 1998, respectively.

        Net income for the second quarters of 1999 and 1998 amounted to $3.7 million or .85% of sales and $1.2 million or .29% of sales, respectively, and for the year to date periods for 1999 and 1998, amounted to $6.0 million or .68% of sales and $2.6 million or .30% of sales, respectively.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company's short-term Bank Credit Agreement is between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company and consists of revolving credit facilities for working capital purposes of $15.0 million, all of which was available at March 28, 1999, and a $25.0 million standby letter of credit facility maintained pursuant to its workers' compensation and general liability self-insurance requirements. The Bank Credit Agreement expires on June 1, 2000.

                           STATER BROS. HOLDINGS INC.
                                 MARCH 28, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)

        LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

        Working capital amounted to $84.5 million at March 28, 1999 and $90.7 million at September 27, 1998, and the Company's current ratios were 1.68:1, and 1.78:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

        Net cash provided by operating activities for the twenty-six weeks in 1999 amounted to $24.0 million compared to cash used by operating activities of $534,000 in the like period of fiscal 1998. The increase in net cash provided by operating activities in 1999 when compared to 1998 was due to increased earnings, reductions in inventory and a net increase in accounts payable. During the second quarter of fiscal 1999, Stater Bros. reduced its inventories in its forward buying grocery warehouse to facilitate the installation of racking in the warehouse. Net cash used by operating activities for the twenty-six weeks ended March 29, 1998 amounted to $.5 million and consisted of reductions in accounts payable, increases in inventories, other assets and prepaid expenses, and was net of a decrease in receivables.

        Net cash used by investing activities for the twenty-six weeks ended March 28, 1999 and March 29, 1998, amounted to $15.3 million and $15.0 million, respectively. The difference in net cash used by or provided by investing activities between the comparable periods is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions. Capital expenditures for the twenty-six week periods amounted to $18.3 million and $15.3 million in 1999 and 1998, respectively. During the second quarter of fiscal 1999, Stater Bros. was reimbursed by the landlord for costs incurred to construct the new Loma Linda replacement supermarket, which opened in December 1998. Capital expenditures for the twenty-six weeks ended March 28, 1999, were incurred to open a new 37,400 square foot replacement supermarket, in Loma Linda, California. Additionally, Stater Bros. completed six major remodels and two minor remodels and installed 25 new NCR 7452 point of sale scan systems.

        Net cash used by financing activities amounted to $641,000 and $627,000 for the first twenty-six weeks of fiscals 1999 and 1998, respectively, and consisted of payments on the Company's capitalized lease obligations.

        Stater Bros. is subject to certain covenants associated with its 11% Senior Notes due 2001, its 9% Senior Subordinated Notes due 2004, and covenants included in the Bank Credit Agreement between a bank and Stater Bros. Markets, a wholly owned subsidiary of Stater Bros. Holdings Inc. As of March 28, 1999, Stater Bros. was in compliance with all such covenants However, there can be no assurance that Stater Bros. will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

                           STATER BROS. HOLDINGS INC.
                                 MARCH 28, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)

        LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

        THE BANK FACILITIES

        Stater Bros. Markets operating subsidiary, and Bank of America National Trust and Savings Association (the "Bank") entered into a Credit Agreement in March 1994, as amended and effective June 1, 1996, whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $15.0 million which was available at March 28, 1999 and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $25.0 million (collectively, the "Bank Facilities"). As of March 28, 1999, approximately $14.2 million of the LC Facility was available to the Company. The Bank Credit Agreement expires on June 1, 2000.

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

                           STATER BROS. HOLDINGS INC.
                                 MARCH 28, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)

        LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

        THE BANK FACILITIES (CONTD.)

        As of March 28, 1999, for purposes of the Bank Facilities, Stater Bros. Markets was in compliance with all restrictive covenants and had (i) a current ratio of 1.77:1, (ii) tangible net worth and debt subordinated to the Bank of $240.8 million; (iii) a ratio of total liabilities to tangible net worth and debt subordinated to the Bank of 0.56:1 and (iv) a fixed charge coverage ratio (as defined in the Bank Facilities) of 1.38:1. If for any reason Stater Bros. Markets is unable to comply with the terms of the Bank Facilities, including the covenants contained therein, such noncompliance would result in an event of default under the Bank Facilities, and could result in acceleration of the payment of indebtedness then outstanding under the Bank Facilities or, in certain situations, the prohibition of payments of dividends or advances to the Company. In addition, no amendment, waiver or supplement may be made to the Indenture without the prior written consent of the Bank if such amendment, waiver or supplement adversely affects the rights of the Bank as lender to Stater Bros.
        Markets.

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

        The Company is also subject to certain covenants associated with its 11% Senior Notes due 2001 and its 9% Senior Subordinated Notes due 2004. As of March 28, 1999, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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

                           STATER BROS. HOLDINGS INC.
                                 MARCH 28, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)

        RECENT ACCOUNTING STANDARDS

        YEAR 2000 COMPLIANCE

        The efficient operations of Stater Bros. are dependent, in part, upon its computer software programs, systems and processes (collectively, the "Information Systems"). Stater Bros.' Information Systems are used in several key areas of the company, including, but not limited to, supermarket operations, warehousing and distribution, merchandising and purchasing, inventory management, and accounting and financial reporting. In 1997, Stater Bros. established a Year 2000 Compliance Committee and developed a Year 2000 Compliance Plan. The Year 2000 Compliance Plan addresses Stater Bros.' Information Systems, communications with vendors, financial institutions and others, and provides for contingency planning. The Company is in the process of updating its Information Systems for Year 2000 compliance requirements and has engaged independent consultants since mid-1998 to assist in achieving Year 2000 compliance with its Information Systems by the third quarter of 1999. Additionally, Stater Bros. has also been in communication with some of its vendors, financial institutions and others whose computer software, programs and information systems may interface with those of the Company to assess the status of their compliance with Year 2000 requirements. Failure of companies (that the Company conducts business with) to comply with the Year 2000 requirements could have an adverse effect on Stater Bros.' operations.

        Based on the information currently available, Stater Bros. believes it will meet the Year 2000 compliance requirements through a combination of Information Systems modifications and through the acquisition of new equipment and technology that are Year 2000 compliant. Stater Bros.' Year 2000 Compliance Committee is developing a contingency plan for its Information Systems and is developing contingency plans in the event vendors, financial institutions and others that the Company conducts business with do not comply with the Year 2000 requirements. Stater Bros. believes that costs required to replace or modify Information Systems, including scheduled replacements of in-store Point of Sale equipment, will approximate $8.4 million, of which $6.9 million will be capitalized and $1.5 million will be expensed. Through March 1999, the amount of expenditures incurred by Stater Bros. was approximately $5.8 million for capitalized expenditures and approximately $711,000 for expenses. The Company believes that it will successfully achieve compliance with the year 2000 requirements by the third quarter of 1999, however, no assurances can be given that the Company's Information Systems and it's vendors, financial institutions and others will be successful in achieving Year 2000 compliance.

                                  STATER BROS. HOLDINGS INC.
                                        MARCH 28, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)

        YEAR 2000 COMPLIANCE (CONTD.)

        Stater Bros.' ability to timely implement its Year 2000 Compliance Plan may be adversely affected by a variety of factors, some of which are beyond the Company's control, including the potential for unforeseen implementation problems, delays in the delivery of products, and disruption of store operations resulting from a loss of power or communication links between stores, distribution centers and headquarters. Based on currently available information, Stater Bros. is unable to determine if such interruptions are likely to have a material adverse effect on its results of operations, liquidity or financial condition.

        EFFECT OF INFLATION AND COMPETITION

        Stater Bros.' performance is affected by inflation. In recent years the impact of inflation on the operations of the Company has been moderate. As inflation has increased expenses, the Company has recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time. However, the economic and competitive environment in Southern California continues to challenge the Company to become more cost efficient as its ability to recover increases in expenses through price increases is diminished. The future results of operations of the Company will depend upon the ability of the Company to adapt to the current economic environment as well as the current competitive conditions.

        Stater Bros. conducts business in one industry segment, the operation of retail food supermarkets, which offer for sale to the public most merchandise typically found in supermarkets. The supermarket industry is highly competitive and is characterized by low profit margins. Stater Bros.' primary competitors include Lucky, Vons, Albertson's, Ralphs, and a number of independent supermarket operators. Competitive factors typically include the price, quality and selection of products offered for sale, customer service, and the convenience and location of retail facilities. The Company monitors competitive activity and Senior Management regularly reviews the Company's marketing and business strategy and periodically adjusts them to adapt to changes in the Company's primary trading area.

                           STATER BROS. HOLDINGS INC.
                                 MARCH 28, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)

        CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in Stater Bros.' filings with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) includes statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Stater Bros. These risks and uncertainties include, but are not limited to, those relating to domestic economic conditions, seasonal and weather fluctuations, expansions, mergers, acquisitions and other activities of competitors, changes in federal or state laws and the administration of such laws and the general conditions of the economy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not Applicable.

                           STATER BROS. HOLDINGS INC.
                                 MARCH 28, 1999


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Various legal actions and claims are pending against Stater Bros. in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending routine legal actions and claims will not have a material adverse effect on the consolidated financial position of Stater Bros.

        For a description of legal proceedings, please refer to the footnote entitled "Litigation Matters" contained in the Notes to Consolidated Financial Statements section of Stater Bros.' Annual Report on Form 10-K for the fiscal year ended September 27, 1998.

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



        Date:  April 30, 1999           /s/ Jack H. Brown
                                        ----------------------------------------
                                        Jack H. Brown
                                        Chairman of the Board, President,
                                        and Chief Executive Officer



        Date:  April 30, 1999           /s/ Dennis N. Beal
                                        ----------------------------------------
                                        Dennis N. Beal
                                        Senior Vice President, Finance and
                                        Chief Financial Officer
                                        (Chief Accounting Officer)