Form 10-Q
period 1999-06-27
STATER BROS HOLDINGS INC
filed 1999-08-02
CIK 882829

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 27, 1999


                       Commission file number 001-13222
                                              ---------

                          STATER BROS. HOLDINGS INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                                          33-0350671
                      --------                                          ----------
  (State or other jurisdiction of incorporation or         (I.R.S. Employer Identification No.)
                    organization)

        21700 Barton Road, Colton, California                               92324
        -------------------------------------                               -----
      (Address of principal executive offices)                            (Zip Code)

 Registrant's telephone number, including area code                   (909) 783-5000
                                                                      --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

            As of July 23, 1999, there were issued and outstanding 50,000 shares of the registrant's Class A Common Stock.

                          STATER BROS. HOLDINGS INC.
                                 JUNE 27, 1999

                                     INDEX

PART I         FINANCIAL INFORMATION (Unaudited)                                     Page
------         ---------------------------------                                     ----
Item 1.        Financial Statements

               Consolidated Balance Sheets (Unaudited) as of September 27,
                 1998 and June 27, 1999                                                 3

               Consolidated Statements of Income (Unaudited) for
                the 39 weeks ended June 28, l998 and June 27, 1999                      5

               Consolidated Statements of Income (Unaudited) for
                the 13 weeks ended June 28, 1998 and June 27, 1999                      6

               Consolidated Statements of Cash Flows (Unaudited)
                for the 39 weeks ended June 28, 1998 and June 27, 1999                  7

               Notes to Consolidated Financial Statements (Unaudited)                   8

Item 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                    11

Item 3.        Quantitative and Qualitative Disclosure about Market Risk               21

PART II        OTHER INFORMATION                                                       21
-------        -----------------

Item 1.        Legal Proceedings                                                       21

Item 2.        Changes in Securities                                                   21

Item 3.        Defaults Upon Senior Securities                                         21

Item 4.        Submission of Matters to a Vote of Security Holders                     21

Item 5.        Other Information                                                       21

Item 6.        Exhibits and Reports on Form 8-K                                        22

SIGNATURES                                                                             23

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
------

                          STATER BROS. HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (In thousands)

                                    ASSETS

                                                                                      Sept. 27,           June 27,
                                                                                        1998                1999
                                                                                      ---------           ---------
Current Assets
 Cash and cash equivalents.................................................           $  57,281           $  55,427
 Receivables...............................................................              20,451              21,636
 Inventories...............................................................             116,274             113,048
 Prepaid expenses..........................................................               5,176               6,588
 Deferred income taxes.....................................................               4,588               4,589
 Properties held for sale..................................................               3,969               1,251
                                                                                      ---------           ---------
Total current assets.......................................................             207,739             202,539

Investment in unconsolidated affiliate.....................................               8,472               9,396

Property and equipment
 Land......................................................................              15,924              17,287
 Buildings and improvements................................................              94,794              99,378
 Store fixtures and equipment..............................................             100,781             126,723
 Property subject to capital leases........................................              14,368              14,368
                                                                                      ---------           ---------
                                                                                        225,867             257,756

 Less accumulated depreciation and amortization............................             107,513             116,901
                                                                                      ---------           ---------
                                                                                        118,354             140,855

Deferred income taxes......................................................               2,449               2,449
Deferred debt issuance costs, net..........................................              12,294              10,185
Lease guarantee escrow.....................................................               9,629              10,957
Other assets...............................................................               5,381               5,871
                                                                                      ---------           ---------
Total assets...............................................................           $ 364,318           $ 382,252
                                                                                      =========           =========

    See accompanying notes to unaudited consolidated financial statements.

                          STATER BROS. HOLDINGS INC.
                      CONSOLIDATED BALANCE SHEETS (Cont.)
                                  (Unaudited)
                     (In thousands, except share amounts)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                      Sept. 27,           June 27,
                                                                                        1998                1999
                                                                                      ---------           ---------
Current Liabilities
 Accounts payable..........................................................           $  65,553           $  65,728
 Accrued payroll and related expenses......................................              25,363              27,804
 Other accrued liabilities.................................................              24,788              31,989
 Current portion of capital lease obligations..............................               1,310               1,371
                                                                                      ---------           ---------

Total current liabilities..................................................             117,014             126,892

Long-term debt, less current portion.......................................             265,000             265,000
Capital lease obligations, less current portion............................               4,350               3,317
Long-term portion of self-insurance and other reserves.....................               8,284               8,284
Other long-term liabilities................................................               3,725               3,580

Stockholders' equity (deficit)
 Class A Common Stock, $.0l par value:
  Authorized shares - 100,000
  Issued and outstanding shares - 50,000...................................                   1                   1
 Additional paid-in capital................................................              12,715              12,715
 Retained earnings (deficit)...............................................             (46,771)            (37,537)
                                                                                      ---------           ---------

Total stockholders' equity (deficit).......................................             (34,055)            (24,821)
                                                                                      ---------           ---------

Total liabilities and stockholders' equity (deficit).......................           $ 364,318           $ 382,252
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

                          STATER BROS. HOLDINGS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
              (In thousands, except per share and share amounts)


                                                                                            39 Weeks Ended
                                                                                    --------------------------------
                                                                                     June 28,             June 27,
                                                                                       1998                 1999
                                                                                    -----------          -----------
Sales......................................................................         $ 1,285,048          $ 1,324,358
Cost of goods sold.........................................................             987,172            1,011,542
                                                                                    -----------          -----------
Gross profit...............................................................             297,876              312,816

Operating expenses
 Selling, general and administrative expenses..............................             261,216              265,907
 Depreciation and amortization.............................................              11,345               11,813
                                                                                    -----------          -----------
Total operating expenses...................................................             272,561              277,720
                                                                                    -----------          -----------

Operating profit...........................................................              25,315               35,096

Interest income............................................................               2,371                2,388
Interest expense...........................................................             (22,641)             (22,699)
Equity in earnings (loss) from unconsolidated affiliate....................              (2,692)                 924
Other income - net.........................................................                  42                 (319)
                                                                                    -----------          -----------

Income before income taxes.................................................               2,395               15,390
Income taxes...............................................................                 982                6,156
                                                                                    -----------          -----------

Net income.................................................................         $     1,413          $     9,234
                                                                                    ===========          ===========

Earnings available to common shareholders..................................         $     1,413          $     9,234
                                                                                    ===========          ===========

Earnings per common share..................................................         $     28.26          $    184.68
                                                                                    ===========          ===========

Average common shares outstanding..........................................              50,000               50,000
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

                          STATER BROS. HOLDINGS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
              (In thousands, except per share and share amounts)


                                                                                            13 Weeks Ended
                                                                                    --------------------------------
                                                                                     June 28,             June 27,
                                                                                       1998                 1999
                                                                                    -----------          -----------
Sales......................................................................            $431,301             $441,134
Cost of goods sold.........................................................             332,188              335,530
                                                                                    -----------          -----------
Gross profit...............................................................              99,113              105,604

Operating expenses
 Selling, general and administrative expenses..............................              90,087               89,476
 Depreciation and amortization.............................................               3,911                3,944
                                                                                    -----------          -----------
Total operating expenses...................................................              93,998               93,420
                                                                                    -----------          -----------

Operating profit...........................................................               5,115               12,184

Interest income............................................................               1,060                  734
Interest expense...........................................................              (7,608)              (7,580)
Equity in earnings (loss) from unconsolidated affiliate....................                (561)                  59
Other income - net.........................................................                 (14)                 (45)
                                                                                    -----------          -----------
Income (loss) before income taxes..........................................              (2,008)               5,352
Income taxes...............................................................                (823)               2,141
                                                                                    -----------          -----------

Net income (loss)..........................................................            $ (1,185)            $  3,211
                                                                                    ===========          ===========

Earnings available to common shareholders..................................            $ (1,185)            $  3,211
                                                                                    ===========          ===========

Earnings per common share..................................................             $(23.70)              $64.22
                                                                                    ===========          ===========

Average common shares outstanding..........................................              50,000               50,000
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

                          STATER BROS. HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                              39 Weeks Ended
                                                                                       -----------------------------
                                                                                       June 28,             June 27,
                                                                                         1998                 1999
                                                                                       --------             --------
Operating activities:
Net income.................................................................            $  1,413             $  9,234
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization.............................................              11,345               11,813
 Provision for deferred income taxes.......................................               1,680                    1
 Gain (loss) on disposals of assets........................................                 (42)                 319
 Net undistributed (gain) loss in investment in unconsolidated affiliate...               2,692                 (924)
 Changes in operating assets and liabilities:
  (Increase) decrease in receivables.......................................              (2,578)              (1,185)
  (Increase) decrease in inventories.......................................              (3,414)               3,226
  (Increase) decrease in prepaid expenses..................................              (2,241)              (1,412)
  (Increase) decrease in other assets......................................                (547)                (162)
  Increase (decrease) in accounts payable..................................               1,169                  175
  Increase (decrease) in accrued liabilities and long-term
   portion of self-insurance reserves......................................               1,496                9,497
                                                                                       --------             --------

Net cash provided by operating activities..................................              10,973               30,582
                                                                                       --------             --------
Investing activities:
Investment in unconsolidated affiliate.....................................              (1,100)                   -
Purchase of property and equipment.........................................             (20,287)             (34,382)
Proceeds from sale of property and equipment and properties
  held for sale............................................................                 269                2,918
                                                                                       --------             --------

Net cash (used by) investing activities....................................             (21,118)             (31,464)
                                                                                       --------             --------

Financing activities:
Principal payments on capital lease obligations............................                (941)                (972)
                                                                                       --------             --------

Net cash (used by) financing activities....................................                (941)                (972)
                                                                                       --------             --------

Net increase (decrease) in cash and cash equivalents.......................             (11,086)              (1,854)
Cash and cash equivalents at beginning of period...........................              59,086               57,281
                                                                                       --------             --------

Cash and cash equivalents at end of period.................................            $ 48,000             $ 55,427
                                                                                       ========             ========
Interest paid..............................................................            $ 13,428             $ 13,922
Income taxes paid..........................................................            $    950             $  2,600

    See accompanying notes to unaudited consolidated financial statements.

                          STATER BROS. HOLDINGS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 JUNE 27, 1999


Note 1 - Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of September 27, 1998 and June 27, 1999 and the results of its operations and cash flows for the thirty-nine weeks ended June 28, 1998 and June 27, 1999. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the thirty-nine weeks ended June 27, 1999 are not necessarily indicative of the results of operations for a full year.

Note 2 - Income Taxes

     The provision for income taxes for the thirty-nine weeks ended June 28, 1998 and June 27, 1999 consists of the following:

                                                                               39 Weeks Ended
                                                                 ------------------------------------------
                                                                     June 28, 1998         June 27, 1999
                                                                 ---------------------   ------------------
                                                                               (In thousands)
Federal income taxes                                                        $760               $5,233
State income taxes                                                           222                  923
                                                                            ----               ------
                                                                            $982               $6,156
                                                                            ====               ======

Note 3 - Unconsolidated Affiliate

     The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. ("Santee"), it operates a fluid milk processing plant located in City of Industry, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized a loss of $2,692,000 for the thirty-nine weeks ended June 28, 1998, and recognized income of $924,000 for the thirty-nine weeks ended June 27, 1999. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

                          STATER BROS. HOLDINGS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 JUNE 27, 1999

Note 3 (Cont.)

Summary of unaudited financial information for Santee Dairies LLC is as follows:

                                                                               39 Weeks Ended
                                                                 -------------------------------------------
                                                                     June 28, 1998          June 27, 1999
                                                                 ----------------------   ------------------
                                                                               (In thousands)
          Current assets                                                  $ 20,324              $ 15,633
          Non-current assets                                               109,800               106,971
          Current liabilities                                               29,876                24,631
          Non-current liabilities                                           82,804                79,019
          Shareholder's equity                                              17,444                18,954

          Sales                                                            127,428               130,045
          Gross profit                                                       5,588                13,868
          Net income (loss)                                               $ (5,208)             $  2,115

Note 4 - Covenant Not to Compete

     On March 8, 1994, the Company entered into a $5.0 million prepaid five year covenant not to compete which was included in a Consulting Agreement with Craig Corporation and was amortized to earnings over the five year term of the covenant not to compete. The Covenant Not to Compete terminated in March 1999.

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

Note 7 - Subsequent Events

Acquisition of 43 Supermarkets from Albertson's

     Upon the consummation of the merger of Albertson's, Inc. and American Stores Company, the Company entered into a definitive Asset Purchase Agreement with Albertson's, Inc. by which it will acquire 43 supermarkets, one future store site and the related inventories and

                          STATER BROS. HOLDINGS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 JUNE 27, 1999


Note 7 (Cont.)

assume capitalized lease obligations for a total purchase price of approximately $147.0 million. The acquisition of the supermarkets, the future store site and the related inventories is expected to be completed in August 1999 and will be funded through an offering of new Senior Notes due 2006 (the "New Senior Notes"). The New Senior Notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Senior Notes

     On July 1, 1999, the Company commenced a concurrent cash tender offer and consent solicitation with the registered holders of all of the outstanding 11% Senior Notes due 2001, and 9% Senior Subordinated Notes due 2004 (collectively "the Notes"). On July 15, 1999, the Company received the requisite consents (97% of the 11% Senior Notes and 100% of the 9% Senior Subordinated Notes) and promptly executed supplemental indentures governing the Notes. On July 27, 1999, the Company extended the expiration date of the tender offer for its outstanding Notes until midnight, New York City time, on August 6, 1999, unless further extended. The early redemption of the Notes is expected to create an extraordinary loss of approximately $17.2 million (net of tax) from the early retirement of debt in the quarter ending September 26, 1999.

     The redemption of the Notes and the acquisition of the 43 supermarkets will be funded through an offering of $440.0 million of New Senior Notes, which is expected to be completed in August 1999. Proceeds from the New Senior Notes will be used to retire the Notes pursuant to the tender offer, consummate the acquisition of the 43 supermarkets and related inventories, fund anticipated capital expenditures in the acquired supermarkets and pay fees and expenses related to the acquisition of the supermarkets, the redemption of the Notes and the issuance of the New Senior Notes.

     In addition to the net proceeds raised from the New Senior Notes, the Company will be required to use approximately $30.4 million of its cash on hand to complete the acquisition of the supermarkets and to redeem the Notes.

Bank Credit Facility

     On July 16, 1999, Bank of America National Trust & Savings Association issued a commitment letter with respect to a new unsecured bank credit facility (the "New Credit Facility") for the Company's principal operating subsidiary, Stater Bros. Markets. The Company anticipates that the New Credit Facility will consist of a $50.0 million revolving credit facility with an additional $25.0 million facility available for the issuance of commercial and standby letters of credit. The availability of the loans and letters of credit will be subject to certain sublimits and other borrowing restrictions. The term of the New Credit Facility will be three years. It is expected that borrowings under the New Credit Facility will be used for working capital and general corporate purposes.

                          STATER BROS. HOLDINGS INC.
                                 JUNE 27, 1999


PART I - FINANCIAL INFORMATION (CONT.)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   OF OPERATIONS

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

OWNERSHIP OF THE COMPANY

     Effective August 1997, La Cadena became the sole shareholder of the Company and holds all of the shares of the Company's Class A Common Stock which are entitled to 1.1 votes per share. La Cadena is a California general partnership whose partners include Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company, one other active member of senior management of the Company and one retired and previous member of senior management of the Company. Jack H. Brown has a majority interest in La Cadena and is the managing general partner with the power to vote the shares of the Company held by La Cadena.

                           STATER BROS. HOLDINGS INC.
                                 JUNE 27, 1999

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   OF OPERATIONS (CONT.)

RESULTS OF OPERATIONS

     The following table sets forth certain income statement components expressed as a percent of sales for the thirteen weeks and thirty-nine weeks ended June 27, 1999 and June 28, 1998.

                                                          Thirteen Weeks                    Thirty-Nine Weeks
                                                          --------------                    -----------------
                                                    June 27,          June 28,          June 27,         June 28,
                                                    --------          --------          --------         --------
                                                      1999              1998              1999             1998
                                                      ----              ----              ----             ----
        Sales                                       100.00%           100.00%           100.00%           100.00%
        Gross profit                                 23.94             22.98             23.62             23.18
        Operating expenses:
          Selling, general and
            administrative expense                   20.28             20.89             20.08             20.33
          Depreciation and amortization                .90               .91               .89               .88
        Operating profits                             2.76              1.18              2.65              1.97
        Interest income                                .17               .24               .18               .19
        Interest expense                             (1.72)            (1.76)            (1.72)            (1.76)
        Equity in (loss) from
          unconsolidated affiliate                       -              (.13)              .07              (.21)
        Other income (loss) - (net)                      -                 -              (.02)                -
        Earnings before income taxes                  1.21%             (.47%)            1.16%              .19%

     Total sales for the thirteen weeks ended June 27, 1999 increased 2.28% and amounted to $441.1 million compared to $431.3 million for the like period in 1998. Total sales for the thirty-nine weeks year to date ended June 27, 1999 increased 3.06% and amounted to $1,324.4 million compared to $1,285.1 million for the same period in 1998. Like store sales increased 2.28% for the quarter and increased 2.51% for the year to date period. The increase in sales in the fiscal 1999 third quarter and thirty-nine week year to date periods was due to favorable customer response to the Company's 1999 marketing plan, which emphasizes the Company's high quality and expanded product selections in the produce and other perishable departments and the opening of a new replacement supermarket, which opened in December 1998. The Company operated 112 supermarkets at June 27, 1999 and June 28, 1998.

     Gross profits for the thirteen weeks ended June 27, 1999, amounted to $105.6 million or 23.94% of sales compared to $99.1 million or 22.98% of sales in the same period of the prior year. For the thirty-nine week year to date period, gross profits increased to $312.8 million or 23.62% of sales in 1999, compared to $297.9 million or 23.18% of sales in the prior year. Gross profits, for the 1999 third quarter and thirty-nine week year to date periods, were favorably impacted by the 1999 marketing plan which features the perishable departments which typically have higher gross margins as a percent of sales, and by lower costs in the warehousing and transportation departments. Additionally, 1999 gross profits were reduced by approximately

                          STATER BROS. HOLDINGS INC.
                                 JUNE 27, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ------ AND RESULTS OF OPERATIONS (CONT.)

RESULTS OF OPERATIONS (cont.)

$2.4 million and $8.2 million for the third quarter and thirty-nine weeks year to date, respectively, from a temporary increase in the cost of products purchased by the Company from Santee, compared to $1.2 million for the 1998 third quarter and thirty-nine weeks year to date.

     Operating expenses include selling, general and administrative expenses, depreciation and amortization expenses. For the thirteen weeks ended June 27, 1999, selling, general and administrative expenses amounted to $89.5 million or 20.28% of sales compared to $90.1 million or 20.89% of sales for the like period of the prior year. For the year to date period, selling, general and administrative expenses amounted to $265.9 million or 20.08% of sales compared to $261.2 million or 20.33% of sales for the like period of the prior year. The reduction in selling, general and administrative expenses in 1999 when compared to 1998 was due to cost savings, primarily in labor and advertising expenses which were partially offset by costs and expenses incurred to operate at the higher sales level and contractual wage rate increases in collective bargaining agreements.

     Depreciation and amortization expenses amounted to $3.9 million and $11.8 million for the third quarter and year to date periods ended June 27, 1999, respectively. Depreciation and amortization expense amounted to $3.9 million and $11.4 million for the corresponding quarter and year to date periods of the prior year. Depreciation and amortization included amortization of approximately $250,000 per quarter from a prepaid five-year covenant not to compete between Stater Bros. and Craig which became effective in March 1994 and terminated in March 1999.

     Operating profits for the third quarter of 1999 amounted to $12.2 million or 2.76% of sales, compared to $5.1 million or 1.18% of sales in the third quarter of 1998. Operating profits for the thirty-nine weeks year to date ended June 27, 1999, amounted to $35.1 million or 2.65% of sales, compared to $25.3 million or 1.97% of sales for the like period in 1998.

     Interest expense amounted to $7.6 million for the third quarter of 1999 and the third quarter of fiscal 1998. For the year to date periods of 1999 and 1998, interest expense amounted to $22.7 million and $22.6 million, respectively. Interest expense in the third quarter includes amortization of $703,000, for 1999 and 1998 from fees and expenses incurred to acquire debt. Year to date amortization of fees and expenses incurred to acquire debt amounted to $2.1 million in 1999 and 1998.

     The Company's equity in earnings from Santee, its unconsolidated affiliate, amounted to $59,000 for the third quarter of fiscal 1999 compared to a loss of $561,000 in the third quarter of the prior year. For the thirty-nine week periods, the Company's equity in the earnings from Santee, amounted to $924,000 in 1999, compared to a loss of $2.7 million in 1998. The 1999 earnings of Santee were favorably impacted by temporary increases in the cost of products Santee charged to its two owners, Hughes Family Markets and Stater Bros. Markets, which

                          STATER BROS. HOLDINGS INC.
                                 JUNE 27, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ------ AND RESULTS OF OPERATIONS (CONT.)

RESULTS OF OPERATIONS (cont.)

amounted to approximately $11.4 million (pre-tax) for the thirty-nine week year to date period. In March 1998, Santee vacated its Los Angeles, California facility and moved into a newly constructed facility in City of Industry, California. Santee has incurred expenses associated with commissioning the new facility and transferring and integrating the production of dairy products into the new facility. Since June 1998, and through January 1999, the Company accepted and paid approximately $1.0 million per month from a temporary increase in the cost of products it purchased from Santee. Beginning in February 1999, the temporary increase in the cost of products purchased from Santee by the Company decreased to approximately $800,000 per month. The temporary increase in the cost of products purchased from Santee is included in the Company cost of goods sold and amounted to approximately $2.4 million in the third quarter of fiscal 1999 and approximately $8.2 million for the 1999 year to date period compared to $1.2 million for the third quarter and year to date periods of fiscal 1998. The Company believes that the temporary increase in the cost of products purchased from Santee by the Company will eventually be eliminated, but no assurances can be given that the temporary price increase will be eliminated. The Company continues to explore alternatives available to it regarding its investment in Santee.

     Income before income taxes amounted to $5.4 million in the third quarter of 1999 compared to a loss of $2.0 million for the third quarter of 1998. Income before income taxes amounted to $15.4 million and $2.4 million for the year to date periods of 1999 and 1998, respectively.

     Net income for the third quarters of 1999 amounted to $3.2 million or .73% of sales, compared to a loss of $1.2 million or .27% of sales for the third quarter of 1998. Net income for the year to date periods for 1999 and 1998, amounted to $9.2 million or .70% of sales and $1.4 million or .11% of sales, respectively.

                           STATER BROS. HOLDINGS INC.
                                 JUNE 27, 1999

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   OF OPERATIONS (CONT.)


LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company's short-term Bank Credit Agreement (as defined herein) is between a bank and Stater Bros. Markets, a wholly owned subsidiary of the Company ("Stater Bros. Markets"), and consists of revolving credit facilities for working capital purposes of $15.0 million, all of which was available at June 27, 1999, and a $25.0 million standby letter of credit facility maintained pursuant to its workers' compensation and general liability self-insurance requirements. The Bank Credit Agreement expires on June 1, 2000.

     Working capital amounted to $75.7 million at June 27, 1999 and $90.7 million at September 27, 1998, and the Company's current ratios were 1.60:1, and 1.78:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

     Net cash provided by operating activities for the thirty-nine weeks in 1999 amounted to $30.6 million. The increase in net cash provided by operating activities in 1999 when compared to 1998 was due to increased earnings and an increase in accrued liabilities, net of a decrease in inventories. Net cash provided by operating activities for the thirty-nine weeks ended in 1998 amounted to $11.0 million and consisted of increases in accounts payable, inventories, other assets and prepaid expenses.

     Net cash used by investing activities for the thirty-nine weeks ended June 27, 1999 and June 28, 1998, amounted to $31.5 million and $21.1 million, respectively. The difference in net cash used by or provided by investing activities between the comparable periods is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions and the Company's additional investment in Santee Dairies LLC in 1998. Capital expenditures for the thirty-nine week periods amounted to $34.4 million and $20.3 million in 1999 and 1998, respectively. The increase in capital expenditures in fiscal 1999 was due primarily to the purchase of store point of sale scan systems and related equipment and warehouse material handling equipment purchased in anticipation of the acquisition of 43 stores from Albertson's, which amounted to $10.6 million. Additionally, capitalized expenditures to achieve Year 2000 compliance amounted to $3.0 million. During the second quarter of fiscal 1999, the Company was reimbursed by the landlord for costs incurred to construct the new Loma Linda replacement supermarket, which opened in December 1998. Capital expenditures for the thirty-nine weeks ended June 27, 1999, were incurred to open a new 37,400 square foot replacement supermarket in Loma Linda, California. Additionally, the Company completed five major remodels and six minor remodels and installed 31 new NCR 7452 and NCR 2127 point of sale scan systems.

     Net cash used by financing activities amounted to $972,000 and $941,000 for the first thirty-nine weeks of fiscal 1999 and 1998, respectively, and consisted of payments on the Company's capitalized lease obligations.

                          STATER BROS. HOLDINGS INC.
                                 JUNE 27, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ------ AND RESULTS OF OPERATIONS (CONT.)

LIQUIDITY AND CAPITAL RESOURCES (cont.)

     The Company is subject to certain covenants associated with its 11% Notes, its 9% Notes and covenants included in the Bank Credit Agreement between a bank and Stater Bros. Markets. As of June 27, 1999, the Company was in compliance with all such covenants except for the minimum fixed charge ratio requirement (discussed below) which the Bank (as defined herein) has waived. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

     The Bank Facilities

     Stater Bros. Markets and Bank of America National Trust and Savings Association (the "Bank") entered into a Credit Agreement in March 1994, as amended and effective June 1, 1996 (the "Bank Credit Agreement"), whereby the Bank provides Stater Bros. Markets with a revolving operating line of credit (the "Operating Facility") with a maximum availability of $15.0 million which was available at June 27, 1999 and a revolving letter of credit facility (the "LC Facility") with a maximum availability of $25.0 million (collectively, the "Bank Facilities"). As of June 27, 1999, approximately $14.2 million of the LC Facility was available to the Company. The Bank Credit Agreement expires on June 1, 2000.

     The Bank Facilities also contain certain financial and other covenants applicable to Stater Bros. Markets, including without limitation, requirements to (i) maintain a minimum current ratio of at least 1.20:1; (ii) maintain minimum tangible net worth plus debt subordinated to the Bank of at least $190.0 million; (iii) maintain a ratio of total liabilities to tangible net worth plus debt subordinated to the Bank of not in excess of 1.30:1; (iv) maintain a minimum fixed charge coverage ratio (as defined therein) of at least 1.10:1 for each consecutive four fiscal quarters beginning with the four fiscal quarters ending on Stater Bros. Markets' 1996 fiscal year end; (v) limit the sale of assets; (vi) prohibit additional indebtedness except for normal trade credit and indebtedness secured only by real property constructed or acquired within the prior twelve months; (vii) prohibit additional liens except for liens for indebtedness secured by real property pursuant to clause (v); (viii) prohibit the acquisition of other business entities; (ix) restrict the payment of dividends (as discussed below); (x) prohibit changes of ownership; (xi) prohibit the liquidation, consolidation or merger of the business; and (xii) repay all advances outstanding under the Operating Facility and not draw any new advances for at least five calendar days each month.

     As of June 27, 1999, for purposes of the Bank Facilities, Stater Bros. Markets was in compliance with all restrictive covenants, except for the minimum fixed charge ratio requirement which the Bank has waived, and had (i) a current ratio of 1.81:1, (ii) tangible net worth and debt subordinated to the Bank of $245.5 million; (iii) a ratio of total liabilities to tangible net worth and debt subordinated to the Bank of 0.52:1 and (iv) a fixed charge coverage ratio of 1.08:1. If

                          STATER BROS. HOLDINGS INC.
                                 JUNE 27, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ------ AND RESULTS OF OPERATIONS (CONT.)

LIQUIDITY AND CAPITAL RESOURCES (cont.)

for any reason Stater Bros. Markets is unable to comply with the terms of the Bank Facilities, including the covenants contained therein, such noncompliance would result in an event of default under the Bank Facilities, and could result in acceleration of the payment of indebtedness then outstanding under the Bank Facilities or, in certain situations, the prohibition of payments of dividends or advances to the Company. In addition, no amendment, waiver or supplement may be made to the indentures covering the Notes without the prior written consent of the Bank if such amendment, waiver or supplement adversely affects the rights of the Bank as lender to Stater Bros. Markets.

     The financial and operational covenants contained in the Bank Facilities significantly limit Stater Bros. Markets' ability to pay dividends and make loans or advances to the Company, which is the primary source of anticipated cash for the Company, and could limit the Company's ability to respond to changing business and economic conditions, and to finance future operations or capital needs including the Company's ability to achieve its plans to remodel and expand existing supermarkets and open new supermarkets.

     The Company is also subject to certain covenants associated with its 11% Notes and its 9% Notes. As of June 27, 1999, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

     Labor Relations

     The Company and other major supermarket employers in Southern California negotiated a four-year contract, which expires in October 2003, with the United Food and Commercial Workers Union. The Company's collective bargaining agreement with the International Brotherhood of Teamsters was renewed in 1998 and expires in September 2002. Management believes it has good relations with its employees.

                           STATER BROS. HOLDINGS INC.
                                 JUNE 27, 1999

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   OF OPERATIONS (CONT.)


YEAR 2000 COMPLIANCE

     The efficient operations of the Company are dependent, in part, upon its computer software programs, systems and processes (collectively, the "Information Systems"). The Company's Information Systems are used in several key areas, including, but not limited to, supermarket operations, warehousing and distribution, merchandising and purchasing, inventory management and accounting and financial reporting. In 1997, the Company established a Year 2000 Compliance Committee and developed a Year 2000 Compliance Plan. The Year 2000 Compliance Plan addresses the Company's Information Systems, communications with vendors, financial institutions and others, and provides for contingency planning. The Company is in the process of updating its Information Systems for Year 2000 compliance requirements and has engaged independent consultants since mid-1998 to assist in achieving Year 2000 compliance with its Information Systems by September 1999. Additionally, the Company has also been in communication with some of its vendors, financial institutions and others whose computer software, programs and information systems may interface with those of the Company to assess the status of their compliance with Year 2000 requirements. Failure of companies (that the Company conducts business with) to comply with the Year 2000 requirements could have an adverse effect on the Company's operations.

     Based on the information currently available, the Company believes it will meet the Year 2000 compliance requirements through a combination of Information Systems modifications and through the acquisition of new equipment and technology that are Year 2000 compliant. The Company's Year 2000 Compliance Committee is developing a contingency plan for its Information Systems and is developing contingency plans in the event vendors, financial institutions and others that the Company conducts business with do not comply with the Year 2000 requirements. The Company believes that costs required to replace or modify Information Systems, including scheduled replacements of in-store Point of Sale equipment, will approximate $8.4 million, of which $6.9 million will be capitalized and $1.5 million will be expensed. Through June 1999, the amount of expenditures incurred by the Company in connection with its attempts to satisfy Year 2000 compliance requirements was approximately $6.2 million for capitalized expenditures and approximately $982,000 for expenses. The Company believes that it will successfully achieve compliance with the Year 2000 requirements by September 1999, however, no assurances can be given that the Company's Information Systems and it's vendors, financial institutions and others will be successful in achieving Year 2000 compliance.

     The Company's ability to timely implement its Year 2000 Compliance Plan may be adversely affected by a variety of factors, some of which are beyond the Company's control, including the potential for unforeseen implementation problems, delays in the delivery of products, and disruption of store operations resulting from a loss of power or communication links between stores, distribution centers and headquarters. Based on currently available

                          STATER BROS. HOLDINGS INC.
                                 JUNE 27, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ------ AND RESULTS OF OPERATIONS (CONT.)

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

     The Company conducts business in one industry segment, the operation of retail food supermarkets, which offer for sale to the public most merchandise typically found in supermarkets. The supermarket industry is highly competitive and is characterized by low profit margins. The Company's primary competitors include Lucky, Vons, Albertson's, Ralphs and a number of independent supermarket operators. Competitive factors typically include the price, quality and selection of products offered for sale, customer service, and the convenience and location of retail facilities. The Company monitors competitive activity and Senior Management regularly reviews the Company's marketing and business strategy and periodically adjusts them to adapt to changes in the Company's primary trading area.

SUBSEQUENT EVENTS

     Acquisition of 43 Supermarkets from Albertson's

     Upon the consummation of the merger of Albertson's, Inc. and American Stores Company, the Company entered into a definitive Asset Purchase Agreement with Albertson's, Inc. by which it will acquire 43 supermarkets, one future store site and the related inventories and assume capitalized lease obligations for a total purchase price of approximately $147.0 million. The acquisition of the supermarkets, the future store site and the related inventories is expected to be completed in August 1999 and will be funded through an offering of new Senior Notes due 2006 (the "New Senior Notes"). The New Senior Notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     Senior Notes

     On July 1, 1999, the Company commenced a concurrent cash tender offer and consent solicitation with the registered holders of all of the outstanding 11% Senior Notes due 2001, and 9% Senior Subordinated Notes due 2004 (collectively "the Notes"). On July 15, 1999, the

                          STATER BROS. HOLDINGS INC.
                                 JUNE 27, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ------ AND RESULTS OF OPERATIONS (CONT.)

     Company received the requisite consents (97% of the 11% Senior Notes and 100% of the 9% Senior Subordinated Notes) and promptly executed supplemental indentures governing the Notes. On July 27, 1999, the Company extended the expiration date of the tender offer for its outstanding Notes until midnight, New York City time, on August 6, 1999, unless further extended. The early redemption of the Notes is expected to create an extraordinary loss of approximately $17.2 million (net of tax) from the early retirement of debt in the quarter ending September 26, 1999.

     The redemption of the Notes and the acquisition of the 43 supermarkets will be funded through an offering of $440.0 million of New Senior Notes, which is expected to be completed in August 1999. Proceeds from the New Senior Notes will be used to retire the Notes pursuant to the tender offer, consummate the acquisition of the 43 supermarkets and related inventories, fund anticipated capital expenditures in the acquired supermarkets and pay fees and expenses related to the acquisition of the supermarkets, the redemption of the Notes and the issuance of the New Senior Notes.

     In addition to the net proceeds raised from the New Senior Notes, the Company will be required to use approximately $30.4 million of its cash on hand to complete the acquisition of the supermarkets and to redeem the Notes.

     Bank Credit Facility

     On July 16, 1999, Bank of America National Trust & Savings Association issued a commitment letter with respect to a new unsecured bank credit facility (the "New Credit Facility") for the Company's principal operating subsidiary, Stater Bros. Markets. The Company anticipates that the New Credit Facility will consist of a $50.0 million revolving credit facility with an additional $25.0 million facility available for the issuance of commercial and standby letters of credit. The availability of the loans and letters of credit will be subject to certain sublimits and other borrowing restrictions. The term of the New Credit Facility will be three years. It is expected that borrowings under the New Credit Facility will be used for working capital and general corporate purposes.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in the Company's filings with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) includes statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company . These risks and uncertainties include, but are not limited to, those relating to domestic economic conditions, seasonal and weather fluctuations, expansions, mergers, acquisitions and other activities of competitors, changes in federal or state laws and the administration of such laws and the general conditions of the economy.

                           STATER BROS. HOLDINGS INC.
                                 JUNE 27, 1999


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------

         Not Applicable.


PART II- OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
------

         Various legal actions and claims arising in the ordinary course of business are pending against the Company. In the opinion of management and its general legal counsel, the ultimate resolution of such pending routine legal actions and claims will not have a material adverse effect on the consolidated financial position of the Company.

         For a description of legal proceedings, please refer to the footnote entitled "Litigation Matters" contained in the Notes to Consolidated Financial Statements section of the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998.

Item 2.  CHANGES IN SECURITIES
------

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
------

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

         None

Item 5.  OTHER INFORMATION
------

         None

                          STATER BROS. HOLDINGS INC.
                                 JUNE 27, 1999


PART II-OTHER INFORMATION(CONT.)

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
------
          (a)  Exhibits

               Exhibits are as follows:

                   EXHIBIT NO.       DESCRIPTION
                   -----------       -----------
                       11            Calculation of Earnings Per Common Share
                       27            Financial Data Schedule
               ---------------------------------------------------------------

                    Copies of Exhibits listed herein can be obtained by writing and requesting such Exhibits from: Corporate Secretary, P.O. Box 150, Colton, California 92324.



     (b)  Reports on Form 8-K

          Stater Bros. Holdings Inc. filed a Press Release on Form 8-K on July 16, 1999, which announced the receipt of the required consents and the completion of the Consent Solicitation, effective as of 5 p.m., New York City time on July 15, 1999. Stater Bros. received the consents of 97% of the registered holders of the 11% Senior Notes and 100% of the registered holders of the 9% Senior Subordinated Notes and Stater Bros. promptly executed the supplemental indentures reflecting the proposed amendments to the indentures governing the 11% Senior Notes and the 9% Senior Subordinated Notes. Stater Bros. Holding Inc. also announced the offering of $440,000,000 Senior Notes due 2006.

                          STATER BROS. HOLDINGS INC.


                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      Date:  August 2, 1999            /s/  Jack H. Brown
                                       ------------------------------------
                                       Jack H. Brown
                                       Chairman of the Board, President,
                                       and Chief Executive Officer

      Date:  August 2, 1999            /s/  Dennis N. Beal
                                       ------------------------------------
                                       Senior Vice President, Finance and
                                       Chief Financial Officer
                                       (Chief Accounting Officer)