Form 10-K405
period 1999-09-26
STATER BROS HOLDINGS INC
filed 1999-12-22
CIK 882829

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended: September 26, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition from ____ to ____

                        Commission file number 001-13222

                           STATER BROS. HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                           33-0350671
------------------------------------------------           ---------------------------------
(State or other jurisdiction of incorporation or           (IRS Employer Identification No.)
               organization)

             21700 Barton Road
             Colton, California                                                      92324
----------------------------------------                                          ----------
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

      Number of shares of the registrant's Common Stock, $.01 par value, outstanding as of December 10, 1999--Class A Common Stock - 50,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                           STATER BROS. HOLDINGS INC.

                                    FORM 10-K

                                TABLE OF CONTENTS




                                                                                        Page Number
                                                                                        -----------
                                     PART I

Item 1    Business........................................................................    3
Item 2    Properties......................................................................   11
Item 3    Legal Proceedings...............................................................   11
Item 4    Submission of Matters to a Vote of Security Holders.............................   12


                                     PART II

Item 5    Market for the Registrant's Common Equity and
                 Related Stockholder Matters..............................................   12
Item 6    Selected Financial Data.........................................................   13
Item 7    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................................   15
Item 8    Financial Statements and Supplementary Data.....................................   25
Item 9    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure......................................   25


                                    PART III

Item 10   Directors and Executive Officers of the Registrant..............................   26
Item 11   Executive Compensation..........................................................   28
Item 12   Security Ownership of Certain Beneficial Owners
                 and Management...........................................................   30
Item 13   Certain Relationships and Related Transactions..................................   31


                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K......................................................   33

          Signatures......................................................................   37

                                     PART I

ITEM 1. BUSINESS

GENERAL

Stater Bros. Holdings Inc. was incorporated in Delaware in 1989 and together with its wholly-owned subsidiaries, Stater Bros. Markets and Stater Bros. Development, Inc., (collectively "Stater Bros." or the "Company") were founded in 1936 when the first Stater Bros. Market opened in Yucaipa, California. The Company is a leading supermarket chain in Southern California and operates 155 supermarkets under the Stater Bros. Markets name.

The Company has grown, primarily by constructing supermarkets in its primary trading areas, through the enlargement of existing supermarkets and through a strategic acquisition in August 1999 of 43 supermarkets in Southern California. Stater Bros. supermarkets consist of approximately 5.1 million total square feet and approximately 3.7 million selling square feet. The Company's supermarkets offer its customers a high level of customer service, broad selections of grocery, meat, produce, liquor and general merchandise. All of the Company's supermarkets have full-service meat departments with the exception of the 43 stores acquired in August 1999, all of which will be remodeled during fiscal 2000 to include full-service meat departments. Substantially all of the 43 acquired supermarkets and nearly all of the other supermarkets have hot service delicatessens and hot service bakery departments. All of the Company's supermarkets have expanded selections of produce merchandise.

The Company utilizes a central warehouse and distribution facility which provides the Company's supermarkets with approximately 84% of the merchandise they offer for sale. The Company's warehouse and distribution facilities encompass approximately 1,327,000 square feet and include a 118,000 square foot modern produce facility that was constructed in 1989 as well as facilities for grocery, meat, frozen foods, health and beauty aids and bakery products.

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

ACQUISITION

On May 7, 1999, Stater Bros. entered into an agreement with Albertson's, Inc. ("Albertson's") to purchase 43 supermarkets and one future store site (the "Acquisition") in Stater Bros.' existing and contiguous market areas. The stores were formerly operated by Albertson's or Lucky Stores and were divested in connection with the merger of Albertson's and American Store Company, the parent of Lucky Stores. The purchase price was $94.4 million for land, buildings and equipment, $39.6 million for inventories on hand at closing, and the assumption of $13.3 million of capitalized lease obligations. The supermarkets were acquired sequentially over a twenty-five day period which began on August 9, 1999. Each acquired store was reopened under the Stater Bros. name within two days of its acquisition and was fully integrated into the Stater Bros. operating systems. The following table reflects the number of acquired supermarkets by county:

                                                                  Acquired
                                                                   Stores
                                                                  --------
      Riverside County............................................    5
      Orange County...............................................   14
      Los Angeles County..........................................   14
      San Diego County............................................   10
                                                                     --
         Total stores.............................................   43
                                                                     ==
      Owned stores................................................   15
      Leased stores...............................................   28

ITEM 1. BUSINESS (CONTD.)

ACQUISITION (CONTD.)

The Acquisition was funded through an issue, in August 1999, of $450 million of 10.75% Senior Notes due 2006 (the "10.75% Notes") under Rule 144A of the Securities Act of 1933. Proceeds from the issuance were used to (a) retire all of the 9% Notes ($100.0 million), (b) retire substantially all of the 11% Notes ($159,952,000), (c) fund early redemption premiums of $18.7 million for both the 9% Notes and the 11% Notes, (d) acquire the assets of 43 supermarkets and one future store site for $134.0 million, (e) pay a fee to La Cadena for financial advisory services of $4.5 million, and (f) pay fees and expenses of the transaction. The remaining proceeds from the issue will be used for general corporate purposes, including capital expenditures. Of the 10.75% Notes, $449,750,000 are registered securities and $250,000 are restricted and unregistered.

RECAPITALIZATION TRANSACTION

In March 1994, the Company completed a Recapitalization Transaction (the "Recapitalization") which transferred effective voting control of the Company to La Cadena, reclassified the Company's outstanding equity, provided for certain cash payments and distributions to Craig Corporation ("Craig"), previously a common shareholder of the Company, and provided the Company with an option to acquire Craig's remaining equity in Stater Bros. Holdings Inc. The Recapitalization Transaction was funded through an offering of $165.0 million of 11% Senior Notes due 2001 (the "11% Notes") under Rule 144A of the Securities Act of 1933, as amended. Proceeds from the 1994 Notes were used to (a) repay $75.5 million of 9.8% Senior Notes, together with prepayment premiums of $13.9 million, (b) repay outstanding bank loans and mortgages of approximately $12.0 million, (c) repay an outstanding capital expenditure revolving credit facility of $9.0 million, (d) fund a $5.0 million five-year consulting agreement and covenant not to compete with Craig, (e) fund a payment of $14.6 million to purchase an option to acquire Craig's remaining interest in the Company, (f) pay $20.0 million in dividends on the Company's Common Stock (held by Craig) and (g) pay fees and expenses associated with the Recapitalization. Substantially all of the 11% Notes ($159,952,000) were redeemed in August 1999.

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

In July 1997, the Company issued $100.0 million of 9% Senior Subordinated Notes due 2004 (the "9% Notes") under Rule 144A of the Securities Act of 1933. Proceeds from the issuance of the 9% Notes were used as follows (a) $69.4 million to redeem the Series B Preferred Stock, (b) $4.6 million to pay accrued dividends due from the Series B Preferred Stock, (c) $4.9 million to obtain consents from the holders of the Company's 11% Senior Notes due 2001 to permit the issue of the 9% Notes, (d) pay fees and expenses of the transaction. The remaining proceeds from the issuance of the 9% Notes were used for general corporate purposes, including capital expenditures. The 9% Notes were redeemed in August 1999.

ITEM 1. BUSINESS (CONTD.)


BUSINESS STRATEGY

STORE PROFILE AND LOCATIONS

The Company's existing supermarkets have well-established locations and low overhead expenses, including fixed rent payments in most supermarkets. In addition, the Company believes that its existing supermarkets are well-maintained and generally require capital expenditures only for customary maintenance. The average size of the 43 acquired supermarkets is approximately 43,000 square feet. An average Stater Bros. supermarket is approximately 32,900 square feet, while newly constructed Stater Bros. supermarkets range from approximately 35,300 square feet to 43,200 square feet. Stater Bros. supermarkets typically utilize approximately 71% of total square feet for retail selling space. The Company operates its supermarkets with minimal back-room storage space because of the close proximity of its distribution facility to its store locations. Generally, all Stater Bros. supermarkets are similarly designed and stocked thereby allowing Stater Bros. customers to find items easily in any of the Company's supermarkets.

Substantially all of the Company's 155 supermarkets are located in neighborhood shopping centers in well-populated residential areas. The Company endeavors to locate its supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.

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

STORE EXPANSION AND REMODELING

The Company has historically focused its expansion in the Inland Empire and Orange County. Such expansion has been accomplished through improving and remodeling existing stores, constructing new supermarkets, and the acquisition of other supermarket operations. The number of supermarkets operated by the Company has grown from 82 in September 1979 to 155 as of September 26, 1999. The Company intends to continue to expand its existing supermarket operations by enlarging and remodeling existing supermarkets and constructing new supermarkets. The Company may also make strategic acquisitions of existing supermarkets, if such opportunities arise.

The Company monitors sales and profitability of its operations on a store-by-store basis and enlarges, remodels or replaces stores in light of their performance and management's assessment of their future potential. Prior to the acquisition of the 43 supermarkets, approximately 63% of the Company's supermarkets have been either newly constructed or remodeled within the last five years. Minor remodels cost between $100,000 and $250,000 and typically include new fixtures, a change in decor, and the addition of one or more specialty service departments such as a delicatessen or bakery. Major remodels cost in excess of $250,000 and typically involve more extensive refurbishment of the store's interior and often increase the retail selling space per store. Expansions entail enlargement of the store building and typically includes breaking through an exterior wall. The primary objectives of remodelings and expansions are to improve the attractiveness of supermarkets, increase sales of higher margin product categories and, where feasible, to increase selling area. The Company conducts all of its new construction and most of its remodeling through its wholly-owned subsidiary, Stater Bros. Development, Inc., which serves as the general contractor for all Company construction projects.

ITEM 1. BUSINESS (CONTD.)


STORE EXPANSION AND REMODELING (CONTD.)

The following table sets forth certain statistical information with respect to the Company's supermarket expansion and remodeling for the periods indicated.

                                                                    Fiscal Year Ended
                                          -------------------------------------------------------------------
                                          Sept. 24,      Sept. 29,      Sept. 28,      Sept. 27,    Sept. 26,
                                            1995           1996           1997           1998         1999
                                          ---------      ---------      ---------      ---------    ---------
Number of supermarkets:
  Opened...............................      --              1              --              2            1
  Acquired.............................      --             --              --             --           43
  Replaced.............................      --             (1)             --             --           (1)
  Closed...............................      (1)            --              --             --           --
  Total at end of year.................     110            110             110            112          155
  Minor Remodel........................       8              8              13              5            7
  Major Remodel........................      --              8               1              6           10
  Expansion............................       1             --              --             --           --


Beyond 1999, the Company plans to open approximately three to five new stores per year, based upon a number of factors, including customer demand, market conditions, profitability, costs of opening, and availability of financing for such new stores. The Company's plans with respect to major and minor remodels, expansion and new construction are reviewed continually and are revised, if appropriate, to take advantage of marketing opportunities. The Company finances its new store construction primarily from cash provided by operating activities and short-term borrowings under its credit facilities. Long-term financing of new stores generally will be obtained through either sale and leaseback transactions or secured long-term financings. However, no assurances can be made as to the availability of such financings.

WAREHOUSE AND DISTRIBUTION FACILITIES

The Company's warehouse and distribution facilities and administrative offices are located in Colton, California, and encompass approximately 1,327,000 square feet. The facilities include warehouses for grocery, produce and deli products, meats and meat deli products, and frozen products, health and beauty aids and bakery merchandise. Management believes that its existing warehouse and distribution facilities are adequate to meet its currently identified expansion plans. Approximately 84% of the products offered for sale in the Company's supermarkets are processed through the Company's warehouse and distribution facilities.

The Company's warehouse and distribution facilities are centrally located and are an average distance of approximately 41 miles from its supermarkets. Most supermarkets can be reached without using the most congested portions of the Southern California freeway system.

The Company's transportation fleet consists of modern well-maintained vehicles. As of November 30, 1999, the Company operated approximately 139 tractors and 313 trailers, approximately 4% of which were leased by the Company. The Company also operates a repair terminal at the Colton distribution facility.

PURCHASING AND MARKETING

The Company uses an "Aggressive Everyday Low Price" ("AEDLP") format supported heavily by radio, TV, newspaper and direct mail advertising programs as an integral part of its purchasing and marketing strategy to provide its customers with the best overall supermarket value in its primary market areas. The Company supplements its everyday low price structure with chain-wide temporary price reductions ("Stater Savers") on selected food and non-food merchandise on nationally recognized brand name products as well as the Company's private label products and generic "brown label" products. The geographic location of the Company's supermarkets allows it to reach its target consumers through a variety of media and the Company aggressively

ITEM 1. BUSINESS (CONTD.)

PURCHASING AND MARKETING (CONTD.)

advertises its everyday low prices through local and regional newspapers, direct mail and printed circulars as well as extensive advertisements on radio and television.

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

RETAIL OPERATIONS

The Company's supermarkets are well maintained, have sufficient off-street parking and generally are open from 6:00 a.m. or 7:00 a.m. until 10:00 p.m. or 11:00 p.m., seven days a week, including all holidays with the exception of Christmas Day. Because Stater Bros. operates its supermarkets under similar formats, management believes it is able to achieve certain operating economies.

     Store Management. Each supermarket is managed by a store manager and an assistant manager, each of whom receives a base salary and may receive a bonus based on the individual supermarket's overall performance and management of labor costs within the supermarket. The store manager and assistant manager are supported by their store management staff who have the training and skills necessary to provide proper customer service, operate the store and manage personnel in each department. Additionally, the store manager is supported by individual department managers for grocery, meat, produce, and where applicable, bakeries and delicatessens. Store managers report to one of nine district managers, each of whom is responsible for an average of 17 supermarkets. District managers report to one of three Regional Vice Presidents.

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

SANTEE DAIRIES, LLC

Stater Bros. and Hughes Family Markets currently each own a 50% interest in Santee Dairies, LLC, and have jointly owned the Santee Dairies operation since 1986. Recently, through a series of transactions, The Kroger Co. became the indirect owner of Hughes, which it operates as Ralph's supermarkets. Santee Dairies operates one of the largest dairy plants in California and provides fluid milk products to Stater Bros., Ralph's, and other customers in Southern California. Santee Dairies processes, packages and distributes whole milk, low-fat and non-fat milk, as well as orange juice, fruit drinks and certain other cultured milk products under the Knudsen, Foremost and certain store brand names. Santee Dairies is the exclusive licensee of the Knudsen trademark from Kraft Foods, Inc. for fluid milk, juices and certain other cultured milk products in the Southern California market. In addition, Santee Dairies is the exclusive licensee for Foremost Farms USA, Cooperative of the Foremost trademark for fluid milk in Southern California. Santee Dairies also distributes Hershey chocolate milk under license. In calendar 1998, Santee Dairies processed approximately 66 million gallons of fluid products, including 49 million gallons of fluid milk. Total revenues in Santee Dairies' 53-week fiscal year ended January 2, 1999 were $170.7 million, of which approximately $75.7 million were sales to Stater Bros. and Ralph's. Santee Dairies also sells to unaffiliated supermarkets, independent food distributors, military bases and food service providers in Southern California.

ITEM 1. BUSINESS (CONTD.)

SANTEE DAIRIES, LLC (CONTD.)

In 1998 Santee Dairies moved to a new dairy plant in City of Industry, California (the "New Dairy"). The New Dairy increased Santee Dairies' capacity to process milk to approximately 250,000 to 350,000 gallons per day, with the ability to expand capacity to approximately 500,000 gallons per day. Plans for the New Dairy contemplated that, when operating at full capacity, the New Dairy would lower Santee Dairies' costs of producing fluid milk and other products. Until recently, the New Dairy had not achieved the planned operating efficiencies and Santee Dairies' costs of production had been higher than anticipated.

Stater Bros. and Santee Dairies are parties to a ten-year fluid milk purchase agreement entered into in August 1997. It requires that Stater Bros. purchase its requirements of fluid milk and certain other products, subject to a minimum volume each year equal to approximately 80% of the volume purchased during Stater Bros.' 1996 fiscal year. Prices under the agreement are calculated to cover Santee Dairies' direct and indirect costs of production, including financing costs. However, recoverable costs by Santee Dairies may not include under any circumstances amounts owing solely by reason of the acceleration of principal payments under any loan agreement to which Santee Dairies is a party. During 1998 and 1999, the prices paid by Stater Bros. pursuant to the fluid milk agreement were adversely affected by delays in completion of the New Dairy, cost overruns and lower production volumes than anticipated. Beginning in June 1998, Stater Bros. accepted and paid incremental prices of approximately $1.0 million per month to Santee Dairies as the result of its increased cost structure. In February 1999, incremental prices paid to Santee Dairies by Stater Bros. decreased to approximately $800,000 per month. In July 1999, the incremental prices paid to Santee Dairies decreased to approximately $400,000 per month and were eliminated during October 1999. Incremental prices paid for milk by Stater Bros. amounted to $9.4 million in fiscal 1999 compared to $4.3 million in fiscal 1998. Stater Bros. believes that further reductions will be achieved in the prices paid for products purchased from Santee Dairies, but no assurances can be given that such incremental prices will be completely eliminated.

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

During fiscal 1998, the Company installed in fifteen stores, NCR's new generation of electronic scan systems, the 7452 ACS Scan System, and installed an additional 59 systems during fiscal 1999. These new systems are more customer oriented, operate more efficiently and reduce the time required to check out customers.

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

ITEM 1. BUSINESS (CONTD.)

EMPLOYEES

The Company has approximately 12,700 employees, approximately 800 of whom are management and administrative employees and approximately 11,900 of whom are hourly employees. Approximately 72% of the Company's employees work part-time. Substantially all of the Company's hourly employees are members of either the United Food & Commercial Workers or International Brotherhood of Teamsters labor unions and are represented by several different collective bargaining agreements. The Company's collective bargaining agreements, with the United Food & Commercial Workers, which covers the largest number of employees, were renewed in October 1999 and expire in October 2003. The International Brotherhood of Teamsters agreement was renewed in September 1998 and expires in September 2002.

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

Given the wide assortment of products it offers, the Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. The Company's primary competitors include Vons, Albertson's, Ralphs, and a number of independent supermarket operators.

GOVERNMENT REGULATION

The Company is subject to regulation by a variety of governmental authorities, including federal, state and local agencies that regulate trade practices, building standards, labor, health, safety and environmental matters and regulate the distribution and sale of alcoholic beverages, tobacco products, milk and other agricultural products and other food items.

ENVIRONMENTAL

Environmental remediation costs incurred over the past five years were approximately $693,000, in the aggregate, including remediation costs of approximately $330,000 in 1997, $174,000 in 1998 and $101,000 in 1999.
Management believes that any such future remediation costs will not have a material adverse effect on the financial condition or results of operations of the Company.

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

ITEM 1. BUSINESS (CONTD.)

YEAR 2000 COMPLIANCE

The efficient operations of Stater Bros. are dependent, in part, upon its computer software programs, systems and processes (collectively, the "Information Systems"). Stater Bros.' Information Systems are used in several key areas of Stater Bros., including, but not limited to, supermarket operations, warehousing and distribution, merchandising and purchasing, inventory management, and accounting and financial reporting. In 1997, Stater Bros. established a Year 2000 Compliance Committee and developed a Year 2000 Compliance Plan. Stater Bros.' Year 2000 Compliance Plan addresses Stater Bros.' Information Systems, communications with vendors, financial institutions and others, and provides for contingency planning. Stater Bros. has engaged independent consultants since mid-1998 to assist in achieving Year 2000 compliance with its Information Systems by December 1999. Additionally, Stater Bros. has also been in communication with some of its vendors, financial institutions and others whose computer software, programs and information systems may interface with those of Stater Bros. to assess the status of their compliance with Year 2000 requirements. Failure of companies that Stater Bros. conducts business with to comply with the Year 2000 requirements could have an adverse effect on Stater Bros.' operations.

Based on the information currently available, Stater Bros. believes it will meet the Year 2000 compliance requirements through a combination of Information Systems modifications and through the acquisition of new equipment and technology that are Year 2000 compliant. Stater Bros.' Year 2000 Compliance Committee has developed a contingency plan for its Information Systems and is developing contingency plans in the event vendors, financial institutions, energy providers and others that Stater Bros. conducts business with do not comply with the Year 2000 requirements. Stater Bros. Year 2000 Compliance Committee identified four primary areas within Stater Bros. that could, potentially, have Year 2000 compliance issues, which are as follows:

           Main Office Operations
           Management Information Systems Operations
           Retail (supermarket) Operations
           Distribution (warehousing and transportation) Operations

Within each of the four areas identified above, Stater Bros. has completed detailed inventories of processes, including operations, Information Systems, equipment and interactions with outside vendors. Each inventoried item was assigned to an individual who subsequently achieved Year 2000 compliance for that particular item through communications with vendors, replacement or other corrective actions. Stater Bros. believes it has achieved Year 2000 compliance with all of the items that were identified as potential Year 2000 compliance issues. Stater Bros. believes that the costs required to replace or modify Information Systems, including scheduled replacements of in-store point of sale equipment, will approximate $8.4 million, of which $6.9 million will be capitalized and $1.5 million will be expensed. Through September 26, 1999, Stater Bros. has incurred capitalized expenditures of $6.5 million and operating expenses of $1.2 million.

Stater Bros. believes that it will successfully achieve compliance with the Year 2000 requirements by December 1999, however, no assurances can be given that Stater Bros.' Information Systems and its vendors, financial institutions and others will be successful in achieving Year 2000 compliance. However, Stater Bros.' ability to timely implement its Year 2000 Compliance Plan may be adversely affected by a variety of factors, some of which are beyond Stater Bros.' control, including the potential of unforeseen implementation problems, delays in the delivery of products, and disruption of store operations resulting from a loss of power or communication links between stores, distribution centers and headquarters. Based on currently available information, Stater Bros. is unable to determine whether such interruptions are likely to have a material adverse effect on Stater Bros.' results of operations, liquidity or financial condition.

ITEM 2. PROPERTIES

The Company leases its warehouse and distribution facilities located in Colton, California, and management believes that its warehouse and distribution facilities are well maintained and are adequate to serve the currently identified expansion plans of the Company.

The following schedule presents the Company's warehouse and distribution facilities by product classification and the size of each facility as of November 26, 1999.

                                                                                   Square
Facility                                                                            Feet
--------                                                                          ---------
Grocery......................................................................       762,000
Frozen.......................................................................        74,000
Produce/deli.................................................................       118,000
Meat/deli....................................................................       116,000
Health and beauty aids.......................................................       162,000
Bakery.......................................................................        21,000
Support and administrative offices...........................................        74,000
                                                                                  ---------
    Total....................................................................     1,327,000
                                                                                  =========


As of November 26, 1999, the Company owned 40 of its supermarkets and leased the remaining 115 supermarkets. Management believes that its supermarkets are well maintained and adequately meet the expectations of its customers. The Company operates 155 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, Kern and San Diego. The following schedule reflects the Company's store counts by size, county, and the number of stores that are either leased or owned as of November 26, 1999.

                                No. of Stores                               Total Square Feet
                        ---------------------------       -------------------------------------------------------
                                                          Under      25,000-     30,000-       35,000-       Over
County                  Total      Owned     Leased       25,000     29,999      34,999        40,000      40,000
------                  -----      -----     ------       ------     ------      ------        ------      ------
San Bernardino.........    46         10         36            5         17           6            14           4
Riverside..............    40         10         30           10         14           5             5           6
Orange.................    30         11         19            4         13           1             4           8
Los Angeles............    27          5         22            5          7           1             3          11
Kern...................     2          0          2            0          0           1             1           0
San Diego..............    10          4          6            0          1           1             1           7
                          ---         --         --           --         --          --            --          --
Total..................   155         40        115           24         52          15            28          36
                          ===        ===       ====           ==         ==          ==            ==          ==


The total size of the Company's supermarkets is approximately 5,099,000 square feet, of which 3,653,000 is selling square feet.


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

ITEM 3. LEGAL PROCEEDINGS (CONTD.)

On May 2, 1993, the Company was named as a defendant along with all of the other major supermarket chains located in the Los Angeles County area in a class action complaint filed in the California Superior Court in Los Angeles, California, alleging among other things that the milk pricing policies of each of the defendants violate certain antitrust laws and regulations under California law. In this class action lawsuit, Barela et al. v. Ralphs Grocery Co. et al., plaintiffs sought unspecified damages. The Company has entered into a settlement agreement of this case which did not involve payment of monetary damages and such settlement did not have an adverse material effect on the results of operations or financial condition of the Company.

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

ENVIRONMENTAL MATTERS

Environmental remediation costs incurred during the last five years were approximately $693,000, in the aggregate, including remediation costs of approximately $330,000 in 1997, $174,000 in 1998, and $101,000 in 1999.
Management believes that any such future remediation costs will not have a material adverse effect on the financial condition or results of operations of the Company.

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

      (b)   Holders

            La Cadena Investments holds 50,000 shares, or 100% of the Company's Class A Common Stock.

      (c)   Dividends

            No dividends were paid in fiscal years 1999, 1998, and 1997 on the common equity of the Company and the Company does not intend to pay dividends on its common equity in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth historical financial data derived from the audited financial statements of the Company as of and for the fiscal years ended September 24, 1995, September 29, 1996, September 28, 1997, September 27, 1998 and September 26, 1999. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements of the Company and related notes thereto contained elsewhere herein. The information included in "Other Operating and Financial Data" and "Store Data" is unaudited.

                                                                      FISCAL YEARS ENDED
                                            ----------------------------------------------------------------------
                                            SEPT. 24,      SEPT. 29,(6)   SEPT. 28,      SEPT. 27,       SEPT. 26,
                                              1995            1996          1997           1998            1999
                                            ---------      ---------      ---------      ---------       ---------
                                                  (In thousands of dollars except per share and store data)
STATEMENT OF EARNINGS DATA:

Sales..................................    $1,579,895     $1,705,332     $1,717,924     $1,726,107      $1,830,195
Cost of goods sold.....................     1,227,355      1,315,726      1,326,410      1,323,522       1,387,619
                                           ----------     ----------     ----------     ----------      ----------
Gross profit...........................       352,540        389,606        391,514        402,585         442,576
Selling, general and administrative
  expenses.............................       308,332        328,242        333,199        353,075         377,195
Depreciation and amortization..........        11,756         12,583         13,265         15,434          16,591
Acquisition integration expenses.......            --             --             --             --           5,590
Consulting fees(1).....................         1,500          1,525          1,458             --              --
                                           ----------     ----------     ----------     ----------      ----------
Total operating expenses...............       321,588        342,350        347,922        368,509         399,376
                                           ----------     ----------     ----------     ----------      ----------
Operating profit.......................        30,952         47,256         43,592         34,076          43,200

Interest and other income..............         1,049          1,757          3,110          3,061           2,951
Interest expense.......................       (20,076)       (20,258)       (21,563)       (30,206)        (33,630)
Equity in income (loss) from
  unconsolidated affiliate.............          (980)        (1,624)        (2,313)        (2,941)          1,130
                                           ----------     ----------     ----------     ----------      ----------
Income before income taxes and
  extraordinary loss...................        10,945         27,131         22,826          3,990          13,651
Income taxes...........................         4,218         11,120          9,359          1,459           5,372
                                           ----------     ----------     ----------     ----------      ----------
Income before extraordinary loss.......         6,727         16,011         13,467          2,531           8,279
Extraordinary (loss)(2)................            --             --             --             --         (17,311)
                                           ----------     ----------     ----------     ----------      ----------
Net income (loss)......................         6,727         16,011         13,467          2,531          (9,032)
Preferred dividends....................            --          4,111          6,166             --              --
                                           ----------     ----------     ----------     ----------      ----------
Income (loss) available to common
  stockholders.........................    $    6,727     $   11,900     $    7,301     $    2,531      $   (9,032)
                                           ==========     ==========     ==========     ==========      ==========
Earnings (loss) per common share
  before extraordinary loss............        $67.27        $165.28        $146.02         $50.62        $ 165.58
Earnings (loss) per common share.......        $67.27        $165.28        $146.02         $50.62        $(180.64)

                                                   (FOOTNOTES ON FOLLOWING PAGE)

ITEM 6. SELECTED FINANCIAL DATA (CONTD.)

                                                                      FISCAL YEARS ENDED
                                            ----------------------------------------------------------------------
                                            SEPT. 24,      SEPT. 29,(6)   SEPT. 28,      SEPT. 27,       SEPT. 26,
                                              1995            1996          1997           1998            1999
                                            ---------      ---------      ---------      ---------       ---------
                                                  (In thousands of dollars except per share and store data)
BALANCE SHEET DATA (END OF FISCAL YEAR):
Working capital........................     $  45,014      $  63,473      $  92,013      $  90,725       $ 130,915
Total assets...........................       314,082        338,294        358,477        364,318         603,917
Long-term notes and mortgages
  payable..............................       165,000        165,000        265,000        265,000         455,048
Long-term capitalized lease
  obligations..........................         8,099          6,917          5,661          4,350          15,625
Other long-term liabilities............        13,772         12,858         11,348         12,009          10,960
Series B preferred stock...............            --         69,365             --             --              --
Common stockholders' equity (deficit)..        13,578        (43,887)       (36,586)       (34,055)        (43,087)
Dividends declared per share:
  Common stock.........................            --             --             --             --              --
  Class A common stock.................            --             --             --             --              --
  10.5% Series B preferred stock.......            --          $5.93          $8.91             --              --

OTHER OPERATING AND FINANCIAL DATA:
Sales increases (decreases):
  Total stores.........................           2.6%           7.9%          0.7%            0.5%           6.0%
  Like stores (comparable 52-weeks)....           1.2%           6.3%          2.6%           (1.0%)          1.9%
EBITDA(3)..............................     $  42,777      $  59,972      $  57,654      $  49,630       $  63,872
Operating profit.......................     $  30,952      $  47,256      $  43,592      $  34,076       $  43,200
Ratio of earnings to fixed charges(4)..          1.36x          1.53x          1.23x          1.03x           1.27x
Gross profit as a percentage
  of sales.............................         22.31%         22.85%         22.79%         23.32%          24.18%
Selling, general and administrative
  expenses as a percentage of sales....         19.52%         19.25%         19.40%         20.46%          20.61%

STORE DATA:
Number of stores (at end of
  fiscal year).........................           110            110            110            112             155
Average sales per store (000s).........     $  14,298      $  15,503      $  15,617      $  15,551       $  15,741
Average store size:
  Total square feet....................        28,717         28,809         28,809         29,061          32,895
  Selling square feet..................        20,773         20,845         20,845         20,991          23,570
Total square feet (at end of
  fiscal year) (000s)..................         3,159          3,169          3,169          3,255           5,099
Total selling square feet (at end
  of fiscal year) (000s)...............         2,285          2,293          2,293          2,351           3,653
Sales per average total sq. ft.........     $     499      $     538      $     542      $     537       $     531
Sales per average selling sq. ft.......     $     689      $     744      $     749      $     743       $     736

----------
      (1) Effective March 1994, the Company paid $1.5 million annually in consulting fees to Craig Corporation, subject to a certain five year Consulting Agreement entered into between the Company and Craig. The Company's agreement to pay Craig an annual consulting fee was terminated, at the election of the Company, in August 1997.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

ITEM 6. SELECTED FINANCIAL DATA (CONTD.)

(2) The extraordinary loss in 1999 represents the after-tax loss from the early extinguishment of debt.

(3) EBITDA represents earnings before extraordinary loss, interest expense, depreciation and amortization and income tax expense. The Company has included information concerning EBITDA here as it is relevant for covenant analysis under the Notes and because it is used by certain investors as a measure of a company's ability to service its debt. EBITDA should not be used as an alternative to, or be construed as more meaningful than, operating profit or cash flows as an indicator of the Company's operating performance.

(4) For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and the extraordinary loss, amortization of previously capitalized interest and undistributed earnings or loss from less than 50% owned subsidiaries and includes fixed charges. Fixed charges consist of interest expense whether expensed or capitalized, amortization of deferred debt expense, preferred stock dividends adjusted to represent pre-tax earnings requirements and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case.

(5) Certain amounts in prior periods have been reclassified to conform to the current period financial statement presentation.

(6) The year ending 1996 was a 53-week year, whereas fiscal years 1995, 1997, 1998 and 1999 were 52-week years.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)

ACQUISITION

Comparisons between fiscals 1999, 1998 and 1997 are difficult due to the acquisition of 43 supermarkets and one future store site in August 1999, expenses incurred to integrate the acquired supermarkets into the Company's retail operating and distribution systems and the issuance of $450.0 million of 10.75% Notes and related redemptions, together with early redemption premiums, of all the 9% Notes and substantially all the 11% Notes in August 1999. On May 7, 1999, the Company entered into an agreement with Albertson's to acquire 43 supermarkets and one future store site. The stores were formerly operated by Albertson's or Lucky Stores and were divested in connection with the merger of Albertson's and American Stores Company, the parent of Lucky Stores. The supermarkets were acquired sequentially beginning August 9, 1999, with 8 supermarkets acquired during the week ended August 15, 1999, 15 supermarkets were acquired during the week ended August 22, 1999, an additional 15 supermarkets were acquired during the week ended August 29, 1999 and the remaining 5 supermarkets were acquired by September 1, 1999. The purchase price for the property, plant, equipment and inventories of 43 supermarkets and one future store site was approximately $134.0 million plus capital lease obligations assumed of $13.3 million and approximately $2.2 million of capitalized costs related to the transfer of ownership of the supermarkets. The acquisition was accounted for using the purchase method of accounting and the results of operations of the 43 supermarkets have been included in the Company's fiscal 1999 consolidated results of operations from the acquisition date of each supermarket.

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the fiscal years ended September 28, 1997, September 27, 1998 and September 26, 1999.

                                                                      Fiscal Years Ended
                                                            -----------------------------------------
                                                             1997             1998             1999
                                                            ------           ------           ------
Sales                                                       100.00%          100.00%          100.00%
Gross profit                                                 22.79            23.32            24.18
Operating expenses:
  Selling, general and
     administrative expenses                                 19.40            20.46            20.61
  Depreciation and amortization                                .77              .89              .91
  Acquisition integration expenses                              --               --              .30
  Consulting fees                                              .08               --               --
Operating profit                                              2.54             1.97             2.36
Interest income                                                .18              .18              .18
Interest (expense)                                           (1.26)           (1.75)           (1.84)
Equity in income (loss) from
  unconsolidated affiliate                                    (.13)            (.17)             .06
Other income (expense) net                                      --               --             (.01)
Earnings before income taxes and extraordinary loss           1.33%             .23%             .75%


Total sales amounted to $1.830 billion in 1999 compared to $1.726 billion in 1998 and $1.718 billion in 1997. Like-store sales increased 1.9% in 1999 compared to a decrease of 1.0% in fiscal 1998 and an increase of 2.6% in fiscal 1997. The increase in like-store sales of 1.9% in fiscal 1999 was due to favorable customer response to the Company's 1999 marketing plan, which emphasized the Company's high quality and expanded product selections in the produce and other perishable departments, the opening of a new replacement supermarket, which opened in December 1998 and the completion of 10 major remodels. Total sales, in fiscal 1999, includes the sales of the 43 supermarkets from the date of acquisition of each supermarket. The supermarkets were acquired sequentially, and opened in less than two days as fully integrated Stater Bros. Markets. The Company acquired 8 supermarkets during the week ended August 15, 1999, 15 supermarkets during the week ended August 22, 1999, 15 supermarkets during the week

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)


RESULTS OF OPERATIONS (CONTD.)

ended August 29, 1999 and acquired the final 5 supermarkets during the week ended September 5, 1999 and total sales for the 43 acquired supermarkets amounted to $63.7 million. The decrease in like-store sales in fiscal 1998 was due to competitors re-opening supermarkets vacated by a competitor that terminated its California operations. The increase in like-store sales in fiscal 1997 was due to many factors including slight improvements in the Southern California economy and favorable customer response to the Company's merchandising expansion and upgrading program which included expanding product offerings in the deli, bakery, frozen foods and dairy departments and continuing with the introduction of fresh cut flowers and prepackaged vegetables into most of the Company's supermarkets. Additionally, like store sales in 1997 were favorably impacted by the departure of a competitor from the market place in 1996.

Gross profits increased to $442.6 million or 24.18% of sales in 1999 compared to $402.6 million or 23.32% of sales in 1998 and $391.5 million or 22.79% of sales in 1997. The increase in gross profits, as a percent of sales during the last three fiscal years was due to the introduction of higher gross margin products achieved through the Company's merchandising expansion and upgrading programs including significant investments in product display fixtures. The Company adjusts its pricing strategy as necessary to retain its every day low price marketing position.

Operating expenses include selling, general and administrative expenses, depreciation and amortization, consulting fees expenses and acquisition integration expenses. In fiscal year 1999, selling, general and administrative expenses amounted to $377.2 million or 20.61% of sales compared to $353.1 million or 20.46% of sales in 1998 and $333.2 million or 19.40% of sales in 1997. Selling, general and administrative expenses for fiscal 1999 included expenses incurred to operate the additional 43 supermarkets acquired in August 1999, from increased labor costs due to contractual wage increases, from increases in labor required to staff ten additional service deli departments and from additional labor in the Company's supermarkets required to support the 1999 marketing plan which emphasized the perishable departments. Selling, general and administrative expenses for fiscal 1998 included expenses incurred to operate two additional supermarkets and non-recurring advertising expenses of approximately $2.1 million incurred in the second and third quarters to re-affirm the Company's strategy of Every Day Low Price leadership in its primary marketing areas and to advertise the Company's successful No Club Card strategy. Additionally, commencing in April 1998, the Company was required to resume employer contributions of approximately $750,000 per month to a previously over-funded collective bargaining pension trust. Such employer contributions had been suspended since 1994. Employer contributions and related suspensions of payments, if applicable, to the collective bargaining trusts are subject to, but not limited to, labor agreements funding requirements, regulatory statutes, actuarial calculations and performance of plan assets. In fiscal 1997, selling, general and administrative expenses increased as a percentage of sales due to contractual wage increases and increases in fixed expenses such as rent expense, utilities, depreciation and supermarket supplies expenses.

Depreciation and amortization expenses amounted to $16.6 million in 1999 compared to $15.4 million in 1998 and $13.3 million in 1997 and includes amortization of $438,000 in 1999, and $1.0 million in 1998 and 1997, from a $5.0 million prepaid five-year covenant not to compete included in a Consulting Agreement between the Company and Craig, which became effective March 8, 1994 as part of the Recapitalization Transaction. Amortization of the covenant not to compete terminated in March 1999.

Acquisition integration expenses amounted to $5.6 million in fiscal 1999 and were related to the acquisition of 43 supermarkets acquired from Albertson's in August 1999. Acquisition integration expenses consisted of salaries and wages, uniforms, supplies and non-recurring advertising expenses incurred during the integration of the supermarkets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)


RESULTS OF OPERATIONS (CONTD.)

Since January 1, 1989, the Company has entered into various consulting agreements with its then stockholders, La Cadena and Craig, that required them to provide consultation and advice to the Company in connection with general business, financial, management consulting, real estate acquisition and development, and product diversification matters. These consulting agreements with its stockholders terminated on September 26, 1993. In March 1994, the Company entered into a new five-year Consulting Agreement with Craig Corporation, whereby the Company paid Craig $1.5 million per year and Craig provided the Company with consultation and advice in connection with general business issues, financial, management consulting, real estate acquisition and development and product diversification matters. Consulting fees expense amounted to approximately $1.5 million in 1997. The agreement to make annual consulting payments to Craig was terminated, at the election of the Company, in August 1997.

Operating profits amounted to $43.2 million or 2.36% of sales in 1999 compared to $34.1 million or 1.97% of sales in 1998 and $43.6 million or 2.54% of sales in 1997.

Interest expense amounted to $33.6 million, $30.2 million and $21.6 million for the 1999, 1998 and 1997 fiscal years, respectively. The increase in interest expense in 1999 was due to the issuance of $450.0 million of 10.75% Senior Notes due 2006 in August 1999 and the redemption of all of the 9% Notes and substantially all ($5.1 million remain outstanding) of the 11% Notes. The increase in interest expense in 1998 was due to the July 1997 issuance of $100.0 million of 9% Senior Subordinated Notes due 2004 which were redeemed in August 1999. Interest expense included amortization of fees and expenses incurred to acquire debt of $2.8 million in 1999 and 1998 and $1.5 million in 1997.

The equity in income from unconsolidated affiliate amounted to $1.1 million in fiscal 1999 compared to losses of $2.9 million in 1998 and $2.3 million in 1997. The increase in earnings in fiscal 1999 was due to incremental price increases paid by the two owners of Santee Dairies LLC (Hughes and Stater Bros. Markets) of $12.9 million compared to $5.6 million in 1998. Stater Bros. Markets and Hughes (the "Owners") are each parties to ten-year fluid milk purchasing agreements entered into in August 1997. The agreements require the Owners to each purchase their fluid milk and certain other products, subject to a minimum volume each year equal to approximately 80% of the volume purchased in 1996. Prices under the agreements are calculated to cover Santee's direct and indirect costs of production, including financing costs. However, recoverable costs by Santee may not include under any circumstances amounts owing solely by reason of acceleration of principal payments under any loan agreement to which Santee is a party. During 1998 and 1999, the prices paid by Stater Bros. Markets pursuant to the fluid milk agreement were adversely effected by delays in construction of the New Dairy, cost overruns and lower production volumes than anticipated. Beginning in June 1998, Stater Bros. accepted and paid incremental prices of approximately $1.0 million per month to Santee as a result of its increased cost structure. In February 1999, incremental prices paid to Santee by Stater Bros. decreased to approximately $800,000 per month and decreased to approximately $400,000 per month in July 1999. In October 1999, the incremental pricing structure was terminated, but no assurances can be given that Stater Bros. will not incur incremental prices in the future. In fiscal 1999, Stater Bros. paid Santee approximately $9.4 million in incremental prices compared to $4.3 million in fiscal 1998 and such amounts are included in Stater Bros.' cost of goods sold.

Income before income taxes and extraordinary loss amounted to $13.7 million, $4.0 million and $22.8 million for the 1999, 1998 and 1997 fiscal years, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)

RESULTS OF OPERATIONS (CONTD.)

Net income before extraordinary loss amounted to $8.3 million in 1999, $2.5 million in 1998 and $13.5 million in 1997.

Extraordinary loss in fiscal 1999 amounted to $17.3 million (net of income taxes benefit of $11.2 million) from the early extinguishment of all of the Company's 9% Notes and substantially all of the Company's 11% Notes.

Net loss, for fiscal 1999, amounted to $9.0 million, compared to net income of $2.5 million in 1998 and $13.5 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds generated from operations and from borrowings from short-term revolving credit facilities. The Company's credit agreement became effective August 6, 1999 and expires in August 2002, and consists of a revolving loan facility for working capital of $50.0 million, which was available at September 26, 1999 and a letter of credit facility with a maximum availability of $25.0 million, of which $14.2 million was available at September 26, 1999. The letter of credit facility is maintained pursuant to the Company's workers' compensation and general liability self-insurance requirements.

The Company had no short-term borrowings outstanding at fiscal years end 1999, 1998 and 1997, and the Company did not incur short-term borrowings during fiscal years 1999, 1998 and 1997.

Working capital amounted to $130.9 million at September 26, 1999, $90.7 million at September 27, 1998 and $92.0 million at September 28, 1997. The Company's current ratios were 1.79:1, 1.78:1 and 1.81:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Net cash provided by operating activities amounted to $59.3 million in 1999, $26.4 million in 1998 and $9.6 million in 1997. Fluctuations in operating assets and liabilities are not unusual in the industry. The increase in cash provided by operating activities in fiscal 1999, when compared to fiscal 1998, was due primarily to increases in accounts payable and accrued liabilities, net of increases in inventories and accounts receivable that relate, primarily, to the post acquisition operations of the August 1999 acquisition of 43 supermarkets. The change in net cash provided by operating activities in fiscals 1998 and 1997, was due to fluctuations in inventory, accounts payable and accrued liabilities.

Net cash provided by financing activities in fiscal 1999 amounted to $152.9 million and consisted of reductions in capital lease obligations of $1.3 million and an issuance of $450.0 million of 10.75% Senior Notes due 2006 in August 1999. Proceeds from the 10.75% Notes were used to fund the early redemption of all ($100.0 million) of the outstanding 9% Notes and substantially all ($159.9 million) of the outstanding 11% Notes, together with early redemption premiums of $18.7 million and to pay fees and expenses of the debt offering of approximately $17.l million, which includes a financial advisory fee paid to La Cadena of $4.5 million. Additionally, proceeds from the 10.75% Notes were used to acquire the assets of 43 supermarkets and one future store site for approximately $136.2 million and the remaining proceeds will be used for general corporate purposes including capital expenditures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)


LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

Net cash used in financing activities during fiscal 1998 amounted to $1.3 million and consisted of reductions in capitalized lease obligations. Net cash provided by financing activities in fiscal 1997 amounted to $12.8 million and consisted of the issuance of $100.0 million of 9% Notes, redemption of the Series B Preferred Stock for $69.4 million, costs and expenses to issue debt of $10.5 million (including $2.0 million paid to La Cadena for financial advisory fees), payment of dividends on the Series B Preferred Stock of $6.2 million and reduction to amounts due on capitalized lease obligations of $1.2 million. The 9% Notes were due in 2004 and were redeemed in August 1999.

Net cash used in investing activities during fiscal 1999 amounted to $176.1 million and consisted of $136.2 million to acquire the assets of 43 supermarkets, one future store site and related capitalized asset acquisition costs in August 1999. Capital expenditures of $42.8 million includes $12.6 million in point of sale scan systems and related equipment and warehousing and material handling equipment which were purchased as a direct result of the acquisition of the 43 supermarkets and included approximately $3.3 million in equipment and software purchased to achieve Year 2000 compliance. During fiscal 1999, capital expenditures were also incurred to complete the construction of the new Loma Linda supermarket and to complete 7 minor and 10 major remodels. Proceeds from sales of assets amounted to $2.9 million and consisted primarily of reimbursements from the landlord for costs incurred by the Company to construct its new supermarket in Loma Linda, which opened in December 1998. Capital expenditures for fiscal 1999 were funded through proceeds from the reimbursed construction costs of the Loma Linda supermarket, cash flow from operations and from proceeds from the issuance of the 10.75% Notes.

Net cash used in investing activities for the 1998 and 1997 fiscal years, amounted to $27.0 million and $8.6 million, respectively. The difference in net cash used in investing activities between the comparable periods in 1998 and 1997 was due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions. Capital expenditures amounted to $26.3 million in 1998 and included costs to complete construction and to open two supermarkets, to begin construction on a third supermarket (which opened in December 1998) and to complete five minor and six major remodels. Additionally, during fiscal 1998, the Company installed 15 new NCR 7452 scan systems in its supermarkets. Capital expenditures for 1998 were funded through cash flow from operations.

Capital expenditures for 1997 amounted to $20.3 million and included costs incurred to complete thirteen minor remodels and one major remodel, acquire one supermarket site and to remodel a perishable products warehouse. Two supermarkets were under construction during fiscal 1997 and opened in fiscal 1998. Capital expenditures for fiscal 1997 were funded from the proceeds of the October 1996 sale and leaseback transaction and from a portion of the net proceeds from the July 1997 issuance of the 9% Notes.

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

Management believes that cash capital expenditures for fiscal 2000 will be approximately $35.0 million.

Management believes that operating cash flow, supplemented by capital expenditures financings obtained through capital and operating leases, will be sufficient to meet the Company's currently identified operating needs and scheduled capital expenditures. However, there can be no assurance that such lease financings will be available to the Company.

The Company operated 155 supermarkets at September 26, 1999, 112 supermarkets at September 27, 1998 and operated 110 supermarkets at September 28, 1997.

The Company's supermarkets had approximately 5.1 million total square feet at September 26, 1999, approximately 3.3 million total square feet at September 27, 1998 and approximately 3.2 million total square feet at September 28, 1997.

     NEW CREDIT FACILITIES

Stater Bros.' principal operating subsidiary, Stater Bros. Markets, signed a new credit facility with Bank of America N.A. on August 6, 1999. The new credit facility provides for (i) a $50.0 million three-year revolving loan facility and
(ii) a $25.0 million three-year letter of credit facility. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support the purchase of inventory, obligations incurred in connection with the construction of stores, and workmen's compensation insurance obligations. The availability of the loans and letters of credit are subject to certain sub-limits and other borrowing restrictions.

Indebtedness of Stater Bros. Markets under the new credit facility is guaranteed by Stater Bros. Development, Inc., a subsidiary of Stater Bros., and any subsidiaries that Stater Bros. Markets or Stater Bros. Development,
Inc. acquires or forms after the date of the new credit facility.

Loans under the new credit facility bear interest at a rate based upon either
(i) the "Base Rate" (defined as the higher of (a) the rate of interest publicly announced by Bank of America as its "reference rate" and (b) the federal funds effective rate from time to time plus 0.50%), plus 1.00%, or (ii) the "Offshore Rate" (defined as the rate (adjusted for statutory reserve requirements for eurocurrency liabilities) at which eurodollar deposits for one, two, three or six months (as selected by Stater Bros. Markets) are offered to Bank of America in the inter-bank eurodollar market), plus 2.25%.

The revolving loan facility will cease to be available and will be payable in full on August 6, 2002. Letters of credit under the new credit facility can be issued until August 6, 2002, and all letters of credit must expire not later than August 6, 2003. The loans under the revolving loan facility must be repaid for a period of ten consecutive days semi-annually.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)


LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

      NEW CREDIT FACILITIES (CONTD.)

Loans under the revolving loan facility may be repaid and re-borrowed. The loans under the revolving loan facility may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the offshore rate. The commitments under the new credit facility may be reduced by Stater Bros. Markets. Stater Bros. Markets will be required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. For purposes of that fee, commercial letters of credit will not constitute outstanding standby letters of credit issued under the letter of credit facility equal to 1.25% per annum on the face amount of such letters of credit, and will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letter of credit issued under the letter of credit facility.

Availability of the loans and letters of credit under the new credit facility is subject to a monthly borrowing base test based on inventory. The new credit facility requires Stater Bros. Markets to meet certain financial tests, including minimum net worth and minimum EBITDA tests. The new credit facility contains covenants which, among other things, will limit indebtedness, liens, guarantee obligations, mergers, consolidations, liquidations and dissolutions, asset sales, leases, investments, loans and advances, transactions with affiliates, sale and leasebacks, other matters customarily restricted in such agreements and modifications to the holding company status of Stater Bros.

The new credit facility also contains covenants that apply to Stater Bros. Holdings Inc., and Stater Bros. Holdings Inc. is a party to the new credit facility for purposes of these covenants. These covenants, among other things, limit dividends and other payments in respect of Stater Bros. Holdings Inc.'s capital stock, prepayments and redemptions of the exchange notes and other debt, and limit indebtedness, investments, loans and advances by Stater Bros. Holdings Inc. The new credit facility requires Stater Bros. Holdings Inc. and Stater Bros. Markets to comply with certain covenants intended to ensure that their legal identities remain separate.

The new credit facility contains customary events of default, including payment defaults; material inaccuracies in representations and warranties; covenant defaults; cross-defaults to certain other indebtedness; certain bankruptcy events; certain ERISA events; judgment; defaults; invalidity of any guaranty; failure of Jack H. Brown to be Chairman of the Board and Chief Executive Officer of Stater Bros. Markets; and change of control.

As of September 26, 1999, for purposes of the credit facility with Bank of America, Stater Bros. Markets was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $107.0 million. The minimum EBITDA (as defined) covenant measurement period begins in the quarter ending March 26, 2000, and requires an annualized minimum EBITDA of $75.0 million.

As of September 26, 1999, for the purposes of the credit facility with Bank of America, Stater Bros. Holdings Inc. was in compliance with all restrictive covenants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)


LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

      NEW CREDIT FACILITIES (CONTD.)

The Company is also subject to certain covenants associated with its 11% Senior Notes due 2001 and its 10.75% Senior Notes due 2006. As of September 26, 1999, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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

      LABOR RELATIONS

The Company and other major supermarket employers in Southern California negotiated a four-year contract, beginning October 1999, with the United Food and Commercial Workers Union. The Company's collective bargaining agreement with the International Brotherhood of Teamsters was renewed in 1998 and expires in September 2002. Management believes it has good relations with its employees.

YEAR 2000 COMPLIANCE

The efficient operations of Stater Bros. are dependent, in part, upon its computer software programs, systems and processes (collectively, the "Information Systems"). Stater Bros.' Information Systems are used in several key areas of Stater Bros., including, but not limited to, supermarket operations, warehousing and distribution, merchandising and purchasing, inventory management, and accounting and financial reporting. In 1997, Stater Bros. established a Year 2000 Compliance Committee and developed a Year 2000 Compliance Plan. Stater Bros.' Year 2000 Compliance Plan addresses Stater Bros.' Information Systems, communications with vendors, financial institutions and others, and provides for contingency planning. Stater Bros. has engaged independent consultants since mid-1998 to assist in achieving Year 2000 compliance with its Information Systems by December 1999. Additionally, Stater Bros. has also been in communication with some of its vendors, financial institutions and others whose computer software, programs and information systems may interface with those of Stater Bros. to assess the status of their compliance with Year 2000 requirements. Failure of companies that Stater Bros. conducts business with to comply with the Year 2000 requirements could have an adverse effect on Stater Bros.' operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)

YEAR 2000 COMPLIANCE (CONTD.)

Based on the information currently available, Stater Bros. believes it will meet the Year 2000 compliance requirements through a combination of Information Systems modifications and through the acquisition of new equipment and technology that are Year 2000 compliant. Stater Bros.' Year 2000 Compliance Committee has developed a contingency plan for its Information Systems and is developing contingency plans in the event vendors, financial institutions, energy providers and others that Stater Bros. conducts business with do not comply with the Year 2000 requirements. Stater Bros. Year 2000 Compliance Committee identified four primary areas within Stater Bros. that could, potentially, have Year 2000 compliance issues, which are as follows:

            Main Office Operations
            Management Information Systems Operations
            Retail (supermarket) Operations
            Distribution (warehousing and transportation) Operations

Within each of the four areas identified above, Stater Bros. has completed detailed inventories of processes, including operations, Information Systems, equipment and interactions with outside vendors. Each inventoried item was assigned to an individual who subsequently achieved Year 2000 compliance for that particular item through communications with vendors, replacement or other corrective actions. Stater Bros. believes it has achieved Year 2000 compliance with all of the items that were identified as potential Year 2000 compliance issues. Stater Bros. believes that the costs required to replace or modify Information Systems, including scheduled replacements of in-store point of sale equipment, will approximate $8.4 million, of which $6.9 million will be capitalized and $1.5 million will be expensed. Through September 26, 1999, Stater Bros. has incurred capitalized expenditures of $6.5 million and operating expenses of $1.2 million.

Stater Bros. believes that it will successfully achieve compliance with the Year 2000 requirements by December 1999, however, no assurances can be given that Stater Bros.' Information Systems and its vendors, financial institutions and others will be successful in achieving Year 2000 compliance. However, Stater Bros.' ability to timely implement its Year 2000 Compliance Plan may be adversely affected by a variety of factors, some of which are beyond Stater Bros.' control, including the potential of unforeseen implementation problems, delays in the delivery of products, and disruption of store operations resulting from a loss of power or communication links between stores, distribution centers and headquarters. Based on currently available information, Stater Bros. is unable to determine whether such interruptions are likely to have a material adverse effect on Stater Bros.' results of operations, liquidity or financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

During the Company's fiscal 1999, the Financial Accounting Standards Board issued or required the adoption of Statement of Financial Accounting Standards ("SFAS") No. 132, No. 133, No. 134, No. 135, No. 136 and No. 137. Adoption of
SFAS No. 132, No. 133, No. 134, No. 135, No. 136 and No. 137 were either not applicable to the Company or were adopted by the Company in its fiscal 1999 and did not have a material effect on the Company's financial position or its results of operations in fiscal 1999.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTD.)


EFFECT OF INFLATION AND COMPETITION (CONTD.)

The Company conducts business in one industry segment, the operation of retail food supermarkets, which offer for sale to the public most merchandise typically found in supermarkets. The supermarket industry is highly competitive and is characterized by low profit margins. The Company's primary competitors include Vons, Albertson's, Ralphs and a number of independent supermarket operators. Competitive factors typically include the price, quality and selection of products offered for sale, customer service, and the convenience and location of retail facilities. The Company monitors competitive activity and Senior Management regularly reviews the Company's marketing and business strategy and periodically adjusts them to adapt to changes in the Company's primary trading area.

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


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page Number
                                                                                                 -----------
Report of Independent Auditors................................................................       F-2

Consolidated Balance Sheets at September 28, 1997,
     September 27, 1998 and September 26, 1999................................................       F-3

Fiscal years ended September 28, 1997, September 27, 1998 and September 26, 1999:

        Consolidated Statements of Income.....................................................       F-5

        Consolidated Statements of Cash Flows.................................................       F-6

        Consolidated Statements of Stockholders' Equity (Deficit).............................       F-7

Notes to Consolidated Financial Statements....................................................       F-8


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

         NAME                        AGE                POSITION
-----------------------------------  ---     ---------------------------------------------
Jack H. Brown......................   60     Chairman of the Board, President
                                               and Chief Executive Officer

Donald I. Baker....................   58     Executive Vice President

H. Harrison Lightfoot..............   61     Group Senior Vice President -- Development

A. Gayle Paden.....................   63     Group Senior Vice President -- Administration

Dennis N. Beal.....................   49     Senior Vice President -- Finance
                                               and Chief Financial Officer

Bruce D. Varner....................   63     Director and Secretary

Thomas W. Field, Jr................   65     Vice Chairman of the Board of Directors


BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

      Jack H. Brown has been President and Chief Executive Officer of the Company since June 1981 and Chairman of the Board since 1986. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly-owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 47 years. Mr. Brown has a majority interest and is the managing general partner of La Cadena Investments.

      Donald I. Baker has been Executive Vice President of the Company since October 1998. Mr. Baker joined the Company in November 1983 as Vice President-Warehouse and Transportation and was Group Senior Vice President-Administration from July 1996 to October 1998. From July 1992 to July 1996, Mr. Baker was Group Senior Vice President-Human Resources and Distribution. From August 1986 to July 1992, Mr. Baker was Senior Vice President-Human Resources and Distribution. Mr. Baker has approximately 33 years of experience in the supermarket industry. Prior to joining the Company, Mr. Baker was employed by American Community Stores Corporation, Inc., a subsidiary of Cullum Companies, Inc., a publicly held corporation, from 1972 to 1983 in various capacities including Vice President of Retail Operations, and was also employed by The Kroger Co. from 1966 to 1972.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTD.)


BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS (CONTD.)

     H. Harrison Lightfoot has been Group Senior Vice President-Development since May 1998 and was Group Senior Vice President-Retail Operations of the Company from June 1986 to May 1998. Mr. Lightfoot has served the Company for 45 years in various capacities, including store manager, buyer, general supervisor and Vice President. Mr. Lightfoot is a general partner of La Cadena Investments.

     A. Gayle Paden has been Group Senior Vice President-Administration since May 1998 and was Group Senior Vice President-Distribution from July 1996 to May 1998. Mr. Paden joined the Company in 1986 as Group Senior Vice President-Administration and served in that capacity until July 1996. Mr. Paden was previously with Lucky Stores for 35 years where he served in various capacities, the most recent of which was President of the Southern California Food Division.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation for services rendered during the prior three fiscal years paid to the CEO and the four most highly compensated executive officers other than the CEO of the Company:

                                                   ANNUAL COMPENSATION
                                     ------------------------------------------------       ALL OTHER
NAME AND                                                   BONUSES       OTHER ANNUAL      COMPENSATION
PRINCIPAL POSITION                   YEAR      SALARY      (4)(5)(6)(7)  COMPENSATION       (1)(2)(3)
-------------------------------      ----     ---------    ------------  ------------      ------------
Jack H. Brown                        1999     $ 960,000    $2,000,000       $     --         $25,500
Chairman, President and              1998     $ 879,000    $  700,000       $     --         $27,663
Chief Executive Officer              1997     $ 800,000    $1,650,000       $     --         $28,889

Donald I. Baker                      1999     $ 305,000    $  125,000       $     --         $    --
Executive Vice President             1998     $ 234,000    $  110,000       $     --         $ 1,663
                                     1997     $ 210,000    $   90,000       $     --         $ 1,820

H. Harrison Lightfoot                1999     $ 320,000    $   40,000       $     --         $    --
Group Senior Vice                    1998     $ 311,000    $  140,000       $     --         $ 1,663
President, Development               1997     $ 297,500    $  140,000       $     --         $ 2,701

A. Gayle Paden                       1999     $ 298,000    $   40,000       $                $    --
Group Senior Vice                    1998     $ 279,500    $   55,000       $     --         $ 1,663
President, Administration            1997     $ 269,000    $   55,000       $     --         $ 8,246

Dennis N. Beal                       1999     $ 183,000    $  100,000       $     --         $    --
Senior Vice President-Finance        1998     $ 168,000    $   55,000       $     --         $ 1,663
and Chief Financial Officer          1997     $ 160,000    $   80,000       $     --         $ 5,702

----------
(1) The dollar value of perquisites and other personal benefits, if any, for each of the Named Executive Officers was less than the reporting thresholds established by the Securities and Exchange Commission.
(2) Amounts shown for the Named Executive Officers represent the Company's contributions to the Company's Profit Sharing Plan, a defined contribution plan, for the account of each Named Executive Officer. Plan participants become fully vested in the plan after seven years of service.
(3) Includes Mr. Brown's Director Fees for 1997, 1998 and 1999 which amounted to $25,500, $26,000, and $25,500, respectively.
(4) The Bonuses reflected in 1999 for Mr. Brown and Mr. Beal were one-time bonuses awarded in recognition of their expertise in acquiring 43 supermarkets from Albertson's and their expertise in handling the August 1999 offering of $450.0 million of 10.75% Senior Notes due 2006 and obtaining a $75.0 million credit facility.
(5) The Bonuses reflected in 1999, for Mr. Baker, Mr. Lightfoot and Mr. Paden were one-time Bonuses, based upon the Company's acquisition and successful integration of 43 Supermarkets from Albertson's and Lucky, in Southern California.
(6) The Board of Directors of Stater Bros. Holdings Inc. unanimously awarded Mr. Brown a one-time bonus for his expertise in handling the July 1997 issuance of $100.0 million of 9% Senior Subordinated Notes due 2004. The amount is included in Mr. Brown's 1997 Bonus.
(7) Annual Bonuses to be paid to the Named Executive Officers for fiscal 1999 had neither been calculated nor awarded as of December 17, 1999, the latest practical date.

                             STOCK OPTIONS AND SARS

                                      None

ITEM 11. EXECUTIVE COMPENSATION (CONTD.)


PENSION PLAN

The Company's Pension Plan for Salaried Employees (the "Pension Plan") is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee's compensation for each year up to the social security wage base, plus 2.15 percent of the employee's compensation for each year in excess of the social security wage base. The Named Executive Officers have the following years of credited service under the Pension Plan as of September 26, 1999: Jack H. Brown - 18 years, H. Harrison Lightfoot - 45 years, A. Gayle Paden - 13 years, Donald I. Baker - 16 years and Dennis N. Beal - 6 years.

The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with the Company. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 1999 retirees with ten or more years of service at retirement is $130,000. The maximum annual compensation that may be considered for 1999 retirees is $160,000.

                               PENSION PLAN TABLE

                                                     YEARS OF SERVICE
                                ---------------------------------------------------------
REMUNERATION                       15          20          25           30           35
------------                    --------    --------    --------    --------     --------
 $100,000..................     $ 22,863    $ 30,484    $ 38,105    $ 45,726     $ 53,347
  150,000..................       38,988      51,984      64,980      77,976       90,972
  200,000..................       55,113      73,484      91,855     110,226      128,597
  250,000..................       71,238      94,984     118,730     142,476      166,222
  300,000..................       87,363     116,484     145,605     174,726      203,847
  350,000..................      103,488     137,984     172,480     206,976      241,472
  400,000..................      119,613     159,484     199,355     239,226      279,097
  450,000..................      135,738     180,984     226,230     271,476      316,722
  500,000..................      151,863     202,484     253,105     303,726      354,347


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 11, 1999, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by
(a) each person known by the Company to beneficially own more than 5% of such stock, (b) each director of the Company, (c) each of the Named Executive Officers, and (d) all directors and executive officers of the Company as a group:

                                          Shares of
                                       Class A Common           Percentage of
                                           Stock                  Class A
Name and Address                         Beneficially          Common Stock
of Beneficial Owner                        Owned                 Outstanding
-------------------                    --------------          --------------
La Cadena Investments(1)......           50,000                    100%
Jack H. Brown(1)(2)...........           50,000                    100%
H. Harrison Lightfoot(1)(2)...           50,000                    100%
Richard C. Moseley(1)(2)......           50,000                    100%
A. Gayle Paden(2).............               --                     --
Donald I. Baker(2)............               --                     --
Dennis N. Beal(2) ............               --                     --
Bruce D. Varner(2)............               --                     --
Thomas W. Field, Jr.(2).......               --                     --
All directors and executive
 officers as a group
 (7 persons)(1)..............            50,000                    100%

----------
(1) The 50,000 outstanding shares of the Company's Class A Common Stock are owned by La Cadena Investments and may be deemed to be beneficially owned by the partners of La Cadena Investments. The general partners of La Cadena Investments are Jack H. Brown, Richard C. Moseley and H. Harrison Lightfoot. Mr. Brown has the majority interest and is the managing general partner of La Cadena Investments and has the power to vote the shares of the Company owned by La Cadena Investments on all matters. Certain La Cadena issues, such as the disposition of such shares of the Company, may require approval of 60% of the voting power of La Cadena Investments. Accordingly, Messrs. Brown, Moseley and Lightfoot may be deemed to have shared voting power or shared investment power with respect to the shares owned by La Cadena Investments, and such individuals therefore may be deemed to be the beneficial owners thereof. The address of La Cadena Investments is 3750 University Avenue, Suite 610, Riverside, California 92501.

(2) The address of Messrs. Brown, Lightfoot, Moseley, Paden, Baker, Beal, Varner and Field is c/o the Company at 21700 Barton Road, Colton, California 92324.

CHANGE OF CONTROL ARRANGEMENTS

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Mr. Bruce D. Varner and the law firm of Varner, Saleson & Dobler LLP, of which Mr. Varner is a partner, have performed legal services in the past for the Company. The total cost of such legal services incurred by the Company during fiscal 1999 was approximately $1.5 million. The Company believes that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner, Saleson & Dobler LLP were at least as fair to the Company as could have been obtained from unaffiliated law firms. The Company expects such services to continue in the future.

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

Pursuant to the Option Agreement dated as of September 3, 1993 between the Company and Craig, as amended (the "Option Agreement"), the Company was given the right, at its option, for a period of two years from the 1994 Recapitalization, to convert the Common Stock into 693,650 shares of Series B Preferred Stock. The Company exercised the option effective March 8, 1996 and the Company subsequently redeemed the Series B Preferred Stock for $69.4 million in August 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTD.)


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

In August 1999, in connection with the $450.0 million debt offering, the redemption of all of the 9% Notes and substantially all of the 11% Notes and the acquisition of 43 supermarkets and one future store site from Albertson's, the Company retained La Cadena to provide financial advisory services for a fee of $4.5 million.

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

            (3)   Exhibits
                  Exhibits as required by Item 14(c) are as follows:

            EXHIBIT NO.        DESCRIPTION
            -----------        -----------
                 1         (5) Purchase Agreement dated August 6, 1999 by and between
                               Stater Bros. and Banc of America Securities LLC.

                 2.1       (5)  Asset Purchase Agreement dated as of May 7, 1999, by and between Albertson's Inc., Stater Bros. Markets and Stater Bros.

                 3.1       (1)  Certificate of Incorporation of the Company.

                 3.2       (1)  By-Laws of the Company.

                 4.2       (4) First Supplemental Indenture between the Company and IBJ
                               Schroder Bank & Trust Company, as Trustee, for $165,000,000
                               11% Senior Notes due 2001, dated as of July 22, 1997 (the
                               "First Supplemental Indenture").

                 4.6       (5)  Indenture  dated as of August 6, 1999,  between  Stater  Bros.
                                and IBJ Whitehall Bank & Trust Company.

                 4.7       (5)  Registration Rights Agreement dated as of August 6, 1999, by and between Stater Bros. and Banc of America Securities, LLC.

                 4.8       (5)  Second Supplemental Indenture dated as of July 16, 1999 between
                                Stater Bros. and IBJ Whitehall Bank & Trust Company, for
                                the securities issued under the indenture dated as of March 8,
                                1994, as amended by the First Supplemental Indenture dated as of
                                July 22, 1997.

                 5.0       (5)  Opinion of Gibson, Dunn & Crutcher LLP

                10.1       (1)  Reclassification Agreement dated September 3, 1993, by and among the
                                Company, Craig and La Cadena.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (CONTD.)

           (a)    (3) Exhibits (contd.)

            EXHIBIT NO.        DESCRIPTION
            -----------        -----------
                10.2       (1)  Amendment to Reclassification Agreement, dated January 12, 1994, by and among the Company, Craig and La Cadena.

                10.3       (1)  Agreement of Stockholders dated May 10, 1989, by and among the Company,
                                Craig and La Cadena.

                10.4       (1)  Amendment to Agreement of Stockholders dated September 3, 1993, by and among the Company, Craig, Craig Management, Inc. ("CMI") and La Cadena.

                10.5       (1)  Option Agreement dated September 3, 1993, by and between the Company and
                                Craig.

                10.6       (1)  Amendment to Option Agreement dated January 12, 1994, by and between the
                                Company and Craig.

                10.7       (1)  Consulting Agreement dated September 3, 1993, by and between the Company,
                                Craig and CMI.

                10.8       (1)  Letter Agreement regarding Consulting Agreement, dated March 8,1994, by and between the Company, Craig and CMI.

                10.9       (1)  Second Amended and Restated Stock Agreement dated January 12, 1994, by and among the Company, Craig, CMI, La Cadena and James J. Cotter.

                10.10      (1)  Security Agreement dated March 8, 1994, by and between the Company and Craig.

                10.12      (1)  Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and
                                Bank of America Trust and Savings Association.

                10.12(a)   (2)  Amendment dated June 23, 1995 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association.

                10.12(b)   (3)  Amendment dated July 22, 1996 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association.

                10.12(c)   (5)  Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets,
                                Stater Bros. and Bank of America, N.A.

                10.13      (1)  Continuing Guaranty dated March 8, 1994, of Stater Bros. Development, Inc. in favor of Bank of America Trust and Savings Association.

                10.15      (1)  Subordination Agreement dated March 8, 1994, by and among the Company, Stater Bros.
                                Markets and Bank of America Trust and Savings Association.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
        (CONTD.)

           (a)    (3) Exhibits (contd.)

            EXHIBIT NO.         DESCRIPTION
            -----------         -----------
                10.16      (1)  Amended and Restated Sublease Agreement dated June 1, 1983, between Wren Leasing
                                Corp., as Lessor, and Stater Bros. Markets, as Lessee.

                10.17      (1)  Preferred Stock Agreement dated March 22, 1983, between Stater Bros. Markets and Petrolane Incorporated.

                10.18      (1)  Escrow Agreement dated September 19, 1985, by and among Stater Bros. Markets,
                                Petrolane Incorporated and First Interstate Bank of California.

                10.19      (5)  Dealer Manager Agreement dated as of July 1, 1999, by and between Stater Bros. and
                                Banc of America Securities LLC.

                11              Calculation of earnings per common share.

                12              Computation of ratio of earnings to fixed charges.

                21         (1)  Subsidiaries of the Company.

                24         (5)  Powers of Attorney (included on signature pages of this Registration Statement on
                                Form S-4)

                25         (5)  Form T-1 Statement of Eligibility and Qualification of IBJ Whitehall Bank & Trust Company,
                                as Trustee.

                27              Financial Data Schedule

----------
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994.

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

(4) Previously filed with the Securities and Exchange Commission as exhibits to the Registration Statement S-4, No. 333-34113 dated October 17, 1997.

(5) Previously filed with the Securities and Exchange Commission as exhibits to the Registration Statement S-4, No. 333-85723 dated September 13, 1999.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (CONTD.)


      (a)(3) Exhibits (contd.)

             Copies of Exhibits listed herein can be obtained by writing and requesting such Exhibits from: Corporate Secretary, P. O. Box 150, Colton, California 92324.

      (b)    Reports on Form 8-K

             On August 20, 1999, the Company filed a current report on Form 8-K with the Securities and Exchange Commission disclosing its Asset Purchase Agreement with Albertson's Inc., whereby the Company acquired the assets of 43 supermarkets and one future store site and the related financial statement disclosures including, a) Financial Statements prepared pursuant to Rule 3-05 of Regulation S-X, b) Pro Forma financial information required pursuant to
             Article 11 of Regulation S-X (Unaudited) and c) Exhibits in accordance with the provisions of Item 601 of Regulation S-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page Number
                                                                            -----------
Report of Independent Auditors..............................................    F-2

Consolidated Balance Sheets at September 28, 1997,
     September 27, 1998 and September 26, 1999..............................    F-3

Fiscal years ended September 28, 1997, September 27, 1998 and
     September 26, 1999:

        Consolidated Statements of Income...................................    F-5

        Consolidated Statements of Cash Flows...............................    F-6

        Consolidated Statements of Stockholders' Equity (Deficit)...........    F-7

Notes to Consolidated Financial Statements..................................    F-8

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
Stater Bros. Holdings Inc.

      We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. and subsidiaries as of September 28, 1997, September 27, 1998 and September 26, 1999, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three 52-week periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. and subsidiaries as of September 28, 1997, September 27, 1998 and September 26, 1999, and the consolidated results of their operations and their cash flows for each of the three 52-week periods then ended, in conformity with generally accepted accounting principles.

                                        ERNST & YOUNG LLP

Riverside, California
December 10, 1999

                           STATER BROS. HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                        SEPT.28,      SEPT.27,      SEPT.26,
                                                          1997          1998          1999
                                                        --------      --------      --------
Current assets
    Cash and cash equivalents ......................... $ 59,086      $ 57,281      $ 93,352
    Receivables .......................................   21,481        20,451        28,296
    Income tax receivables ............................       --            --         5,942
    Inventories .......................................  115,513       116,274       155,361
    Prepaid expenses ..................................    4,667         5,176         5,926
    Deferred income taxes .............................    2,978         4,588         3,523
    Properties held for sale ..........................    1,342         3,969         3,886
                                                        --------      --------      --------

Total current assets ..................................  205,067       207,739       296,286

Investment in unconsolidated affiliate ................   10,313         8,472         9,599

Property and equipment
    Land ..............................................   16,443        15,924        44,941
    Buildings and improvements ........................   87,605        94,794       160,406
    Store fixtures and equipment ......................   86,644       100,781       150,027
    Property subject to capital leases ................   14,368        14,368        25,261
                                                        --------      --------      --------
                                                         205,060       225,867       380,635

    Less accumulated depreciation and amortization ....   96,203       107,513       120,906
                                                        --------      --------      --------
                                                         108,857       118,354       259,729

Deferred income taxes .................................    4,699         2,449         4,297
Deferred debt issuance costs, net .....................   14,273        12,294        16,774
Lease guarantee escrow ................................    8,069         9,629        11,280
Other assets ..........................................    7,199         5,381         5,952
                                                        --------      --------      --------

Total assets .......................................... $358,477      $364,318      $603,917
                                                        ========      ========      ========


          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED BALANCE SHEETS (CONTD.)
                      (In thousands, except share amounts)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  SEPT. 28,       SEPT. 27,       SEPT. 26,
                                                                    1997            1998             1999
                                                                  ---------       ---------       ---------
Current liabilities
    Accounts payable ............................................ $  66,834       $  65,553       $  97,169
    Accrued payroll and related expenses ........................    23,851          25,363          35,757
    Other accrued liabilities ...................................    21,113          24,788          30,501
    Current portion of capital lease obligations ................     1,256           1,310           1,944
                                                                  ---------       ---------       ---------

Total current liabilities .......................................   113,054         117,014         165,371

Long-term debt, less current portion ............................   265,000         265,000         455,048
Capital lease obligations, less current portion .................     5,661           4,350          15,625
Long-term portion of self-insurance and other reserves ..........     7,409           8,284           7,450
Other long-term liabilities .....................................     3,939           3,725           3,510
                                                                  ---------       ---------       ---------

Total liabilities ...............................................   395,063         398,373         647,004

Stockholders' equity (deficit)
    Common Stock, $.01 par value:
       Authorized shares - 100,000
       Issued and outstanding shares -
          0 in 1997, 1998 and 1999 ..............................        --              --              --
    Class A Common Stock, $.01 par value:
       Authorized shares - 100,000
       Issued and outstanding shares -
          50,000 in 1997, 1998 and 1999 .........................         1               1               1
    Additional paid-in capital ..................................    12,715          12,715          12,715
    Retained earnings (deficit) .................................   (49,302)        (46,771)        (55,803)
                                                                  ---------       ---------       ---------

Total stockholders' equity (deficit) ............................   (36,586)        (34,055)        (43,087)
                                                                  ---------       ---------       ---------

Total liabilities and stockholders' equity (deficit) ............ $ 358,477       $ 364,318       $ 603,917
                                                                  =========       =========       =========

          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share and share amounts)

                                                                          Fiscal Year Ended
                                                           -----------------------------------------------
                                                            SEPT. 28,         SEPT. 27,         SEPT. 26,
                                                               1997             1998              1999
                                                           -----------       -----------       -----------
Sales .................................................... $ 1,717,924       $ 1,726,107       $ 1,830,195
Cost of goods sold .......................................   1,326,410         1,323,522         1,387,619
                                                           -----------       -----------       -----------
Gross profit .............................................     391,514           402,585           442,576

Operating expenses:
    Selling, general and administrative expenses .........     333,199           353,075           377,195
    Depreciation and amortization ........................      13,265            15,434            16,591
    Acquisition integration expenses .....................          --                --             5,590
    Consulting fees ......................................       1,458                --                --
                                                           -----------       -----------       -----------
Total operating expenses .................................     347,922           368,509           399,376
                                                           -----------       -----------       -----------

Operating profit .........................................      43,592            34,076            43,200

Interest income ..........................................       3,034             3,059             3,308
Interest expense .........................................     (21,563)          (30,206)          (33,630)
Equity in income (loss) from unconsolidated affiliate ....      (2,313)           (2,941)            1,130
Other income (expense) - net .............................          76                 2              (357)
                                                           -----------       -----------       -----------

Income before income taxes and extraordinary loss ........      22,826             3,990            13,651
Income taxes .............................................       9,359             1,459             5,372
                                                           -----------       -----------       -----------
Net income before extraordinary loss .....................      13,467             2,531             8,279

Extraordinary loss from early extinguishment of debt
    ($28,544 less tax effect of $11,233) .................          --                --           (17,311)
                                                           -----------       -----------       -----------
Net income (loss) ........................................      13,467             2,531            (9,032)

    Less preferred dividends .............................       6,166                --                --
                                                           -----------       -----------       -----------
Net income (loss) available to common shareholders ....... $     7,301       $     2,531       $    (9,032)
                                                           ===========       ===========       ===========
Earnings (loss) per common share:
    Before extraordinary loss ............................      146.02             50.62            165.58
    Extraordinary loss ...................................          --                --           (346.22)
                                                           -----------       -----------       -----------
Earnings (loss) per common share ......................... $    146.02       $     50.62       $   (180.64)
                                                           ===========       ===========       ===========

Average common shares outstanding ........................      50,000            50,000            50,000
                                                           ===========       ===========       ===========

Common shares outstanding at end of year .................      50,000            50,000            50,000
                                                           ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Fiscal Year Ended
                                                                       ----------------------------------------
                                                                       SEPT. 28,       SEPT. 27,      SEPT. 26,
                                                                          1997           1998           1999
                                                                       ---------       --------       ---------
OPERATING ACTIVITIES:
Net income (loss) .................................................... $  13,467       $  2,531       $  (9,032)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Extraordinary loss related to early extinguishment of debt .......        --             --          17,311
    Depreciation and amortization ....................................    13,265         15,434          16,591
    Deferred income taxes ............................................     2,328            640            (783)
    (Gain) loss on disposals of assets ...............................       (75)            (2)            357
    Net undistributed loss (income) in unconsolidated affiliate ......     2,313          2,941          (1,130)
    Changes in operating assets and liabilities:
     (Increase) decrease in receivables ..............................    (2,472)         1,030          (7,845)
     (Increase) decrease in income tax receivables ...................        --             --          (5,942)
     (Increase) decrease in inventories ..............................     1,859           (761)         (8,264)
     (Increase) decrease in prepaid expenses .........................    (1,310)          (509)          1,174
     (Increase) decrease in other assets .............................      (629)           557             702
     Increase (decrease) in accounts payable .........................   (12,437)        (1,281)         31,616
     Increase (decrease) in accrued liabilities and long-term
      portion of self-insurance reserves .............................    (6,649)         5,848          24,541
                                                                       ---------       --------       ---------
Net cash provided by operating activities ............................     9,660         26,428          59,296
                                                                       ---------       --------       ---------
FINANCING ACTIVITIES:
Proceeds from long-term debt .........................................   100,000             --         450,000
Debt issuance costs ..................................................   (10,513)            --         (17,122)
Redemption of preferred stock ........................................   (69,365)            --              --
Premiums paid on early retirement of debt ............................        --             --         (18,668)
Principal payments on long-term debt .................................        --             --        (259,952)
Principal payments on capital lease obligations ......................    (1,182)        (1,257)         (1,346)
Dividends paid on preferred stock ....................................    (6,166)            --              --
                                                                       ---------       --------       ---------
Net cash provided by (used in) financing activities ..................    12,774         (1,257)        152,912
                                                                       ---------       --------       ---------
INVESTING ACTIVITIES:
Acquisition of new stores ............................................        --             --        (136,221)
Investments in unconsolidated affiliate ..............................    (5,000)        (1,100)             --
Purchase of property and equipment ...................................   (20,268)       (26,278)        (42,840)
Proceeds from sale of property and equipment and properties
  held for sale ......................................................    16,641            402           2,924
                                                                       ---------       --------       ---------
Net cash (used in) investing activities ..............................    (8,627)       (26,976)       (176,137)
                                                                       ---------       --------       ---------
Net increase (decrease) in cash and cash equivalents .................    13,807         (1,805)         36,071
Cash and cash equivalents at beginning of year .......................    45,279         59,086          57,281
                                                                       ---------       --------       ---------
Cash and cash equivalents at end of year ............................. $  59,086       $ 57,281       $  93,352
                                                                       =========       ========       =========
Interest paid ........................................................ $  18,859       $ 27,133       $  27,309
Income taxes paid .................................................... $   6,500       $  1,000       $     925


          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                                                                    OPTION
                                                                       CLASS A       ADDITIONAL      RETAINED         TO
                                                       COMMON          COMMON          PAID-IN       EARNINGS       ACQUIRE
                                                        STOCK           STOCK          CAPITAL       (DEFICIT)       STOCK
                                                     ----------       --------       ---------      ---------
Balances at September 29, 1996..................     $       --       $    1         $  12,715      $ (41,953)     $(14,650)
    Net income for 52 weeks ended
       September 28, 1997.......................             --           --                --         13,467            --
    Preferred stock dividends paid..............             --           --                --         (6,166)           --
    Exercise Option to Acquire Stock............             --           --                --        (14,650)       14,650
                                                      ---------      -------        ----------     -----------    ---------

Balances at September 28, 1997..................             --            1            12,715        (49,302)           --
    Net income for 52 weeks ended
       September 27, 1998.......................             --           --                --          2,531            --
                                                    -----------      -------        ----------     ----------     ---------

Balances at September 27, 1998..................             --            1            12,715        (46,771)           --
    Net loss for 52 weeks ended
       September 26, 1999.......................             --           --                --         (9,032)           --
                                                    -----------      -------        ----------     ----------     ---------

Balances at September 26, 1999..................    $        --      $     1         $  12,715      $ (55,803)     $     --
                                                    ===========      =======         =========      =========      ========


          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 26, 1999


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

      Description of Business

      Stater Bros. Holdings Inc. (the "Company") is engaged primarily in the operation of retail supermarkets. As of September 26, 1999, the Company operated 155 retail food supermarkets under the name "Stater Bros." The Company's supermarkets are located in Southern California - San Bernardino, Riverside, Los Angeles, Orange, Kern and San Diego counties. The Company and its predecessor companies have operated retail grocery stores under the "Stater Bros. Markets" name in the Inland Empire of Southern California since 1936.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stater Bros. Markets ("Markets") and Stater Bros. Development, Inc. All significant inter-company transactions have been eliminated in consolidation.

      Fiscal Year

      The Company's fiscal year ends on the last Sunday in September. The fiscal years ended September 28, 1997, September 27, 1998 and September 26, 1999 were 52-week years.

      Cash and Cash Equivalents

      Cash and cash equivalents are reflected at cost, which approximates their fair value, and consist primarily of overnight repurchase agreements, certificates of deposit and money market funds with maturities of less than three months when purchased.

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market.

      Receivables

      Receivables represent amounts expected to be received during the next operating cycle of the Company. The carrying amount reported in the balance sheet for receivables approximates their fair value.

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

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)


NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTD.)

      Recent Accounting Pronouncements

      During the Company's fiscal 1999, the Financial Accounting Standards Board issued or required the adoption of Statement of Financial Accounting Standards ("SFAS") No. 132, No. 133, No. 134, No. 135, No. 136 and No. 137. Adoption of
SFAS No. 132, No. 133, No. 134, No. 135, No. 136 and No. 137 were either not applicable to the Company or were adopted by the Company in its fiscal 1999 and did not have a material effect on the Company's financial position or its results of operations in fiscal 1999.

      Property and Equipment

      Property and equipment are stated at cost and are depreciated or amortized, principally on the straight-line method over the estimated useful lives of the assets, and for capitalized leases over the initial lease term or the estimated economic life of the asset.

      The average economic lives are as follows:

                                                                Range             Most Prevalent
                                                             ------------         --------------
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

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 2 - DEBT

     Long-term debt consisted of the following:

                                               Sept.28,      Sept.27,      Sept.26,
                                                 1997          1998          1999
                                               --------      --------      --------
                                                          (In thousands)
11% Senior Notes due 2001 ..................   $165,000      $165,000      $  5,048

9% Senior Subordinated Notes due 2004 ......    100,000       100,000            --

10.75% Senior Notes due 2006 ...............         --            --       450,000
                                               --------      --------      --------
Total long-term debt .......................   $265,000      $265,000      $455,048
                                               ========      ========      ========

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)


NOTE 2 - DEBT (CONTD.)

     As of September 26, 1999, principal payments amounting to $5.0 million are due in 2001. Interest on the 11% Senior Notes due 2001 is payable semi-annually on September 1 and March 1. Interest on the 10.75% Senior Notes due 2006 is payable semi-annually on February 15 and August 15. Principal on the 10.75% Senior Notes is due in the year 2006.

     Interest capitalized during fiscal years 1997, 1998 and 1999 amounted to $251,000, $224,000 and $64,000, respectively. Interest expense incurred, before the effect of capitalized interest, during 1997, 1998 and 1999 amounted to $21,814,000, $30,430,000 and $33,694,000, respectively.

     The Company did not have short-term borrowings outstanding at September 28, 1997, September 27, 1998 and September 26, 1999. The Company did not incur any short-term borrowings during fiscal years 1997, 1998 and 1999.

     The Company is subject to certain covenants associated with its 11% Senior Notes due 2001 and with its 10.75% Senior Notes due 2006. As of September 26, 1999, the Company was in compliance with all such covenants.


NOTE 3 - UNCONSOLIDATED AFFILIATE

     The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. ("Santee"), it operated a fluid milk processing plant located in Los Angeles, California, and as of May 1, 1998, Santee moved its operations to a newly constructed fluid milk processing plant in City of Industry. The Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized losses of $2,313,000, $2,941,000, and income of $1,130,000 for fiscal years 1997, 1998 and 1999, respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:

                                                       52 Weeks
                                   ------------------------------------------------
                                   Sept. 27, 1997   Sept. 26, 1998   Sept. 25, 1999
                                   --------------   --------------   --------------
                                                      (In thousands)
Current assets                        $  41,657        $  19,690        $ 15,557

Non-current assets                       86,371          111,236         106,284

Current liabilities                      24,548           31,178          24,861

Non-current liabilities                  83,028           82,807          77,782

Shareholder's equity                     20,452           16,941          19,198


Sales                                   175,937          166,314         168,638

Gross profit                             12,592            3,509          19,730

Net income (loss)                     $  (6,156)       $  (5,711)       $  2,257

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)


NOTE 3 - UNCONSOLIDATED AFFILIATE (CONTD.)

     The Company accepted and paid an incremental price in costs of product purchased from Santee of approximately $4.3 million for product delivered by Santee to the Company during the last eighteen weeks of fiscal 1998 and $9.4 million in fiscal 1999. The incremental price in cost of product is included in cost of goods sold of the Company for the fiscal years ended September 27, 1998 and September 26, 1999. The incremental price in the cost of product purchased from Santee by the Company was discontinued in October 1999, however, no assurances can be provided that the incremental prices will remain discontinued.


NOTE 4 - BANK FACILITIES

     Stater Bros.' principal operating subsidiary, Stater Bros. Markets, signed a new credit facility with Bank of America N.A. on August 6, 1999. The new credit facility provides for (i) a $50.0 million three-year revolving loan facility and (ii) a $25.0 million three-year letter of credit facility. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support the purchase of inventory, obligations incurred in connection with the construction of stores, and workmen's compensation insurance obligations. The availability of the loans and letters of credit are subject to certain sub-limits and other borrowing restrictions.

     Indebtedness of Stater Bros. Markets under the new credit facility is guaranteed by Stater Bros. Development, Inc., a subsidiary of Stater Bros., and any subsidiaries that Stater Bros. Markets or Stater Bros. Development, Inc. acquires or forms after the date of the new credit facility.

     Loans under the new credit facility bear interest at a rate based upon either (i) the "Base Rate" (defined as the higher of (a) the rate of interest publicly announced by Bank of America as its "reference rate" and (b) the federal funds effective rate from time to time plus 0.50%), plus 1.00%, or (ii) the "Offshore Rate" (defined as the rate (adjusted for statutory reserve requirements for eurocurrency liabilities) at which eurodollar deposits for one, two, three or six months (as selected by Stater Bros. Markets) are offered to Bank of America in the inter-bank eurodollar market), plus 2.25%.

     The revolving loan facility will cease to be available and will be payable in full on August 6, 2002. Letters of credit under the new credit facility can be issued until August 6, 2002, and all letters of credit must expire not later than August 6, 2003. The loans under the revolving loan facility must be repaid for a period of ten consecutive days semi-annually.

     Loans under the revolving loan facility may be repaid and re-borrowed. The loans under the revolving loan facility may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the offshore rate. The commitments under the new credit facility may be reduced by Stater Bros. Markets. Stater Bros. Markets will be required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. For purposes of that fee, commercial letters of credit will not constitute outstanding standby letters of credit issued under the letter of credit facility equal to 1.25% per annum on the face amount of such letters of credit, and will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letter of credit issued under the letter of credit facility.

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)


NOTE 4 - BANK FACILITIES (CONTD.)

Availability of the loans and letters of credit under the new credit facility is subject to a monthly borrowing base test based on inventory. The new credit facility requires Stater Bros. Markets to meet certain financial tests, including minimum net worth and minimum EBITDA tests. The new credit facility contains covenants which, among other things, will limit indebtedness, liens, guarantee obligations, mergers, consolidations, liquidations and dissolutions, asset sales, leases, investments, loans and advances, transactions with affiliates, sale and leasebacks, other matters customarily restricted in such agreements and modifications to the holding company status of Stater Bros.

The new credit facility also contains covenants that apply to Stater Bros. Holdings Inc., and Stater Bros. Holdings Inc. is a party to the new credit facility for purposes of these covenants. These covenants, among other things, limit dividends and other payments in respect of Stater Bros. Holdings Inc.'s capital stock, prepayments and redemptions of the exchange notes and other debt, and limit indebtedness, investments, loans and advances by Stater Bros. Holdings Inc. The new credit facility requires Stater Bros. Holdings Inc. and Stater Bros. Markets to comply with certain covenants intended to ensure that their legal identities remain separate.

The new credit facility contains customary events of default, including payment defaults; material inaccuracies in representations and warranties; covenant defaults; cross-defaults to certain other indebtedness; certain bankruptcy events; certain ERISA events; judgment; defaults; invalidity of any guaranty; failure of Jack H. Brown to be Chairman of the Board and Chief Executive Officer of Stater Bros. Markets; and change of control.

As of September 26, 1999, for purposes of the credit facility with Bank of America, Stater Bros. Markets was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $107.0 million. The minimum EBITDA (as defined) covenant measurement period begins in the quarter ending March 26, 2000, and requires an annualized minimum EBITDA of $75.0 million.

As of September 26, 1999, for the purposes of the credit facility with Bank of America, Stater Bros. Holdings Inc. was in compliance with all restrictive covenants.

The Company is also subject to certain covenants associated with its 11% Senior Notes due 2001 and its 10.75% Senior Notes due 2006. As of September 26, 1999, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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

     A portion of the Company's lease obligations are guaranteed by Petrolane Incorporated ("Petrolane") or its successor (see Note 6). The leases guaranteed by Petrolane had initial terms of 20 years and expire in the year 2003. Lease payments for the properties subject to the Petrolane guarantees are approximately $10.0 million per year. Under the terms of the agreement related to the Company's acquisition of Stater Bros. Markets from Petrolane in 1983, as amended in 1985, Stater Bros. Markets is required to make annual deposits into a lease guarantee escrow account. The amount of each annual deposit is to be based on (a) a percentage of sales of 20 supermarkets, as specified in the agreement, to the extent they exceed a defined base; and (b) a percentage of rents adjusted for increases in the Consumer Price Index for certain rental property, including the Company's office and warehouse complex. The Company deposited $1,064,000, $1,113,000 and $1,176,000 into the lease guarantee escrow account during fiscal years 1997, 1998 and 1999, respectively.

     Upon termination of the leases, or the termination of the Petrolane lease guarantees, all amounts deposited into the lease guarantee escrow account, plus interest thereon, less any amounts disbursed, will be returned to the Company. At September 26, 1999, the lease guarantee escrow account had a cumulative balance of $11,280,000, compared to $9,629,000 and $8,069,000 as of September 27, 1998 and September 28, 1997, respectively.

     Petrolane, or its successor, has the right to cause the escrow holder to disburse funds from the amounts held in the lease guarantee escrow account for any amounts which Petrolane or its successor may be required to pay as guarantor of the lease obligations of Stater Bros. Markets.

     Following is a summary of future minimum lease payments as of September 26, 1999:

                                                                        Operating
                                                                         Leases
                                                         Capital         Minimum
Fiscal Year                                              Leases          Payment
-----------                                              -------        ---------
                                                             (In thousands)
2000 ............................................        $ 4,638        $ 25,734
2001 ............................................          4,341          24,186
2002 ............................................          3,574          23,639
2003 ............................................          3,090          21,593
2004 ............................................          2,787          11,343
Thereafter ......................................         17,778         105,073
                                                         -------        --------
Total minimum lease payments ....................         36,208        $211,568
                                                                        ========
Less amounts representing interest ..............         18,639
                                                         -------
Present value of minimum lease payments .........         17,569
Less current portion ............................          1,944
                                                         -------
Long-term portion ...............................        $15,625
                                                         =======

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)


NOTE 5 - LEASES (CONTD.)

     Rental expense and sublease income were as follows:

                                Sept. 28, 1997   Sept. 27, 1998     Sept. 26, 1999
                                --------------   --------------     --------------
                                                  (In thousands)
Minimum rentals ................  $20,710            $20,194            $22,088
Rentals based on sales .........  $ 5,101            $ 4,727            $ 4,739
Sublease income ................  $ 1,121            $ 1,267            $ 1,210


     Aggregate sublease income to be received subsequent to September 26, 1999 is approximately $4,204,000.


NOTE 6 - PREFERRED STOCK

     Stater Bros. Markets has issued and outstanding 10 shares of its $11.00 Cumulative Redeemable Preferred Stock due in 2003 for $1,000 plus accrued and unpaid dividends. Dividends are accrued at the rate of $11.00 per share per annum. The preferred stock was issued in conjunction with a guarantee of Stater Bros. Markets lease obligations by Petrolane Incorporated or its successors (see
Note 5). For as long as shares of the $11.00 Cumulative Redeemable Preferred Stock remain outstanding, Stater Bros. Markets is subject to certain covenants. The most restrictive covenant limits the amount of dividends that may be paid to amounts that may be legally paid under applicable state laws. At September 26, 1999, accumulated earnings available for dividend distributions were approximately $385.5 million. In the event of non-compliance by Stater Bros. Markets, the holders of the Stater Bros. Markets preferred stock may elect the Board of Directors of Stater Bros. Markets. At September 26, 1999, Stater Bros. Markets was in compliance with these covenants.

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

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)


NOTE 7 - INCOME TAXES

     The provision for income taxes consisted of the following:

                                                   Sept. 28, 1997     Sept. 27, 1998     Sept. 26, 1999
                                                   --------------     --------------     --------------
                                                                      (In thousands)
Current
  Federal ........................................    $ 4,771             $ 1,921             $3,914
  State ..........................................      1,756                 795                496
                                                      -------             -------             ------
                                                        6,527               2,716              4,410
                                                      -------             -------             ------
Deferred
  Federal ........................................      2,480                (813)               839
  State ..........................................        352                (444)               123
                                                      -------             -------             ------
                                                        2,832              (1,257)               962
                                                      -------             -------             ------
Income tax expense ...............................    $ 9,359             $ 1,459             $5,372
                                                      =======             =======             ======


     The current portion of Federal and State income taxes for fiscal year ended September 26, 1999 is exclusive of the tax benefits associated with the extraordinary loss from the early extinguishment of debt. Such Federal and State tax benefits in 1999 amounted to $9.9 million and $1.3 million, respectively.

     A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

                                                   Sept. 28, 1997     Sept. 27, 1998     Sept. 26, 1999
                                                   --------------     --------------     --------------
Statutory federal income tax rate ..............         35.0%            34.0%             35.0%
State franchise tax rate, net of
    federal income tax benefit .................          6.0              6.1               3.0
Tax credits ....................................           --             (2.7)              0.5
Other ..........................................           --             (0.9)              0.9
                                                         ----             ----              ----
                                                         41.0%            36.5%             39.4%
                                                         ====             ====              ====


     Components of deferred income taxes are as follows:

                                                   Sept. 28, 1997     Sept. 27, 1998     Sept. 26, 1999
                                                   --------------     --------------     --------------
                                                                      (In thousands)
Deferred income tax assets:
Property and equipment .........................     $    228             $     --             $     --
Self-insurance reserves ........................        3,768                3,712                4,086
Pension and vacation liabilities ...............        2,740                1,812                2,495
Inventories ....................................        1,469                1,341                1,495
Investment in unconsolidated affiliate .........          943                1,917                1,677
Income deferred for book purposes ..............        1,187                1,695                2,094
                                                     --------             --------             --------
    Total deferred income tax assets ...........       10,335               10,477               11,847

Deferred income tax liabilities:
Property and equipment .........................           --                 (347)              (1,610)
Other assets ...................................           --                 (950)              (1,561)
Other, net .....................................       (2,658)              (2,143)                (856)
                                                     --------             --------             --------
    Total deferred income tax liabilities ......       (2,658)              (3,440)              (5,720)
                                                     --------             --------             --------
Net deferred income tax assets .................     $  7,677             $  7,037             $  7,820
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


NOTE 8 - RELATED PARTY TRANSACTIONS

     Consulting Agreements and Covenant Not to Compete

     Since January 1, 1989, the Company has entered into various consulting agreements with its stockholders, La Cadena Investments ("La Cadena") and Craig, that required them to provide consultation and advice to the Company in connection with general business, financial, management consulting, real estate acquisition and development, and product diversification matters. These consulting agreements with its stockholders terminated on September 26, 1993. In March 1994, the Company entered into a new five-year Consulting Agreement with Craig, whereby the Company paid Craig $1.5 million per year and Craig provided the Company with consultation and advise in connection with general business issues, financial management consulting, real estate acquisition and development and product diversification matters. Consulting fees expense amounted to $1.5 million in 1997. The agreement to make annual consulting payments to Craig was terminated, at the election of the Company, in August 1997. Additionally, on March 8, 1994, the Company paid Craig $5.0 million which was amortized to earnings over the five-year term of the covenant not to compete included in the Consulting Agreement.


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

     Net periodic pension cost included the following components:

                                                  Sept. 28, 1997     Sept. 27, 1998     Sept. 26, 1999
                                                  --------------     --------------     --------------
                                                                    (In thousands)
Service cost - benefits earned during
  the period ................................      $   826              $   902              $ 1,081
Interest cost on projected benefit
  obligation ................................        1,109                1,241                1,657
Actual return on assets .....................         (761)              (1,033)              (1,134)
Net amortization and deferral ...............           78                  187                   27
                                                   -------              -------              -------
Net periodic pension cost ...................      $ 1,252              $ 1,297              $ 1,921
                                                   =======              =======              =======

Assumptions used for accounting were:
Discount rate ...............................         7.50%                7.50%                6.75%
Rate of increase in compensation levels .....         5.00%                5.00%                5.00%
Expected long-term rate of return on
  assets ....................................         9.00%                9.00%                9.00%

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)


NOTE 9 - RETIREMENT PLANS (CONTD.)

     Pension Plan (contd.)

     The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at:

                                                         Sept. 28, 1997     Sept. 27, 1998     Sept. 26, 1999
                                                         --------------     --------------     --------------
                                                                             (In thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation ...........................    $ 11,794             $ 15,376             $ 14,112
                                                           ========             ========             ========
  Accumulated benefit obligation ......................    $ 12,160             $ 15,850             $ 14,655
                                                           ========             ========             ========
Projected benefit obligation ..........................    $(16,639)            $(21,636)            $(22,064)
Plan assets at fair value,
  primarily notes and bonds ...........................      10,442               11,951               13,129
                                                           --------             --------             --------
Projected benefit obligation in
  excess of plan assets ...............................      (6,197)              (9,685)              (8,935)
Unrecognized net loss .................................       3,597                6,774                5,504
Unrecognized prior service cost .......................         (66)                 (61)                 (56)
Unrecognized net obligations established
  October 1, 1987 .....................................         189                  162                  135
                                                           --------             --------             --------
Pension (liability) recognized in the
   balance sheet ......................................    $ (2,477)            $ (2,810)            $ (3,352)
                                                           ========             ========             ========


     Expenses recognized for this retirement plan were $1,392,000, $1,499,000 and $2,166,000 in 1997, 1998 and 1999, respectively.

     Profit Sharing Plan

     The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $396,000, $420,000 and $419,000 in 1997, 1998 and 1999,
respectively.

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

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)


NOTE 9 - RETIREMENT PLANS (CONTD.)

     Multi-Employer Plans (contd.)

     The Company's expense for these retirement plans and health and welfare plans consisted of the following:

                                                     Sept. 28, 1997     Sept. 27, 1998     Sept. 26, 1999
                                                     --------------     --------------     --------------
                                                                         (In thousands)
Multi-Employer Pension Plans......................      $     8,677        $    12,420         $    5,886
Multi-Employer Health and Welfare.................           36,771             36,930             38,364
                                                        -----------        -----------         ----------
Total Multi-Employer Benefits.....................      $    45,448        $    49,350         $   44,250
                                                        ===========        ===========         ==========


     The Company's employer contributions fluctuate as a result of periodic resumptions and suspensions of employer contributions to collective bargaining trusts.


NOTE 10 - LABOR RELATIONS

     The Company and other major supermarket employers in Southern California negotiated a four-year contract, beginning October 1999, with the United Food and Commercial Workers Union. The Company's collective bargaining agreement with the International Brotherhood of Teamsters was renewed in 1998 and expires in September 2002. Management believes it has good relations with its employees.


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

     Long-Term Debt

     The fair value of the 11% Notes and the 10.75% Notes, is based on quoted market prices. Although market quotes for the fair value of the Company's capitalized lease obligations are not readily available, the Company believes the stated value approximates fair value.

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)


NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTD.)

     The estimated fair values of the Company's financial instruments are as follows:

                                                                                As of
                                                                         September 26, 1999
                                                                     --------------------------
                                                                           (In thousands)
                                                                     Carrying           Fair
                                                                      Amount            Value
                                                                     --------         ---------
Cash and cash equivalents................................            $ 93,352         $ 93,352
Receivables..............................................            $ 28,296         $ 28,296
Long-term debt...........................................            $455,048         $464,098
Capitalized lease obligations............................            $ 17,565         $ 17,565


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

     On May 2, 1993, the Company was named as a defendant along with all of the other major supermarket chains located in the Los Angeles County area in a class action complaint filed in the California Superior Court in Los Angeles, California, alleging among other things that the milk pricing policies of each of the defendants violate certain antitrust laws and regulations under California law. In this class action lawsuit, Barela et al. v. Ralphs Grocery Co. et al., plaintiffs sought unspecified damages. The Company has entered into a settlement agreement of this case which did not involve payment of monetary damages and such settlement did not have an adverse material effect on the Company.

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

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)


NOTE 13 - ACQUISITION

     On May 7, 1999, the Company entered into an agreement with Albertson's to acquire 43 supermarkets and one future store site. The stores were formerly operated by Albertson's or Lucky Stores and were divested in connection with the merger of Albertson's and American Stores Company, the parent of Lucky Stores. The supermarkets were acquired sequentially beginning August 9, 1999, with 8 supermarkets acquired during the week ended August 15, 1999, 15 supermarkets were acquired during the week ended August 22, 1999, an additional 15 supermarkets were acquired during the week ended August 29, 1999 and the remaining 5 supermarkets were acquired by September 1, 1999. The purchase price for the property, plant, equipment and inventories of 43 supermarkets and one future store site was approximately $134.0 million plus capital lease obligations assumed of $13.3 million and approximately $2.2 million of capitalized costs related to the transfer of ownership of the supermarkets. The acquisition was accounted for using the purchase method of accounting and the results of operations of the 43 supermarkets are included in the Company's fiscal 1999 consolidated results of operations from the acquisition date of each supermarket.

     The following table provides unaudited pro forma financial data for the Company reflecting the completion of the Acquisition as if it occurred September 29, 1997. These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been or will be in the future. Pro forma results of operations for the year exclude a non-recurring extraordinary loss of approximately $17.3 million ($28.5 million less tax effect of $11.2 million) related to the early extinguishment of debt.

                                                                     Fiscal Year
                                                    1998                                        1999
                                                ------------                                -------------
                                                        (In thousands, except per share amounts)
Sales                                           $  2,395,353                                $   2,433,182

Net income (loss) before
      extraordinary loss                        $     (2,775)                               $      13,628

Earnings (loss) per common share                $     (55.50)                                $     272.56


NOTE 14 - EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

     In connection with the Acquisition of the 43 supermarkets and one future store site in August 1999, the Company issued $450.0 million of 10.75% Senior Notes due 2006 under Rule 144A of the Securities Act of 1933. A portion of the proceeds from the issuance were used to retire all of the 9% Senior Subordinated Notes due 2004 and retire substantially all of the 11% Senior Notes due 2001. The Company incurred an extraordinary loss of $17.3 million ($28.5 million less tax effect of $11.2 million) associated with the early extinguishment of such debt in fiscal 1999.

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)


NOTE 15 - QUARTERLY RESULTS (UNAUDITED)

     Quarterly results for fiscal 1997, 1998 and 1999 are as follows:
                                    (In thousands)

                                                                                                   Net Income (Loss)
                                               Gross      Operating        Net         Preferred     Available to
                                 Sales         Profit       Profit     Income (Loss)   Dividends     Shareholders
                              ----------    ---------      -------     -------------   ---------   -----------------
Fiscal 1997 Quarters
13 weeks ended 12/29/96...... $  433,400    $ 100,826      $12,080      $  4,195       $ 1,816         $ 2,379
13 weeks ended 03/30/97......    431,422       97,695       11,978         4,354         1,816           2,538
13 weeks ended 06/29/97......    427,445       96,714       11,511         4,078         1,816           2,262
13 weeks ended 09/28/97......    425,657       96,279        8,023           840           718             122
                              ----------    ---------      -------      --------       -------         -------
                              $1,717,924    $ 391,514      $43,592      $ 13,467       $ 6,166         $ 7,301
                              ==========    =========      =======      ========       =======         =======
Fiscal 1998 Quarters
13 weeks ended 12/28/97...... $  430,918    $  98,296      $10,110      $  1,373       $     -         $ 1,373
13 weeks ended 03/29/98......    422,829      100,467       10,090         1,225             -           1,225
13 weeks ended 06/28/98......    431,301       99,113        5,115        (1,185)            -          (1,185)
13 weeks ended 09/27/98......    441,059      104,709        8,761         1,118             -           1,118
                              ----------    ---------      -------      --------       -------         -------
                              $1,726,107    $ 402,585      $34,076      $  2,531       $     -         $ 2,531
                              ==========    =========      =======      ========       =======         =======
Fiscal 1999 Quarters
13 weeks ended 12/27/98...... $  441,422    $ 102,401      $ 9,827      $  2,287       $     -         $ 2,287
13 weeks ended 03/28/99......    441,802      104,811       13,085         3,736             -           3,736
13 weeks ended 06/27/99......    441,134      105,604       12,184         3,211             -           3,211
13 weeks ended 09/26/99......    505,837      129,760        8,104 (1)   (18,266) (2)        -         (18,266)
                              ----------    ---------      -------      --------       -------         -------
                              $1,830,195    $ 442,576      $43,200      $ (9,032)      $     -         $(9,032)
                              ==========    =========      =======      ========       =======         =======

----------
(1) Reflects a one-time acquisition integration expense of $5,590 ($3,390 net of tax) in connection with the acquisition of supermarkets

(2) Reflects a one-time extraordinary loss of $28,544 ($17,311 net of tax) in connection with the early extinguishment of debt.

                           STATER BROS. HOLDINGS INC.
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 1999
                                    FORM 10-K

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

       DECEMBER 20, 1999                STATER BROS. HOLDINGS INC.
-----------------------------
             DATE

                                        BY: /s/ JACK H. BROWN
                                            ------------------------------------
                                                JACK H. BROWN
                                            CHAIRMAN OF THE BOARD,
                                            PRESIDENT AND CHIEF
                                            EXECUTIVE OFFICER


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

               SIGNATURE                                  TITLE                                      DATE
               ---------                                  -----                                      ----


    /s/     JACK H. BROWN                      CHAIRMAN OF THE BOARD, PRESIDENT               DECEMBER 20, 1999
--------------------------------------         AND CHIEF EXECUTIVE OFFICER
            JACK H. BROWN                      AND DIRECTOR (PRINCIPAL
                                               EXECUTIVE OFFICER)


    /s/     THOMAS W. FIELD, JR.               VICE CHAIRMAN OF THE BOARD                     DECEMBER 20, 1999
--------------------------------------         AND DIRECTOR
            THOMAS W. FIELD, JR.


    /s/     BRUCE D. VARNER                    SECRETARY AND DIRECTOR                         DECEMBER 20, 1999
--------------------------------------
            BRUCE D. VARNER

    /s/     DENNIS N. BEAL                     SENIOR VICE PRESIDENT - FINANCE                DECEMBER 20, 1999
--------------------------------------         AND CHIEF FINANCIAL OFFICER
            DENNIS N. BEAL                     (PRINCIPAL ACCOUNTING OFFICER)