Form 10-Q
period 1999-12-26
STATER BROS HOLDINGS INC
filed 2000-02-09
CIK 882829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended December 26, 1999

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

                    As of January 28, 2000, there were issued and outstanding 50,000 shares of the registrant's
                    Class A Common Stock.

                           STATER BROS. HOLDINGS INC.
                                DECEMBER 26, 1999


                                      INDEX


PART I         FINANCIAL INFORMATION (UNAUDITED)                                        PAGE
------         ---------------------------------                                        ----
ITEM 1.        FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 26, 1999
                 AND DECEMBER 26, 1999                                                    3

               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13 WEEKS ENDED
                 DECEMBER 27, 1998 AND DECEMBER 26, 1999                                  5

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE 13 WEEKS ENDED
                 DECEMBER 27, 1998 AND DECEMBER 26, 1999                                  6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                     7

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                      9

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                  15


PART II        OTHER INFORMATION
-------        -----------------


ITEM 1.        LEGAL PROCEEDINGS                                                          16

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS                                  16

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                                            16

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        16

ITEM 5.        OTHER INFORMATION                                                          16

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                           16


SIGNATURES                                                                                17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           STATER BROS. HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                           SEPT. 26,         DEC. 26,
                                                             1999              1999
                                                           --------          --------
Current Assets
   Cash and cash equivalents ....................          $ 93,352          $ 66,248
   Receivables ..................................            34,238            39,129
   Inventories ..................................           155,361           172,235
   Prepaid expenses .............................             5,926             9,469
   Deferred income taxes ........................             3,523             3,523
   Properties held for sale .....................             3,886             3,881
                                                           --------          --------

Total current assets ............................           296,286           294,485

Investment in unconsolidated affiliate ..........             9,599             9,738


Property and equipment
   Land .........................................            44,941            45,520
   Buildings and improvements ...................           160,406           163,518
   Store fixtures and equipment .................           150,027           160,022
   Property subject to capital leases ...........            25,261            25,261
                                                           --------          --------
                                                            380,635           394,321


   Less accumulated depreciation and amortization           120,906           126,883
                                                           --------          --------
                                                            259,729           267,438


Deferred income taxes ...........................             4,297             4,297
Deferred debt issuance costs, net ...............            16,774            16,675
Lease guarantee escrow ..........................            11,280            11,489
Other assets ....................................             5,952             6,163
                                                           --------          --------


Total assets.....................................          $603,917          $610,285
                                                           ========          ========

     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                      (In thousands, except share amounts)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                SEPT. 26,            DEC. 26,
                                                                   1999                1999
                                                                ---------           ---------
Current Liabilities
   Accounts payable ..................................          $  97,169           $  89,974
   Accrued payroll and related expenses ..............             35,757              32,974
   Other accrued liabilities .........................             30,501              45,526
   Current portion of capital lease obligations ......              1,944               1,943
                                                                ---------           ---------

Total current liabilities ............................            165,371             170,417

Long-term debt, less current portion .................            455,048             455,048
Capital lease obligations, less current portion ......             15,625              15,149
Long-term portion of self-insurance and other reserves              7,450               7,450
Other long-term liabilities ..........................              3,510               3,456
                                                                ---------           ---------

Total liabilities ....................................            647,004             651,520

Stockholders' equity (deficit)
Class A Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares - 50,000 .........                  1                   1
   Additional paid-in capital ........................             12,715              12,715
   Retained earnings (deficit) .......................            (55,803)            (53,951)
                                                                ---------           ---------

Total stockholders' equity (deficit) .................            (43,087)            (41,235)
                                                                ---------           ---------

Total liabilities and stockholders' equity (deficit) .          $ 603,917           $ 610,285
                                                                =========           =========

     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)


                                                                 13 Weeks Ended
                                                          -----------------------------
                                                           DEC. 27,            DEC. 26,
                                                             1998                1999
                                                          ---------           ---------
Sales ..........................................          $ 441,422           $ 597,168
Cost of goods sold .............................            339,021             441,346
                                                          ---------           ---------
Gross profit ...................................            102,401             155,822

Operating expenses:
   Selling, general and administrative expenses              88,671             133,563
   Depreciation and amortization ...............              3,903               6,014
   Acquisition integration expenses ............                  -                 668
                                                          ---------           ---------
Total operating expenses .......................             92,574             140,245
                                                          ---------           ---------

Operating profit ...............................              9,827              15,577

Interest income ................................                775                 995
Interest expense ...............................             (7,531)            (13,571)
Equity in earnings from unconsolidated affiliate                798                 139
Other income (loss) - net ......................                (58)                 (1)
                                                          ---------           ---------

Income before income taxes .....................              3,811               3,139
Income taxes ...................................              1,524               1,287
                                                          ---------           ---------

Net income .....................................          $   2,287           $   1,852
                                                          =========           =========

Earnings per share .............................          $   45.74           $   37.04
                                                          =========           =========

Average common shares outstanding ..............             50,000              50,000
                                                          =========           =========

Shares outstanding at end of period ............             50,000              50,000
                                                          =========           =========

     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                            13 Weeks Ended
                                                                      ---------------------------
                                                                      DEC. 27,           DEC. 26,
                                                                        1998               1999
                                                                      --------           --------
OPERATING ACTIVITIES:
Net income .................................................          $  2,287           $  1,852
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization ...........................             3,903              6,014
   Provision for deferred income taxes .....................                (1)                 -
   Loss on disposals of assets .............................                58                  2
   Net undistributed (gain) in investment
     in unconsolidated affiliate ...........................              (798)              (139)
   Changes in operating assets and liabilities:
    (Increase) decrease in receivables .....................            (1,680)            (4,891)
    (Increase) decrease in inventories .....................            (1,675)           (16,874)
    (Increase) decrease in prepaid expenses ................            (1,307)            (3,549)
    (Increase) decrease in other assets ....................              (841)              (321)
    Increase (decrease) in accounts payable ................             4,820             (7,195)
    Increase (decrease) in accrued liabilities and long-term
     portion of self-insurance reserves ....................             9,512             12,188
                                                                      --------           --------

Net cash provided by (used in) operating activities ........            14,278            (12,913)
                                                                      --------           --------

INVESTING ACTIVITIES:
Purchase of property and equipment .........................            (7,811)           (13,714)
Proceeds from sale of property and equipment and properties
 held for sale .............................................               711                  -
                                                                      --------           --------

Net cash (used in) investing activities ....................            (7,100)           (13,714)
                                                                      --------           --------

FINANCING ACTIVITIES:
Principal payments on capital lease obligations ............              (317)              (477)
                                                                      --------           --------

Net cash (used in) financing activities ....................              (317)              (477)
                                                                      --------           --------

Net increase (decrease) in cash and cash equivalents .......             6,861            (27,104)
Cash and cash equivalents at beginning of period ...........            57,281             93,352
                                                                      --------           --------

Cash and cash equivalents at end of period .................          $ 64,142           $ 66,248
                                                                      ========           ========

Interest paid ..............................................          $    123           $    698
Income taxes paid ..........................................          $  1,675           $      -

     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                DECEMBER 26, 1999


NOTE 1 - BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of September 26, 1999 and December 26, 1999 and the results of its operations and cash flows for the thirteen weeks ended December 27, 1998 and December 26, 1999. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the thirteen weeks ended December 26, 1999 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INCOME TAXES

        The provision for income taxes for the thirteen weeks ended December 27, 1998 and December 26, 1999 consists of the following:

                                         13 Weeks Ended
                                   -----------------------------
                                   Dec. 27, 1998   Dec. 26, 1999
                                   -------------   -------------
                                           (In thousands)
      Federal income taxes            $  1,296       $  1,009
      State income taxes                   228            278
                                      --------       --------
                                      $  1,524       $  1,287
                                      ========       ========

NOTE 3 - UNCONSOLIDATED AFFILIATE

        The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. ("Santee"), it operates a fluid milk processing plant located in City of Industry, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized income of $798,000 and $139,000 for the thirteen weeks ended December 27, 1998 and December 26, 1999, respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:

                                              13 Weeks Ended
                                        -----------------------------
                                        Dec. 27, 1998   Dec. 26, 1999
                                        -------------   -------------
                                                (In thousands)
      Current assets                    $    16,585     $   15,115
      Non-current assets                    109,870        105,067
      Current liabilities                    26,652         24,101
      Non-current liabilities                81,260         76,604
      Shareholder's equity                   18,543         19,477

      Sales                                  48,227         46,954
      Gross profit                            6,991          7,010
      Net income (loss)                 $     1,602     $      279

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                DECEMBER 26, 1999


NOTE 4 - COVENANT NOT TO COMPETE

        On March 8, 1994, the Company entered into a $5.0 million prepaid five year covenant not to compete which was included in a Consulting Agreement with Craig Corporation (previously, a shareholder of the Company) and was amortized to earnings over the five year term of the covenant not to compete. The covenant not to compete terminated in March 1999.

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

NOTE 7 - PRO FORMA SUMMARY FINANCIAL INFORMATION

        On May 7, 1999, the Company entered into an agreement with Albertson's to acquire 43 supermarkets and one future store site and the supermarkets were acquired in August 1999. The stores were formerly operated by Albertson's or Lucky Stores and were divested in connection with the merger of Albertson's and American Stores Company, the parent of Lucky Stores.

        The following table provides unaudited pro forma financial data for the Company reflecting the completion of the Acquisition as if it occurred September 28, 1998. These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been or will be in the future. Pro forma results of operations for the prior period exclude a non-recurring extraordinary loss of approximately $17.3 million ($28.5 million less tax effect of $11.2 million) related to the early extinguishment of debt.

                                                            13 Weeks Ended
                                                   --------------------------------
                                                   Dec. 27, 1998      Dec. 26, 1999
                                                   -------------      -------------
                                                (In thousands, except per share amounts)

                                                    (Pro forma)        (Unaudited)
Sales                                              $    604,814       $    597,168

Net income (loss) before
      extraordinary loss                           $       (597)      $      1,852

Earnings (loss) per common share                   $     (11.94)      $      37.04

                           STATER BROS. HOLDINGS INC.
                                DECEMBER 26, 1999


PART I - FINANCIAL INFORMATION (CONTD.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RECAPITALIZATION TRANSACTION
        In March 1994, the Company completed a Recapitalization Transaction (the "Recapitalization") which transferred effective voting control of the Company to La Cadena Investments ("La Cadena"), reclassified the Company's outstanding equity, provided for certain cash payments and distributions to Craig Corporation ("Craig"), previously a shareholder of the Company, and provided the Company with an option to acquire Craig's remaining equity in the Company. The Recapitalization was funded through an offering of $165.0 million of 11% Senior Notes due 2001 (the "11% Notes"). Substantially all of the 11% Notes ($160.0 million) were redeemed in August 1999.

        Effective March 8, 1996, pursuant to options available to the Company, the Company exercised its right to convert all of its outstanding shares of Common Stock (previously held by Craig) into 693,650 shares of its Series B Preferred Stock. The Series B Preferred Stock had a redemption value of approximately $69.4 million and paid dividends at the rate of 10.5% per annum. In August 1997, the Company redeemed all of the outstanding shares of its Series B Preferred Stock for $69.4 million plus accrued and unpaid dividends. The Series B Preferred Stock redemption was funded through an offering of $100 million of 9% Senior Subordinated Notes due 2004 (the "9% Notes"). The 9% Notes were redeemed in August 1999.

        OWNERSHIP OF THE COMPANY
        Effective August 1997, La Cadena became the sole shareholder of the Company and holds all of the shares of the Company's Class A Common Stock which are entitled to 1.1 votes per share. La Cadena Investments is a California General Partnership whose partners include Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company and two other members of senior management of the Company. Jack H. Brown has a majority interest in La Cadena and is the managing general partner with the power to vote the shares of the Company held by La Cadena.

        ACQUISITION
        Comparisons between the first quarter of fiscal 2000 and fiscal 1999 are difficult due to the acquisition of 43 supermarkets and one future site in August 1999, expenses incurred to integrate the acquired supermarkets into the Company's retail operating and distribution systems and the issuance of $450.0 million of 10.75% Notes and related redemptions, together with early redemption premiums, on all of the 9% Notes and substantially all the 11% Notes in August 1999. On May 7, 1999, the Company entered into an agreement with Albertson's to acquire 43 supermarkets and one future store site. The stores were formerly operated by Albertson's or Lucky Stores and were divested in connection with the merger of Albertson's and American Stores Company, the parent of Lucky Stores. The supermarkets were acquired sequentially beginning August 9, 1999, with 8 supermarkets acquired during the week ended August 15, 1999, 15 supermarkets were acquired during the week ended August 22, 1999, an

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        additional 15 supermarkets were acquired during the week ended August 29, 1999 and the remaining 5 supermarkets were acquired by September 1, 1999. The purchase price for the property, plant, equipment and inventories of 43 supermarkets and one future store site was approximately $134.0 million plus capital lease obligations assumed of $13.3 million and approximately $2.2 million of capitalized costs related to the transfer of ownership of the supermarkets. The acquisition was accounted for using the purchase method of accounting and the results of operations of the 43 supermarkets are included in the Company's consolidated results of operations from the acquisition date of each supermarket.

        RESULTS OF OPERATIONS
        The following table sets forth certain income statement components expressed as a percent of sales for the thirteen weeks ended December 27, 1998 and December 26, 1999.

                                                            13 Weeks Ended
                                                      -----------------------------
                                                      Dec. 27, 1998   Dec. 26, 1999
                                                      -------------   -------------
        Sales                                             100.00%         100.00%
        Gross profit                                       23.20           26.09
        Operating expenses:
          Selling, general and administrative
          expense                                          20.09           22.36
          Depreciation and amortization                      .89            1.01
          Acquisition integration expenses                     -             .11
        Operating profit                                    2.22            2.61
        Interest income                                      .18             .17
        Interest expense                                   (1.71)          (2.27)
        Equity in earnings from
          unconsolidated affiliate                           .18             .02
        Other income (loss) - (net)                         (.01)              -
        Income before income taxes                           .86%            .53%

        Total sales for the thirteen weeks ended December 26, 1999, the first quarter of fiscal 2000, increased 35.3% and amounted to $597.2 million compared to $441.4 million for the same period in the prior year. The increase in total sales in the first quarter of fiscal 2000 was due primarily to the acquisition of 43 supermarkets in August 1999, from Albertson's. The 43 acquired supermarkets were opened in less than two days after their respective acquisition dates as fully integrated Stater Bros. Markets. The Company acquired 8 supermarkets during the week ended August 15, 1999, 15 supermarkets during the week ended August 22, 1999, 15 supermarkets during the week ended August 29, 1999 and acquired the remaining 5 supermarkets during the week ended September 5, 1999. Results of operations of the 43 supermarkets have been included in the Company's consolidated results of operations from the acquisition date of each supermarkets. Like store sales increased 2.0% (before erosion of like store sales of 0.7% to newly acquired stores) for the thirteen week period ended December 26, 1999 and was due to favorable customer response to the Company's first quarter marketing plan, which emphasized the Company's high quality and expanded product selections in the produce and other perishable departments. The Company operated 155 and 112 supermarkets at December 26, 1999 and December 27, 1998, respectively.

        Gross profits for the thirteen weeks ended December 26, 1999, amounted to $155.8 million or 26.09% of sales compared to $102.4 million or 23.20% of sales in the same

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        period of the prior year. The increase in the first quarter of fiscal 2000 gross profits, as a percent of sales, was due to several factors including the introduction of higher gross margin products achieved through the Company's general merchandise expansion program and significant investments in perishable product display fixtures in the newly acquired supermarkets. Gross profits for the first quarter of fiscal 2000 included an incremental price increase in the cost of fluid dairy products purchased from Santee Dairies, Inc ("Santee") of approximately $48,000 compared to approximately $3.1 million for the first quarter of fiscal 1999. Santee terminated the incremental pricing charge to the Company on October 1, 1999.

        Operating expenses include selling, general and administrative expenses, depreciation and amortization, and acquisition integration expenses. For the thirteen weeks ended December 26, 1999, selling, general and administrative expenses amounted to $133.6 million or 22.36% of sales compared to $88.7 million or 20.09% of sales for the thirteen weeks ended December 27, 1998. The increase in selling, general and administrative expenses as a percentage of sales in the first quarter of fiscal 2000 included expenses incurred to operate the additional 43 supermarkets acquired in August 1999, from increased labor costs due to contractual wage and benefit increases, and from increased advertising expenses incurred to campaign the Company's Aggressive Everyday Low Price leadership strategy.

        Depreciation and amortization expenses amounted to $6.0 million for the thirteen weeks ended December 26, 1999 and amounted to $3.9 million for the like period of the prior year. Depreciation expense in fiscal 1999 included amortization of $250,000 from a five-year prepaid covenant not to compete, which terminated in March 1999. The increase in depreciation and amortization expense in fiscal 2000 was primarily due to the acquisition of the 43 supermarkets in August 1999.

        Acquisition integration expenses amounted to $668,000 for the thirteen weeks ended December 26, 1999 and were related to the acquisition of the 43 supermarkets. Acquisition integration expenses consist of salaries and wages and non-recurring advertising expenses incurred during the integration of the supermarkets and the grand openings of service meat departments in fourteen of the acquired supermarkets.

        Operating profit for the thirteen weeks ended December 26, 1999 amounted to $15.6 million or 2.61% of sales compared to $9.8 million or 2.22% of sales for the thirteen weeks ended December 27, 1998.

        Interest expense amounted to $13.6 million for the thirteen weeks ended December 26, 1999 compared to $7.5 million for the thirteen weeks ended December 27, 1998. The increase in interest expense was due to the issuance of $450.0 million of 10.75% Senior Notes due 2006 in August 1999 related to the acquisition of the 43 supermarkets and the redemption in August 1999 of all the 9% Notes and substantially all ($5.1 million remain outstanding) of the 11% Notes.

        The Company's equity in earnings from unconsolidated affiliate, amounted to $139,000 for the first quarter of fiscal 2000 compared $798,000 in the first quarter of the prior year. The decrease in earnings is primarily due to the termination of incremental prices paid by the two owners of Santee Dairies LLC (Hughes and Stater Bros. Markets) in the first quarter of fiscal 2000 compared to incremental prices paid by the owners in the first quarter of fiscal 1999 of approximately $4.6 million. The incremental prices paid to Santee by the owners terminated in October 1999. The incremental prices in the cost of products purchased from Santee by the Company is

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        included in the Company's cost of goods sold and amounted to approximately $48,000 in the first quarter of fiscal 2000 compared to approximately $3.1 million in the first quarter of fiscal 1999.

        Income before income taxes amounted to $3.1 million for the thirteen weeks ended December 26, 1999 compared to $3.8 million for the thirteen weeks ended December 27, 1998.

        Net income for the thirteen week first quarter ended December 26, 1999, amounted to $1.9 million compared to $2.3 million for the thirteen week first quarter of the prior year.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company's credit agreement became effective August 6, 1999 and expires in August 2002, and consists of a revolving loan facility for working capital of $50.0 million, which was available at December 26, 1999 and a letter of credit facility with a maximum availability of $25.0 million, of which $14.2 million was available at December 26, 1999. The letter of credit facility is maintained pursuant to the Company's workers' compensation and general liability self-insurance requirements.

        Working capital amounted to $124.1 million at December 26, 1999 and $130.9 million at September 26, 1999, and the Company's current ratios were 1.73:1, and 1.79:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

        The net cash used in operating activities in the thirteen weeks ended December 26, 1999 amounted to $12.9 million compared to net cash provided by operating activities of $14.3 million for the thirteen weeks ended December 27, 1998. Fluctuations in net cash provided by or used in operating activities are not unusual in the industry. Cash used in operating activities in fiscal 2000 of $12.9 million consisted of increases in inventories in both the warehouses and the supermarkets of $16.9 million and a decrease in accounts payable of $7.2 million, partially offset by increases in accrued liabilities, such as interest, utilities and rents, of approximately $12.2 million.

        Net cash used in investing activities for the thirteen weeks ended December 26, 1999, amounted to $13.7 million, compared to $7.1 million for the thirteen weeks ended December 27, 1998. The difference in net cash used in investing activities between the comparable periods is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions. Capital expenditures amounted to $13.7 million in the first quarter of fiscal 2000 compared to $7.8 million in the first quarter of fiscal 1999. During the first quarter of fiscal 2000, capital expenditures of $10.5 million were incurred to fund projects related to the acquisition of the 43 supermarkets and related warehouse expansions. Additional capital expenditures were used to acquire land for a store site, fund the remaining Year 2000 projects as well as to fund normal maintenance capital expenditures.

        Net cash used by financing activities amounted to $477,000 and $317,000 for the thirteen weeks ended December 26, 1999, and December 27, 1998, respectively, and consisted of payments on the Company's capitalized lease obligations.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        THE CREDIT FACILITIES

        Stater Bros.' principal operating subsidiary, Stater Bros. Markets, signed a new credit facility with Bank of America N.A. on August 6, 1999. The credit facility provides for (i) a $50.0 million three-year revolving loan facility and (ii) a $25.0 million three-year letter of credit facility. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support the purchase of inventory, obligations incurred in connection with the construction of stores, and workmen's compensation insurance obligations. The availability of the loans and letters of credit are subject to certain sub-limits and other borrowing restrictions.

        Indebtedness of Stater Bros. Markets under the credit facility is guaranteed by Stater Bros. Development, Inc., a subsidiary of the Company, and any subsidiaries that Stater Bros. Markets or Stater Bros. Development, Inc. acquires or forms after the date of the new credit facility.

        Loans under the credit facility bear interest at a rate based upon either (i) the "Base Rate" (defined as the higher of (a) the rate of interest publicly announced by Bank of America as its "reference rate" and (b) the federal funds effective rate from time to time plus 0.50%), plus 1.00%, or (ii) the "Offshore Rate" (defined as the rate (adjusted for statutory reserve requirements for eurocurrency liabilities) at which eurodollar deposits for one, two, three or six months (as selected by Stater Bros. Markets) are offered to Bank of America in the inter-bank eurodollar market), plus 2.25%. The loans under the revolving loan facility must be repaid for a period of ten consecutive days semi-annually.

        The credit facility requires Stater Bros. Markets to meet certain financial tests, including minimum net worth and minimum EBITDA tests. The credit facility contains covenants which, among other things, will limit indebtedness, liens, guarantee obligations, mergers, consolidations, liquidations and dissolutions, asset sales, leases, investments, loans and advances, transactions with affiliates, sale and leasebacks, other matters customarily restricted in such agreements and modifications to the holding company status of Stater Bros.

        The credit facility also contains covenants that apply to Stater Bros. Holdings Inc., and Stater Bros. Holdings Inc. is a party to the new credit facility for purposes of these covenants. These covenants, among other things, limit dividends and other payments in respect of Stater Bros. Holdings Inc.'s capital stock, prepayments and redemptions of the exchange notes and other debt, and limit indebtedness, investments, loans and advances by Stater Bros. Holdings Inc. The credit facility requires Stater Bros. Holdings Inc. and Stater Bros. Markets to comply with certain covenants intended to ensure that their legal identities remain separate.

        The credit facility contains customary events of default, including payment defaults; material inaccuracies in representations and warranties; covenant defaults; cross-defaults to certain other indebtedness; certain bankruptcy events; certain ERISA events; judgment; defaults; invalidity of any guaranty; failure of Jack H. Brown to be Chairman of the Board and Chief Executive Officer of Stater Bros. Markets; and change of control.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        As of December 26, 1999, for purposes of the credit facility with Bank of America, Stater Bros. Markets was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $113.7 million. The minimum EBITDA (as defined) covenant measurement period begins in the quarter ending March 26, 2000, and requires an annualized minimum EBITDA of $75.0 million.

        As of December 26, 1999, for the purposes of the credit facility with Bank of America, Stater Bros. Holdings Inc. was in compliance with all restrictive covenants.

        The Company is also subject to certain covenants associated with its 11% Senior Notes due 2001 and its 10.75% Senior Notes due 2006. As of December 26, 1999, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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

        YEAR 2000 COMPLIANCE

        The Company successfully achieved compliance with the Year 2000 requirements and Year 2000 related issues had no material adverse effect on the Company's results of operations, liquidity or financial condition. However, no assurance can be given that unforeseen problems may not occur in the future that may have material adverse effect on the Company's results of operations, liquidity or financial condition.

        The Company's costs required to achieve Year 2000 compliance such as replace or modify Information Systems, including scheduled replacements of in-store Point of Sale equipment, was approximately $8.5 million, of which $7.0 million was capitalized and $1.5 million was expensed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not Applicable.

                           STATER BROS. HOLDINGS INC.
                                DECEMBER 26, 1999

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

        For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Consolidated Financial Statements section of the Company's Form 10-K for the fiscal year ended September 26, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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



             Date:  February 4, 2000       /s/ Jack H. Brown
                                           ---------------------------------
                                           Jack H. Brown
                                           Chairman of the Board, President,
                                           and Chief Executive Officer



             Date:  February 4, 2000       /s/ Dennis N. Beal
                                           ----------------------------------
                                           Dennis N. Beal
                                           Senior Vice President, Finance and
                                           Chief Financial Officer
                                           (Chief Accounting Officer)