Form 10-Q
period 2000-03-26
STATER BROS HOLDINGS INC
filed 2000-05-10
CIK 882829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 26, 2000

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

         As of April 28, 2000, there were issued and outstanding 50,000 shares of the registrant's Class A Common Stock.


================================================================================

                           STATER BROS. HOLDINGS INC.
                                 MARCH 26, 2000


                                      INDEX


                                                                                                 PAGE
                                                                                                 ----
PART I         FINANCIAL INFORMATION (UNAUDITED)


ITEM 1.           FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 26, 1999
                     AND MARCH 26, 2000                                                             3

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 26 WEEKS ENDED
                     MARCH 28, 1999 AND MARCH 26, 2000                                              5

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13 WEEKS ENDED
                     MARCH 28, 1999 AND MARCH 26, 2000                                              6

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE 26 WEEKS ENDED
                     MARCH 28, 1999 AND MARCH 26, 2000                                              7

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                            8

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                           10

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                        17



PART II           OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS                                                                18

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS                                        18

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                                                  18

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              18

ITEM 5.           OTHER INFORMATION                                                                18

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                 18


SIGNATURES                                                                                         19

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           STATER BROS. HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                        SEPT. 26,      MAR. 26,
                                                          1999           2000
                                                        --------       --------
Current assets
   Cash and cash equivalents ........................   $ 93,352       $ 35,695
   Receivables ......................................     28,296         26,910
   Income tax receivable ............................      5,942         11,485
   Inventories ......................................    155,361        171,375
   Prepaid expenses .................................      5,926         10,357
   Deferred income taxes ............................      3,523          3,523
   Properties held for sale .........................      3,886          3,875
                                                        --------       --------

Total current assets ................................    296,286        263,220

Investment in unconsolidated affiliate ..............      9,599         10,079


Property and equipment
   Land .............................................     44,941         46,834
   Buildings and improvements .......................    160,406        168,418
   Store fixtures and equipment .....................    150,027        168,824
   Property subject to capital leases ...............     25,261         25,261
                                                        --------       --------
                                                         380,635        409,337


   Less accumulated depreciation and amortization ...    120,906        133,188
                                                        --------       --------
                                                         259,729        276,149


Deferred income taxes ...............................      4,297          4,297
Deferred debt issuance costs, net ...................     16,774         16,216
Lease guarantee escrow ..............................     11,280         12,661
Other assets ........................................      5,952          6,745
                                                        --------       --------


Total assets ........................................   $603,917       $589,367
                                                        ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                      (In thousands, except share amounts)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     SEPT. 26,        MAR. 26,
                                                       1999             2000
                                                     ---------        ---------
Current liabilities
   Accounts payable ..............................   $  97,169        $  92,289
   Accrued payroll and related expenses ..........      35,757           35,384
   Other accrued liabilities .....................      30,501           31,375
   Current portion of capital lease obligations ..       1,944            1,954
                                                     ---------        ---------

Total current liabilities ........................     165,371          161,002

Long-term debt, less current portion .............     455,048          455,048
Capital lease obligations, less current portion ..      15,625           14,652
Long-term portion of self-insurance and other
  reserves .......................................       7,450            7,450
Other long-term liabilities ......................       3,510            3,403
                                                     ---------        ---------

Total liabilities ................................     647,004          641,555

Stockholders' equity (deficit)
    Class A Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares - 50,000 .....           1                1
   Additional paid-in capital ....................      12,715           12,715
   Retained earnings (deficit) ...................     (55,803)         (64,904)
                                                     ---------        ---------

Total stockholders' equity (deficit) .............     (43,087)         (52,188)
                                                     ---------        ---------

Total liabilities and stockholders' equity
  (deficit) ......................................   $ 603,917        $ 589,367
                                                     =========        =========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)


                                                                26 Weeks Ended
                                                       ------------------------------
                                                         MAR. 28,           MAR. 26,
                                                           1999               2000
                                                       -----------        -----------
Sales .............................................    $   883,224        $ 1,204,454
Cost of goods sold ................................        676,012            911,941
                                                       -----------        -----------
Gross profit ......................................        207,212            292,513

Operating expenses:
   Selling, general and administrative expenses ...        176,431            266,067
   Depreciation and amortization ..................          7,869             12,331
   Acquisition integration expenses ...............             --              4,594
                                                       -----------        -----------
Total operating expenses ..........................        184,300            282,992
                                                       -----------        -----------

Operating profit ..................................         22,912              9,521

Interest income ...................................          1,654              1,705
Interest expense ..................................        (15,119)           (27,130)
Equity in earnings from unconsolidated affiliate ..            865                480
Other income (loss) - net .........................           (274)                (1)
                                                       -----------        -----------

Income (loss) before income taxes (benefit) .......         10,038            (15,425)
Income taxes (benefit) ............................          4,015             (6,324)
                                                       -----------        -----------

Net income (loss) .................................    $     6,023        $    (9,101)
                                                       ===========        ===========

Earnings (loss) per share .........................    $    120.46        $   (182.02)
                                                       ===========        ===========

Average common shares outstanding .................         50,000             50,000
                                                       ===========        ===========

Shares outstanding at end of period ...............         50,000             50,000
                                                       ===========        ===========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)


                                                             13 Weeks Ended
                                                       --------------------------
                                                       MAR. 28,          MAR. 26,
                                                         1999              2000
                                                       ---------        ---------
Sales................................................. $ 441,802        $ 607,286
Cost of goods sold....................................   336,991          470,595
                                                       ---------        ---------
Gross profit..........................................   104,811          136,691

Operating expenses:
   Selling, general and administrative expenses.......    87,760          132,504
   Depreciation and amortization......................     3,966            6,317
   Acquisition integration expenses...................        --            3,926
                                                       ---------        ---------
Total operating expenses..............................    91,726          142,747
                                                       ---------        ---------

Operating profit (loss)...............................    13,085           (6,056)

Interest income.......................................       879              710
Interest expense......................................    (7,588)         (13,559)
Equity in earnings from unconsolidated affiliate......        67              341
Other income (loss) - net.............................      (216)              --
                                                       ---------        ---------

Income (loss) before income taxes (benefit)...........     6,227          (18,564)
Income taxes (benefit)................................     2,491           (7,611)
                                                       ---------        ---------

Net income (loss)..................................... $   3,736        $ (10,953)
                                                       =========        =========

Earnings (loss) per share............................. $   74.72        $ (219.06)
                                                       =========        =========

Average common shares outstanding.....................    50,000           50,000
                                                       =========        =========

Shares outstanding at end of period...................    50,000           50,000
                                                       =========        =========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                 26 Weeks Ended
                                                                            ------------------------
                                                                            MAR. 28,        MAR. 26,
                                                                              1999            2000
                                                                            --------        --------
OPERATING ACTIVITIES:
Net income (loss).........................................................  $  6,023        $ (9,101)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization..........................................     7,869          12,331
   Provision for deferred income taxes....................................        (1)             --
   Loss on disposals of assets............................................       274               2
   Net undistributed (gain) in investment in unconsolidated affiliate.....      (865)           (480)
   Changes in operating assets and liabilities:
    (Increase) decrease in receivables....................................     1,151          (4,157)
    (Increase) decrease in inventories....................................     5,041         (16,014)
    (Increase) decrease in prepaid expenses...............................    (2,188)         (4,444)
    (Increase) decrease in other assets...................................      (737)         (1,616)
    Increase (decrease) in accounts payable...............................     3,280          (4,880)
    Increase (decrease) in accrued liabilities and long-term
     portion of self-insurance reserves...................................     4,187             394
                                                                            --------        --------

Net cash provided by (used in) operating activities.......................    24,034         (27,965)
                                                                            --------        --------

INVESTING ACTIVITIES:
Purchase of property and equipment........................................   (18,245)        (28,729)
Proceeds from sale of property and equipment and properties
 held for sale............................................................     2,918              --
                                                                            --------        --------

Net cash (used in) investing activities...................................   (15,327)        (28,729)
                                                                            --------        --------

FINANCING ACTIVITIES:
Principal payments on capital lease obligations...........................      (641)           (963)
                                                                            --------        --------

Net cash (used in) financing activities...................................      (641)           (963)
                                                                            --------        --------

Net increase (decrease) in cash and cash equivalents......................     8,066         (57,657)
Cash and cash equivalents at beginning of period..........................    57,281          93,352
                                                                            --------        --------

Cash and cash equivalents at end of period................................  $ 65,347        $ 35,695
                                                                            ========        ========

Interest paid.............................................................  $ 13,814        $ 27,055
Income taxes paid.........................................................  $  2,600        $     --


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 26, 2000

NOTE 1 - BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of September 26, 1999 and March 26, 2000 and the results of its operations and cash flows for the twenty-six weeks ended March 28, 1999 and March 26, 2000. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the twenty-six weeks ended March 26, 2000 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INCOME TAXES

        The provision for income taxes for the twenty-six weeks ended March 28, 1999 and March 26, 2000 consists of the following:

                                               26 Weeks Ended
                                       --------------------------------
                                       Mar. 28, 1999      Mar. 26, 2000
                                       -------------      -------------
                                                (In thousands)
Federal income taxes (benefit)            $ 3,413             $(4,960)
State income taxes (benefit)                  602              (1,364)
                                          -------             -------
                                          $ 4,015             $(6,324)
                                          =======             =======

NOTE 3 - UNCONSOLIDATED AFFILIATE

        The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. ("Santee"), it operates a fluid milk processing plant located in City of Industry, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized income of $865,000 and $480,000 for the twenty-six weeks ended March 28, 1999 and March 26, 2000, respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:

                                          26 Weeks Ended
                                 ---------------------------------
                                 Mar. 28, 1999       Mar. 26, 2000
                                 -------------       -------------
                                          (In thousands)
Current assets                     $ 17,639            $ 14,614
Non-current assets                  109,222             103,182
Current liabilities                  27,744              22,404
Non-current liabilities              80,244              75,356
Shareholder's equity                 18,873              20,036

Sales                                92,954              89,272
Gross profit                          7,872              13,976
Net income                         $  1,932            $    838

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 26, 2000

NOTE 4 - COVENANT NOT TO COMPETE

        On March 8, 1994, the Company entered into a $5.0 million prepaid five year covenant not to compete which was included in a Consulting Agreement with Craig Corporation (previously, a shareholder of the Company) and was amortized to earnings over the five year term of the covenant not to compete. The covenant not to compete terminated in March 1999.

NOTE 5 - USE OF ESTIMATES

        The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 6 - PRO FORMA SUMMARY FINANCIAL INFORMATION

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

                                         13 Weeks Ended                          26 Weeks Ended
                                  ------------------------------         ------------------------------
                                   Mar. 28,            Mar. 26,           Mar. 28,           Mar. 26,
                                     1999                2000               1999               2000
                                  -----------        -----------         -----------        -----------
                                                 (In thousands, excepts per share amounts)
                                  (Pro forma)        (Unaudited)         (Pro forma)        (Unaudited)

Sales                             $   610,853        $   607,286         $ 1,215,667        $ 1,204,454

Net income (loss) before
        extraordinary loss        $     2,058        $   (10,953)        $     1,461        $    (9,101)

Earnings (loss) per
        common share              $     41.16        $   (219.06)        $     29.22        $   (182.02)

                           STATER BROS. HOLDINGS INC.
                                 MARCH 26, 2000


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

        ACQUISITION

        Comparisons between fiscal 2000 and fiscal 1999 for the second quarter results and year to date results are difficult due to the acquisition of 43 supermarkets and one future site in August 1999, expenses incurred to integrate the acquired supermarkets into the Company's retail operating and distribution systems and the issuance of $450.0 million of 10.75% Notes and related redemptions, together with early redemption premiums, on all of the 9% Notes and substantially all the 11% Notes in August 1999. On May 7, 1999, the Company entered into an agreement with Albertson's to acquire 43 supermarkets and one future store site. The stores were formerly operated by Albertson's or Lucky Stores and were divested in connection with the merger of Albertson's and American Stores Company, the parent of Lucky Stores. The supermarkets were acquired sequentially beginning August 9, 1999, with 8 supermarkets acquired during the week ended August 15, 1999, 15 supermarkets

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        were acquired during the week ended August 22, 1999, an additional 15 supermarkets were acquired during the week ended August 29, 1999 and the remaining 5 supermarkets were acquired by September 1, 1999. The purchase price for the property, plant, equipment and inventories of 43 supermarkets and one future store site was approximately $134.0 million plus capital lease obligations assumed of $13.3 million and approximately $2.2 million of capitalized costs related to the transfer of ownership of the supermarkets. The acquisition was accounted for using the purchase method of accounting and the results of operations of the 43 supermarkets are included in the Company's consolidated results of operations from the acquisition date of each supermarket.

        RESULTS OF OPERATIONS

        The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and twenty-six weeks ended March 26, 2000 and March 28, 1999.

                                                     Thirteen Weeks         Twenty-Six Weeks
                                                   ------------------      -------------------
                                                    2000        1999         2000        1999
                                                   ------      ------       ------      ------
        Sales                                      100.00%     100.00%      100.00%     100.00%
        Gross profit                                22.51       23.72        24.29       23.46
        Operating expenses:
           Selling, general and
               administrative expense               21.82       19.86        22.09       19.98
           Depreciation and amortization             1.04         .90         1.02         .89
           Acquisition integration expenses           .65          --          .39          --
        Operating profit (loss)                     (1.00)       2.96          .79        2.59
        Interest income                               .12         .20          .14         .19
        Interest expense                            (2.23)      (1.72)       (2.25)      (1.71)
        Equity in (loss) from
           unconsolidated affiliate                   .06         .02          .04         .10
        Other income (loss) - (net)                    --        (.05)          --        (.03)
        Net income (loss) before
             income taxes (benefit)                 (3.05)%      1.41%       (1.28)%      1.14%

        Total sales for the thirteen weeks ended March 26, 2000, the second quarter of fiscal 2000, increased 37.5% and amounted to $607.3 million compared to $441.8 million for the same period in the prior year. Total sales for the twenty-six weeks ended March 26, 2000, increased 36.4% and amounted to $1.204 billion compared to $883.2 million for the same period in the prior year. The increase in total sales in the second quarter of fiscal 2000 and fiscal year to date of 2000 was due primarily to the acquisition of 43 supermarkets in August 1999, from Albertson's. The 43 acquired supermarkets were opened in less than two days after their respective acquisition dates as fully integrated Stater Bros. Markets. The Company acquired 8 supermarkets during the week ended August 15, 1999, 15 supermarkets during the week ended August 22, 1999, 15 supermarkets during the week ended August 29, 1999 and acquired the remaining 5 supermarkets during the week ended September 5, 1999. Results of operations of the 43 supermarkets have been included in the Company's consolidated results of operations from the acquisition date of each supermarket. Like store sales increased 1.7% (before erosion of like store sales of 0.7% to newly acquired stores) for the thirteen week period ended March 26, 2000. Like store sales increased 1.8% (before erosion of like store sales of 0.7% to newly acquired stores) for the twenty-six week period ended March 26, 2000. The like store sales increases for the second quarter and

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        year to date of fiscal 2000 were due to favorable customer responses to the Company's aggressive marketing plan emphasizing the Company's high quality and expanded product selections in the produce and other perishable departments. The Company operated 155 and 112 supermarkets at March 26, 2000 and March 28, 1999, respectively.

        Gross profit for the thirteen weeks ended March 26, 2000, amounted to $136.7 million or 22.51% of sales compared to $104.8 million or 23.72% of sales in the same period of the prior year. The decrease in gross profit, as a percentage of sales, in the second quarter of 2000 was due to aggressive marketing which was implemented in conjunction with the Company's grand reopening of service meat and expanded produce departments in most of the newly acquired supermarkets. By March 30, 2000, service meat departments had been installed in all of the newly acquired supermarkets. As a result of aggressive grand reopenings, the Company experienced higher than anticipated product losses in the service meat, produce and service deli departments. Gross profit for the second quarter of fiscal 2000 did not include an incremental price increase in the cost of fluid dairy products purchased from Santee, however, gross profit were reduced by approximately $2.7 million for the incremental price increases during the second quarter of 1999.

        Gross profit for the twenty-six weeks ended March 26, 2000, amounted to $292.5 million or 24.29% of sales compared to $207.2 million or 23.46% of sales in the same period of the prior year. The increase in the fiscal year to date of 2000 gross profit, as a percent of sales, was due to several factors including the introduction of higher gross margin products achieved through the Company's general merchandise expansion program, which were partially offset by reductions in the second quarter in gross profits, as a percentage of sales, from the aggressive grand reopening of service meat and expanded produce departments in the newly acquired stores. Gross profit for the fiscal year to date of 2000 included an incremental price increase in the cost of fluid dairy products purchased from Santee of approximately $48,000 compared to approximately $5.8 million for the fiscal year to date of 1999. Santee terminated the incremental pricing charge to the Company on October 1, 1999.

        Operating expenses include selling, general and administrative expenses, depreciation and amortization, and acquisition integration expenses. For the thirteen weeks ended March 26, 2000, selling, general and administrative expenses amounted to $132.5 million or 21.82% of sales compared to $87.8 million or 19.86% of sales for the thirteen weeks ended March 28, 1999. For the twenty-six weeks ended March 26, 2000, selling, general and administrative expenses amounted to $266.1 million or 22.09% of sales compared to $176.4 million or 19.98% of sales for the twenty-six weeks ended March 28, 1999. The increase in selling, general and administrative expenses, as a percentage of sales, was due primarily to higher than anticipated labor and advertising expenses. The Company believes it has implemented corrective actions that should reduce both labor and advertising expenses in the near future.

        Depreciation and amortization expenses amounted to $6.3 million and $12.3 million for the second quarter and year to date periods ended March 26, 2000, respectively. Depreciation and amortization expenses amounted to $4.0 million and $7.9 million for the quarter and year to date periods of the prior year. Depreciation expense in fiscal 1999 included amortization of $438,000 from a five-year prepaid covenant not to compete, which terminated in March 1999. The increase in depreciation and amortization expense in fiscal 2000 was primarily due to the acquisition of the 43 supermarkets in August 1999.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Acquisition integration expenses amounted to $3.9 million and $4.6 million for the quarter and fiscal year to date ended March 26, 2000 and were related to the acquisition of the 43 supermarkets. Acquisition integration expenses consisted of salaries and wages and non-recurring advertising expenses incurred during the integration of the supermarkets and the grand re-openings of service meat departments in most of the acquired supermarkets. All acquired stores had service meat departments installed by March 30, 2000.

        Operating loss for the second quarter of 2000 amounted to $6.1 million or 1.00% of sales compared to an operating profit of $13.1 million or 2.96% of sales for the second quarter of 1999. Operating profit for the fiscal year to date of 2000 amounted to $9.5 million or 0.79% of sales compared to an operating profit of $22.9 million or 2.59% of sales for the fiscal year to date of 1999.

        Interest expense amounted to $13.6 million for the second quarter of 2000 compared to $7.6 million for the second quarter of 1999. For the fiscal year to date of 2000 and 1999, interest expense amounted to $27.1 million and $15.1 million, respectively. The increase in interest expense was due to the issuance of $450.0 million of 10.75% Senior Notes due 2006 in August 1999 related to the acquisition of the 43 supermarkets and the redemption in August 1999 of all the 9% Notes and substantially all ($5.1 million remain outstanding) of the 11% Notes.

        The Company's equity in earnings from unconsolidated affiliate, amounted to $341,000 for the second quarter of fiscal 2000 compared $67,000 in the second quarter of the prior year. For the fiscal year to date periods of 2000 and 1999, the Company's equity in earnings from unconsolidated affiliate, amounted to $480,000 and $865,000, respectively. The decrease in earnings is primarily due to the termination of incremental prices paid by the two owners of Santee Dairies LLC (Hughes and Stater Bros. Markets) in the fiscal year to date of 2000 compared to incremental prices paid by the owners in the fiscal year to date of 1999 of approximately $8.1 million (pre-tax). The incremental prices paid to Santee by the owners terminated in October 1999. The incremental prices in the cost of products purchased from Santee by the Company is included in the Company's cost of goods sold and amounted to approximately $48,000 in the fiscal year to date for 2000 compared to approximately $2.7 million and $5.8 million for the second quarter and fiscal year to date of 1999, respectively.

        Results before income taxes amounted to a loss of $18.6 million and income of $6.2 million for the second quarter of 2000 and 1999, respectively. Results before income taxes amounted to a loss of $15.4 million and income of $10.0 million for the twenty-six weeks year to date periods of 2000 and 1999, respectively.

        Net income for the second quarter amounted to a loss of $11.0 million and income of $3.7 million for 2000 and 1999, respectively. Net income for the fiscal year to date periods amounted to a loss of $9.1 million and income of $6.0 million for 2000 and 1999, respectively.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company's credit agreement became effective August 6, 1999 and expires in August 2002, and consists of a revolving loan facility for working capital of $50.0 million, all of which was available at March 26, 2000 and a letter of credit

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        facility with a maximum availability of $25.0 million, of which $15.0 million was available at March 26, 2000. The letter of credit facility is maintained pursuant to the Company's workers' compensation and general liability self-insurance requirements.

        Working capital amounted to $102.2 million at March 26, 2000 and $130.9 million at September 26, 1999, and the Company's current ratios were 1.63:1, and 1.79:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

        The net cash used in operating activities in the twenty-six weeks ended March 26, 2000 amounted to $28.0 million compared to net cash provided by operating activities of $24.0 million for the twenty-six weeks ended March 28, 1999. Fluctuations in net cash provided by or used in operating activities are not unusual in the industry. Cash used in operating activities in fiscal 2000 of $28.0 million consisted of increases in inventories in both the warehouses and the supermarkets of $16.0 million, an increase in prepaid expenses of $4.4 million, an increase in accounts receivable of $4.2 million, and a decrease in accounts payable of $4.9 million.

        Net cash used in investing activities for the twenty-six weeks ended March 26, 2000, amounted to $28.7 million, compared to $15.3 million for the twenty-six weeks ended March 28, 1999. The difference in net cash used in investing activities between the comparable periods is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions. Capital expenditures amounted to $28.7 million in the fiscal year to date of 2000 compared to $18.2 million in the fiscal year to date of 1999. During the fiscal year to date of 2000, capital expenditures of $19.0 million were incurred to fund projects related to the acquisition of the 43 supermarkets and related warehouse expansions. Additional capital expenditures were used to acquire land for a store site, fund the remaining Year 2000 projects as well as to fund normal maintenance capital expenditures.

        Net cash used by financing activities amounted to $963,000 and $641,000 for the twenty-six weeks ended March 26, 2000, and March 28, 1999, respectively, and consisted of payments on the Company's capitalized lease obligations.

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

        As of March 26, 2000, for purposes of the credit facility with Bank of America, Stater Bros. Markets was not in compliance with all of the restrictive covenants. The Company exceeded the minimum net worth covenant by approximately $101.0 million, but did not meet the minimum EBITDA (as defined) covenant test on the first measurement period which began in the quarter ending March 26, 2000, and required an annualized minimum EBITDA of $75.0 million. The Company obtained a waiver from Bank of America for the minimum EBITDA covenant for the quarter ending March 26, 2000.

        The Company is also subject to certain covenants associated with its 11% Senior Notes due 2001 and its 10.75% Senior Notes due 2006. As of March 26, 2000, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not Applicable.

                           STATER BROS. HOLDINGS INC.
                                 MARCH 26, 2000

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        During May 2000, Stater Bros. Holdings Inc. purchased $10.0 million principal amount of its 10.75% Senior Notes due 2006 in the open market for the aggregate purchase price of $8.0 million plus accrued interest. The Company may, in the future, make additional purchases, although there can be no assurance that the Company will do so.

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

                  Date:  May 9, 2000   /s/    Jack H. Brown
                                       ------------------------------------
                                       Jack H. Brown
                                       Chairman of the Board, President,
                                       and Chief Executive Officer

                  Date:  May 9, 2000   /s/    Phillip J. Smith
                                       ------------------------------------
                                       Phillip J. Smith
                                       Vice President and Controller
                                       (Chief Accounting Officer)