Form 10-Q
period 2000-06-25
STATER BROS HOLDINGS INC
filed 2000-08-09
CIK 882829

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


                  For the quarterly period ended June 25, 2000

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

As of July 25, 2000, there were issued and outstanding 50,000 shares of the registrant's Class A Common Stock.

================================================================================

                           STATER BROS. HOLDINGS INC.
                                  JUNE 25, 2000


                                      INDEX



PART I      FINANCIAL INFORMATION (UNAUDITED)                                                             PAGE
------      ---------------------------------                                                             ----
ITEM 1.     FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 26, 1999
               AND JUNE 25, 2000                                                                            3

            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 39 WEEKS ENDED
               JUNE 27, 1999 AND JUNE 25, 2000                                                              5

            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13 WEEKS ENDED
               JUNE 27, 1999 AND JUNE 25, 2000                                                              6

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE 39 WEEKS ENDED
               JUNE 27, 1999 AND JUNE 25, 2000                                                              7

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                          8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                                         10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                      17


PART II     OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS                                                                              18

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      18

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                                18

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            18

ITEM 5.     OTHER INFORMATION                                                                              18

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                               18


SIGNATURES                                                                                                 19

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           STATER BROS. HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                              SEPT. 26,       JUNE 25,
                                                                 1999           2000
                                                              ---------      ---------
Current assets
     Cash and cash equivalents .........................      $  93,352      $  51,612
     Receivables .......................................         28,296         28,736
     Income tax receivable .............................          5,942          2,945
     Inventories .......................................        155,361        159,569
     Prepaid expenses ..................................          5,926          8,315
     Deferred income taxes .............................          3,523          6,701
     Properties held for sale ..........................          3,886          3,869
                                                              ---------      ---------

Total current assets ...................................        296,286        261,747

Investment in unconsolidated affiliate .................          9,599         10,680


Property and equipment
     Land ..............................................         44,941         46,834
     Buildings and improvements ........................        160,406        170,105
     Store fixtures and equipment ......................        150,027        170,851
     Property subject to capital leases ................         25,261         25,261
                                                              ---------      ---------
                                                                380,635        413,051


     Less accumulated depreciation and amortization ....        120,906        139,654
                                                              ---------      ---------
                                                                259,729        273,397


Deferred income taxes ..................................          4,297          8,362
Deferred debt issuance costs, net ......................         16,774         15,191
Lease guarantee escrow .................................         11,280         12,911
Other assets ...........................................          5,952          6,352
                                                              ---------      ---------


Total assets ...........................................      $ 603,917      $ 588,640
                                                              =========      =========


See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                      (In thousands, except share amounts)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                               SEPT. 26,        JUNE 25,
                                                                                 1999            2000
                                                                               ---------       ---------
Current liabilities
     Accounts payable ...................................................      $  97,169       $  89,847
     Accrued payroll and related expenses ...............................         35,757          36,555
     Other accrued liabilities ..........................................         30,501          41,591
     Current portion of long-term debt and capital lease obligations ....          1,944           7,000
                                                                               ---------       ---------
Total current liabilities ...............................................        165,371         174,993

Long-term debt, less current portion ....................................        455,048         439,000
Capital lease obligations, less current portion .........................         15,625          14,161
Long-term portion of self-insurance and other reserves ..................          7,450           7,450
Other long-term liabilities .............................................          3,510           3,350
                                                                               ---------       ---------

Total liabilities .......................................................        647,004         638,954

Stockholders' equity (deficit)
     Class A Common Stock, $.01 par value:
        Authorized shares - 100,000
        Issued and outstanding shares - 50,000 ..........................              1               1
     Additional paid-in capital .........................................         12,715          12,715
     Retained earnings (deficit) ........................................        (55,803)        (63,030)
                                                                               ---------       ---------

Total stockholders' equity (deficit) ....................................        (43,087)        (50,314)
                                                                               ---------       ---------

Total liabilities and stockholders' equity (deficit) ....................      $ 603,917       $ 588,640
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

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)


                                                                                     39 Weeks Ended
                                                                                     --------------
                                                                                JUNE 27,          JUNE 25,
                                                                                  1999              2000
                                                                               -----------       -----------
Sales ...................................................................      $ 1,324,358       $ 1,811,754
Cost of goods sold ......................................................        1,011,542         1,366,738
                                                                               -----------       -----------
Gross profit ............................................................          312,816           445,016

Operating expenses:
     Selling, general and administrative expenses .......................          265,907           398,448
     Depreciation and amortization ......................................           11,813            18,887
     Acquisition integration expenses ...................................               --             4,594
                                                                               -----------       -----------
Total operating expenses ................................................          277,720           421,929
                                                                               -----------       -----------

Operating profit ........................................................           35,096            23,087

Interest income .........................................................            2,388             2,190
Interest expense ........................................................          (22,699)          (40,508)
Equity in earnings from unconsolidated affiliate ........................              924             1,081
Other income (loss) - net ...............................................             (319)               (3)
                                                                               -----------       -----------

Income (loss) before income taxes (benefit)  and extraordinary gain .....           15,390           (14,153)

Income taxes (benefit) ..................................................            6,156            (5,803)
                                                                               -----------       -----------

Net Income (loss) before extraordinary gain .............................            9,234            (8,350)

Extraordinary gain  from early retirement of bonds
     ($1,896 less tax effect of $773) ...................................               --             1,123
                                                                               -----------       -----------


Net income (loss) .......................................................      $     9,234       $    (7,227)
                                                                               ===========       ===========

Earnings (loss) per common share:
     Before extraordinary gain ..........................................      $    184.68       $   (167.00)
     Extraordinary gain .................................................               --             22.46
                                                                               -----------       -----------
Earnings (loss) per share ...............................................      $    184.68       $   (144.54)
                                                                               ===========       ===========

Average common shares outstanding .......................................           50,000            50,000
                                                                               ===========       ===========

Shares outstanding at end of period .....................................           50,000            50,000
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

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)



                                                                  13 Weeks Ended
                                                                  --------------
                                                             JUNE 27,         JUNE 25,
                                                               1999            2000
                                                             ---------       ---------
Sales .................................................      $ 441,134       $ 607,300
Cost of goods sold ....................................        335,530         454,797
                                                             ---------       ---------
Gross profit ..........................................        105,604         152,503

Operating expenses:
     Selling, general and administrative expenses .....         89,476         132,381
     Depreciation and amortization ....................          3,944           6,556
                                                             ---------       ---------
Total operating expenses ..............................         93,420         138,937
                                                             ---------       ---------

Operating profit ......................................         12,184          13,566

Interest income .......................................            734             485
Interest expense ......................................         (7,580)        (13,378)
Equity in earnings from unconsolidated affiliate ......             59             601
Other income (loss) - net .............................            (45)             (2)
                                                             ---------       ---------

Income before income taxes and extraordinary gain .....          5,352           1,272

Income taxes ..........................................          2,141             521
                                                             ---------       ---------

Net Income before extraordinary gain ..................          3,211             751

Extraordinary gain from early retirement of bonds
     ($1,896 less tax effect of $773) .................             --           1,123
                                                             ---------       ---------


Net income ............................................      $   3,211       $   1,874
                                                             =========       =========

Earnings per common share:
     Before extraordinary gain ........................      $   64.22       $   15.02
     Extraordinary gain ...............................             --           22.46
                                                             ---------       ---------
Earnings per share ....................................      $   64.22       $   37.48
                                                             =========       =========

Average common shares outstanding .....................         50,000          50,000
                                                             =========       =========

Shares outstanding at end of period ...................         50,000          50,000
                                                             =========       =========


See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                      39 Weeks Ended
                                                                                      --------------
                                                                                  JUNE 27,         JUNE 25,
                                                                                    1999            2000
                                                                                  ---------       ---------
OPERATING ACTIVITIES:
Net income (loss) ..........................................................      $   9,234       $  (7,227)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization .........................................         11,813          18,887
     Provision for deferred income taxes ...................................              1          (7,243)
     Gain on repurchase of bonds ...........................................             --          (1,896)
     Loss on disposals of assets ...........................................            319               2
     Net undistributed (gain) in investment in unconsolidated affiliate ....           (924)         (1,081)
     Changes in operating assets and liabilities:
      (Increase) decrease in receivables ...................................         (1,185)          2,557
      (Increase) decrease in inventories ...................................          3,226          (4,208)
      (Increase) decrease in prepaid expenses ..............................         (1,412)         (2,409)
      (Increase) decrease in other assets ..................................           (162)           (832)
      Increase (decrease) in accounts payable ..............................            175          (7,322)
      Increase (decrease) in accrued liabilities and long-term
       portion of self-insurance reserves ..................................          9,497          11,728
                                                                                  ---------       ---------

Net cash provided by operating activities ..................................         30,582             956
                                                                                  ---------       ---------

INVESTING ACTIVITIES:
Purchase of property and equipment .........................................        (34,382)        (32,520)
Proceeds from sale of property and equipment and properties
  held for sale ............................................................          2,918              --
                                                                                  ---------       ---------

Net cash (used in) investing activities ....................................        (31,464)        (32,520)
                                                                                  ---------       ---------

FINANCING ACTIVITIES:
Purchase of bonds ..........................................................             --          (8,720)
Principal payments on capital lease obligations ............................           (972)         (1,456)
                                                                                  ---------       ---------

Net cash (used in) financing activities ....................................           (972)        (10,176)
                                                                                  ---------       ---------

Net decrease in cash and cash equivalents ..................................         (1,854)        (41,740)
Cash and cash equivalents at beginning of period ...........................         57,281          93,352
                                                                                  ---------       ---------

Cash and cash equivalents at end of period .................................      $  55,427       $  51,612
                                                                                  =========       =========

Interest paid ..............................................................      $  13,922       $  28,148
Income taxes paid ..........................................................      $   2,600       $    (704)


See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  JUNE 25, 2000


NOTE 1 - BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of September 26, 1999 and June 25, 2000 and the results of its operations and cash flows for the thirty-nine weeks ended June 27, 1999 and June 25, 2000. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the thirty-nine weeks ended June 25, 2000 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INCOME TAXES

       The provision for income taxes for the thirty-nine weeks ended June 27, 1999 and June 25, 2000 consists of the following:


                                            39 Weeks Ended
                                            --------------
                                   June 27, 1999        June 25, 2000
                                   -------------        -------------
                                            (In thousands)

Federal income taxes (benefit)      $       5,233       $      (4,552)
State income taxes (benefit)                  923              (1,251)
                                    -------------       -------------
                                    $       6,156       $      (5,803)
                                    =============       =============

NOTE 3 - UNCONSOLIDATED AFFILIATE

      The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. ("Santee"), it operates a fluid milk processing plant located in City of Industry, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized income of $924,000 and $1,081,000 for the thirty-nine weeks ended June 27, 1999 and June 25, 2000, respectively. The Company is a significant customer of Santee, which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:


                                      39 Weeks Ended
                                      --------------
                             June 27, 1999      June 25, 2000
                             -------------      -------------
                                      (In thousands)
Current assets               $      15,633      $      15,013
Non-current assets                 106,971            102,066
Current liabilities                 24,631             22,070
Non-current liabilities             79,019             73,650
Shareholder's equity                18,954             21,359

Sales                              130,045            133,561
Gross profit                        13,868             21,562
Net income                   $       2,115      $       1,719

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  JUNE 25, 2000
NOTE 4 - COVENANT NOT TO COMPETE

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

      The following table provides unaudited pro forma financial data for the Company reflecting the completion of the Acquisition as if it occurred September 28, 1998. These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been or will be in the future. Pro forma results from operations for the current period exclude a non-recurring gain of approximately $1.1 million ($1.9 million net of tax effect of $0.8 million) related to early retirement of bonds.


                                     13 Weeks Ended                     39 Weeks Ended
                                     --------------                      --------------
                                June 27,          June 25,          June 27,         June 25,
                                  1999              2000              1999            2000
                                  ----              ----              ----             ----
                                         (In thousands, excepts per share amounts)

                              (Pro forma)        (Unaudited)       (Pro forma)      (Unaudited)
Sales                         $    608,325      $    607,300      $  1,823,992      $  1,811,754

Net income (loss) before
    extraordinary gain        $      7,264      $        751      $      8,726      $     (8,350)

Earnings (loss) per
    common share before
    extraordinary gain        $     145.28      $      15.02      $     174.52      $    (167.00)


NOTE 7 - EXTRAORDINARY GAIN FROM EARLY RETIREMENT OF DEBT

      In the third quarter of fiscal 2000, the Company retired $11 million of 10.75% Senior Notes due 2006. The Company realized an extraordinary gain of $1.1 million ($1.9 million less tax effect of $0.8 million) associated with the early retirement of such bonds in the third quarter of fiscal 2000.

                           STATER BROS. HOLDINGS INC.
                                  JUNE 25, 2000


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

            ACQUISITION
            Comparisons between fiscal 2000 and fiscal 1999 for the third quarter results and year to date results are difficult due to the acquisition of 43 supermarkets and one future site in August 1999, expenses incurred to integrate the acquired supermarkets into the Company's retail operating and distribution systems and the issuance of $450.0 million of 10.75% Notes and related redemptions, together with early redemption premiums, on all of the 9% Notes and substantially all the 11% Notes in August 1999. On May 7, 1999, the Company entered into an agreement with Albertson's to acquire 43 supermarkets and one future store site. The stores were formerly operated by Albertson's or Lucky Stores and were divested in connection with the merger of Albertson's and American Stores Company, the parent of Lucky Stores. The supermarkets were acquired sequentially beginning August 9, 1999, with 8 supermarkets acquired during the week ended August 15, 1999, 15 supermarkets were

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            acquired during the week ended August 22, 1999, an additional 15 supermarkets were acquired during the week ended August 29, 1999 and the remaining 5 supermarkets were acquired by September 1, 1999. The purchase price for the property, plant, equipment and inventories of 43 supermarkets and one future store site was approximately $134.0 million plus capital lease obligations assumed of $13.3 million and approximately $2.2 million of capitalized costs related to the transfer of ownership of the supermarkets. The acquisition was accounted for using the purchase method of accounting and the results of operations of the 43 supermarkets are included in the Company's consolidated results of operations from the acquisition date of each supermarket.

            RESULTS OF OPERATIONS
            The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and thirty-nine weeks ended June 25, 2000 and June 27, 1999.

                                               Thirteen Weeks               Thirty-nine Weeks
                                               --------------               -----------------
                                             2000           1999           2000           1999
                                           -------        -------        -------        -------
Sales                                       100.00%        100.00%        100.00%        100.00%
Gross profit                                 25.11          23.94          24.56          23.62
Operating expenses:
    Selling, general and
         administrative expense              21.80          20.28          21.99          20.08
    Depreciation and amortization             1.08           0.90           1.04           0.89
    Acquisition integration expenses             -              -           0.25              -
Operating profit                              2.23           2.76           1.28           2.65
Interest income                               0.08           0.17           0.12           0.18
Interest expense                             (2.20)         (1.72)         (2.24)         (1.72)
Equity in earnings from
    unconsolidated affiliate                  0.10             --           0.06            .07
Other income (loss) - (net)                     --             --             --           (.02)
Net income (loss) before income taxes
  (benefit) and extraordinary gain            0.21%          1.21%         (0.78%)         1.16%

            Total sales for the thirteen weeks ended June 25, 2000, the third quarter of fiscal 2000, increased 37.7% and amounted to $607.3 million compared to $441.1 million for the same period in the prior year. Total sales for the thirty-nine weeks ended June 25, 2000, increased 36.8% and amounted to $1.8 billion compared to $1.3 billion for the same period in the prior year. The increase in total sales in the third quarter of fiscal 2000 and fiscal year to date of 2000 was due primarily to the acquisition of 43 supermarkets in August 1999, from Albertson's. The 43 acquired supermarkets were opened in less than two days after their respective acquisition dates as fully integrated Stater Bros. Markets. The Company acquired 8 supermarkets during the week ended August 15, 1999, 15 supermarkets during the week ended August 22, 1999, 15 supermarkets during the week ended August 29, 1999 and acquired the remaining 5 supermarkets during the week ended September 5, 1999. Results of operations of the 43 supermarkets have been included in the Company's consolidated results of operations from the acquisition date of each supermarket. Like store sales increased 2.3% (before erosion of like store sales of 0.7% to newly acquired stores) for the thirteen-week period ended June 25, 2000. Like store sales increased 2.0% (before erosion of like store sales of 0.7% to newly acquired stores) for the thirty-nine week period ended June 25, 2000. The like store sales increases for the third quarter and year

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            to date of fiscal 2000 were due to favorable customer responses to the Company's aggressive marketing plan emphasizing the Company's high quality and expanded product selections in the produce and other perishable departments. The Company operated 155 and 112 supermarkets at June 25, 2000 and June 27, 1999, respectively.

            Gross profit for the thirteen weeks ended June 25, 2000, amounted to $152.5 million or 25.11% of sales compared to $105.6 million or 23.94% of sales in the same period of the prior year. The increase in gross profit, as a percentage of sales, in the third quarter of 2000 was due to several factors including the introduction of higher gross margin products achieved through the Company's general merchandise expansion program, expanded produce selection and service meat cases. Gross profit for the third quarter of fiscal 2000 did not include an incremental price increase in the cost of fluid dairy products purchased from Santee, however, gross profit were reduced by approximately $2.4 million for the incremental price increases during the third quarter of 1999.

            Gross profit for the thirty-nine weeks ended June 25, 2000, amounted to $445.0 million or 24.56% of sales compared to $312.8 million or 23.62% of sales in the same period of the prior year. The increase in the fiscal year to date of 2000 gross profit, as a percent of sales, was due to several factors including the introduction of higher gross margin products achieved through the Company's general merchandise expansion program, which were partially offset by reductions in the second quarter in gross profits, as a percentage of sales, from the aggressive grand reopening of service meat and expanded produce departments in the newly acquired stores. Gross profit for the fiscal year to date of 2000 included an incremental price increase in the cost of fluid dairy products purchased from Santee of approximately $48,000 compared to approximately $8.2 million for the fiscal year to date of 1999. Santee terminated the incremental pricing charge to the Company on October 1, 1999.

            Operating expenses include selling, general and administrative expenses, depreciation and amortization, and acquisition integration expenses. For the thirteen weeks ended June 25, 2000, selling, general and administrative expenses amounted to $132.4 million or 21.80% of sales compared to $89.5 million or 20.28% of sales for the thirteen weeks ended June 27, 1999. For the thirty-nine weeks ended June 25, 2000, selling, general and administrative expenses amounted to $398.4 million or 21.99% of sales compared to $265.9 million or 20.08% of sales for the thirty-nine weeks ended June 27, 1999. The increase in selling, general and administrative expenses, as a percentage of sales, was due primarily to higher than anticipated labor and advertising expenses. The Company has implemented corrective actions that have reduced both labor and advertising expenses.

            Depreciation and amortization expenses amounted to $6.6 million and $18.9 million for the third quarter and year to date periods ended June 25, 2000, respectively. Depreciation and amortization expenses amounted to $3.9 million and $11.8 million for the quarter and year to date periods of the prior year. Depreciation expense in fiscal 1999 included amortization of $438,000 from a five-year prepaid covenant not to compete, which terminated in March 1999. The increase in depreciation and amortization expense in fiscal 2000 was primarily due to the acquisition of the 43 supermarkets in August 1999.

            Acquisition integration expenses amounted to $4.6 million for the fiscal year to date ended June 25, 2000 and were related to the acquisition of the 43 supermarkets. No additional acquisition integration expenses were incurred during the third quarter nor

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            are any anticipated in the future. Acquisition integration expenses consisted of salaries and wages and non-recurring advertising expenses incurred during the integration of the supermarkets and the grand re-openings of service meat departments in most of the acquired supermarkets. All acquired stores had service meat departments installed by March 30, 2000.

            Operating income for the third quarter of 2000 amounted to $13.6 million or 2.23% of sales compared to $12.2 million or 2.76% of sales for the third quarter of 1999. Operating profit for the fiscal year to date of 2000 amounted to $23.1 million or 1.28% of sales compared to an operating profit of $35.1 million or 2.65% of sales for the fiscal year to date of 1999.

            Interest expense amounted to $13.4 million for the third quarter of 2000 compared to $7.6 million for the third quarter of 1999. For the fiscal year to date of 2000 and 1999, interest expense amounted to $40.5 million and $22.7 million, respectively. The increase in interest expense was due to the issuance of $450.0 million of 10.75% Senior Notes due 2006 in August 1999 related to the acquisition of the 43 supermarkets and the redemption in August 1999 of all the 9% Notes and substantially all ($5.1 million remain outstanding) of the 11% Notes.

            The Company's equity in earnings from unconsolidated affiliate, amounted to $601,000 for the third quarter of fiscal 2000 compared to $59,000 in the third quarter of the prior year. For the fiscal year to date periods of 2000 and 1999, the Company's equity in earnings from unconsolidated affiliate, amounted to $1,081,00 and $924,000, respectively. The incremental prices paid to Santee by the owners terminated in October 1999. The incremental prices in the cost of products purchased from Santee by the Company is included in the Company's cost of goods sold and amounted to approximately $48,000 in the fiscal year to date for 2000 compared to approximately $2.4 million and $8.2 million for the third quarter and fiscal year to date of 1999, respectively.

            Income before income taxes and extraordinary gain amounted to $1.3 million and $5.4 million for the third quarter of 2000 and 1999, respectively. Income before income taxes and extraordinary gain amounted to a loss of $14.2 million and income of $15.4 million for the thirty-nine weeks year to date periods of 2000 and 1999, respectively.

            The Company realized an extraordinary gain of $1.1 million ($1.9 million less tax effect of $0.8 million) in the third quarter of fiscal 2000 associated with the early retirement of $11 million of 10.75% Senior Notes due 2006.

            Net income for the third quarter amounted to $1.9 million and $3.2 million for 2000 and 1999, respectively. Net income for the fiscal year to date periods amounted to a loss of $7.2 million and income of $9.2 million for 2000 and 1999, respectively.

            LIQUIDITY AND CAPITAL RESOURCES
            The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company's credit agreement became effective August 6, 1999 and expires in August 2002, and consists of a revolving loan facility for working capital of $50.0 million, all of which was available at June 25, 2000 and a letter of credit facility with a maximum availability of $25.0 million, of which $15.0 million was available at June 25, 2000. The letter of credit facility is maintained pursuant to the Company's workers' compensation and general liability self-insurance requirements.

            Working capital amounted to $86.8 million at June 25, 2000 and $130.9 million at September 26, 1999, and the Company's current ratios were 1.50:1, and 1.79:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

            The net cash provided by operating activities in the thirty-nine weeks ended June 25, 2000 amounted to $1.0 million compared to net cash provided by operating activities of $30.6 million for the thirty-nine weeks ended June 27, 1999. Fluctuations in net cash provided by or used in operating activities are not unusual in the industry. Cash provided by operating activities in fiscal 2000 of $1.0 million consisted of increases in inventories in both the warehouses and the supermarkets of $4.2 million, an increase in prepaid expenses of $2.4 million, a decrease in accounts receivable of $2.6 million, an increase in deferred taxes of $7.2 million, a decrease in accounts payable of $7.3 million and an increase in accrued liabilities of $11.7 million.

            Net cash used in investing activities for the thirty-nine weeks ended June 25, 2000, amounted to $32.5 million, compared to $31.5 million for the thirty-nine weeks ended June 27, 1999. The difference in net cash used in investing activities between the comparable periods is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions. Capital expenditures amounted to $32.5 million in the fiscal year to date of 2000 compared to $34.4 million in the fiscal year to date of 1999. During the fiscal year to date of 2000, capital expenditures of $21.8 million were incurred to fund projects related to the acquisition of the 43 supermarkets and related warehouse expansions. Additional capital expenditures were used to acquire land for a store site, fund the remaining Year 2000 projects as well as to fund normal maintenance capital expenditures.


            Net cash used by financing activities amounted to $10.2 million and $1.0 million for the thirty-nine weeks ended June 25, 2000, and June 27, 1999, respectively, and consisted of payments on the Company's capitalized lease obligations and repurchase of bonds for $8.7 in the third quarter of fiscal 2000.

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


            As of June 25, 2000, for purposes of the credit facility with Bank of America, Stater Bros. Markets was in compliance with all of the restrictive covenants. Stater Bros. Markets exceeded the minimum net worth covenant by approximately $101.6 million and exceeded minimum inventory coverage by approximately $61.8 million. The minimum EBITDA (as defined) covenant measurement period begins (as amended) in the quarter ended June 25, 2000, and requires an annualized minimum EBITDA of $75.0 million. Stater Bros. Markets exceeded annualized minimum EBITDA by approximately $10.0 million.

            As of June 25, 2000, for purposes of the credit facility with Bank of America, Stater Bros. Holdings Inc. was in compliance with all restrictive covenants.

            The Company is also subject to certain covenants associated with its 11% Senior Notes due 2001 and its 10.75% Senior Notes due 2006. As of June 25, 2000, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Applicable.

                           STATER BROS. HOLDINGS INC.
                                  JUNE 25, 2000

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

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            During the third quarter ended June 25, 2000, the Company's operating entity Stater Bros. Markets entered into employment contracts with 48 members of Senior Management.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

                          Exhibits are as follows:

            EXHIBIT NO.   DESCRIPTION
            -----------   -----------

            10.20  (1)    Employment contract dated June 1, 2000 by and between
                          Stater Bros. Markets and Jack H. Brown.

            10.21  (1)    Employment contract dated June 1, 2000 by and between
                          Stater Bros. Markets and Donald I. Baker.

            10.22  (1)    Employment contract dated June 1, 2000 by and between
                          Stater Bros. Markets and A. Gayle Paden.

            11            Calculation of Earnings Per Common Share

            27            Financial Data Schedule

                   (1)    Filed with the Security and Exchange
                          Commission as exhibits to the Registrant's
                          Quarterly Report on form 10Q dated June 25,
                          2000 and filed on August 9, 2000.

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


                     Date:  August 7, 2000    /s/  Jack H. Brown
                                              ----------------------------------
                                              Jack H. Brown
                                              Chairman of the Board, President,
                                              and Chief Executive Officer

                     Date: August 7, 2000     /s/        Phillip J. Smith
                                              ----------------------------------
                                              Phillip J. Smith
                                              Vice President and Controller
                                              (Chief Accounting Officer)