Form 10-K405
period 2000-09-24
STATER BROS HOLDINGS INC
filed 2000-12-15
CIK 882829

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

    (Mark One)

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended: September 24, 2000

                                  OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition from ____ to ____

                        Commission file number 001-13222

                           STATER BROS. HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                             33-0350671
      -------------------------------      ---------------------------------
      (State or other jurisdiction of      (IRS Employer Identification No.)
       incorporation or organization)

               21700 Barton Road
               Colton, California                               92324
     ----------------------------------------                 ----------
     (Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code          (909)
                                                               --------
                                                               783-5000

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

        Number of shares of the registrant's Common Stock, $.01 par value, outstanding as of December 12, 2000--Class A Common Stock - 50,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                           STATER BROS. HOLDINGS INC.
                                    FORM 10-K
                                TABLE OF CONTENTS


                                     PART I


                                                                           Page Number
                                                                           -----------
Item 1     Business........................................................   3
Item 2     Properties......................................................  10
Item 3     Legal Proceedings...............................................  11
Item 4     Submission of Matters to a Vote of Security Holders.............  11


                                     PART II

Item 5     Market for the Registrant's Common Equity and
                 Related Stockholder Matters...............................  11
Item 6     Selected Financial Data.........................................  12
Item 7     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................  14
Item 8     Financial Statements and Supplementary Data.....................  22
Item 9     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................  23


                                    PART III

Item 10    Directors and Executive Officers of the Registrant..............  23
Item 11    Executive Compensation..........................................  25
Item 12    Security Ownership of Certain Beneficial Owners
                 and Management............................................  28
Item 13    Certain Relationships and Related Transactions..................  29


                                     PART IV

Item 14    Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K.......................................  31

           Signatures......................................................  35

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

The Company has grown, primarily by constructing supermarkets in its primary trading areas, through the enlargement of existing supermarkets and through a strategic acquisition in August 1999 of 43 supermarkets in Southern California. Stater Bros. supermarkets consist of approximately 5.1 million total square feet and approximately 3.7 million selling square feet. The Company's supermarkets offer its customers a high level of customer service, broad selections of grocery, meat, produce, liquor and general merchandise. All of the Company's supermarkets have full-service meat departments. Nearly all of the supermarkets have hot service delicatessens and hot service bakery departments. All of the Company's supermarkets have expanded selections of produce merchandise.

The Company utilizes a central warehouse and distribution facility which provides the Company's supermarkets with approximately 84% of the merchandise they offer for sale. The Company's warehouse and distribution facilities encompass approximately 1,358,000 square feet and include facilities for grocery, produce, meat, frozen foods, health and beauty aids and bakery products.

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

ACQUISITION
On May 7, 1999, Stater Bros. entered into an agreement with Albertson's, Inc. ("Albertson's") to purchase 43 supermarkets and one future store site (the "Acquisition") in Stater Bros.' existing and contiguous market areas. The stores were formerly operated by Albertson's or Lucky Stores and were divested in connection with the merger of Albertson's and American Store Company, the parent of Lucky Stores. The purchase price was $94.4 million for land, buildings and equipment, $39.6 million for inventories on hand at closing, and the assumption of $13.3 million of capitalized lease obligations. The supermarkets were acquired sequentially over a twenty-four day period which began on August 9, 1999. Each acquired store was reopened under the Stater Bros. name within two days of its acquisition and was fully integrated into the Stater Bros. operating systems.

ITEM 1. BUSINESS (CONTD.)


ACQUISITION (CONTD.)

The Acquisition was funded through an issue, in August 1999, of $450 million of 10.75% Senior Notes due 2006 (the "10.75% Notes") under Rule 144A of the Securities Act of 1933. Proceeds from the issuance were used to (a) retire all of the 9% Notes ($100.0 million), (b) retire substantially all of the 11% Notes ($159,952,000), (c) fund early redemption premiums of $18.7 million for both the 9% Notes and the 11% Notes, (d) acquire the assets of 43 supermarkets and one future store site for $134.0 million, (e) pay a fee to La Cadena for financial advisory services of $4.5 million, and (f) pay fees and expenses of the transaction. The remaining proceeds from the issue were used for general corporate purposes, including capital expenditures. Of the 10.75% Notes, $449,750,000 are registered securities and $250,000 are restricted and unregistered.

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

ITEM 1. BUSINESS (CONTD.)


BUSINESS STRATEGY

STORE PROFILE AND LOCATIONS

The Company's supermarkets have well-established locations and low overhead expenses, including fixed rent payments in most supermarkets. In addition, the Company believes that its existing supermarkets are well maintained and generally require capital expenditures only for customary maintenance. An average supermarket is approximately 32,900 square feet, while newly constructed supermarkets range from approximately 35,300 square feet to 43,200 square feet. Stater Bros. supermarkets typically utilize approximately 72% of total square feet for retail selling space. The Company operates its supermarkets with minimal back-room storage space because of the close proximity of its distribution facility to its store locations. Generally, all Stater Bros. supermarkets are similarly designed and stocked thereby allowing Stater Bros. customers to find items easily in any of the Company's supermarkets.

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

STORE EXPANSION AND REMODELING

The Company has historically focused its expansion in the Inland Empire and Orange County. Such expansion has been accomplished through improving and remodeling existing stores, constructing new supermarkets, and the acquisition of other supermarket operations. The number of supermarkets operated by the Company is 155 as of September 24, 2000. The Company intends to continue to expand its existing supermarket operations by enlarging and remodeling existing supermarkets and constructing new supermarkets. The Company may also make strategic acquisitions of existing supermarkets, if such opportunities arise.

The Company monitors sales and profitability of its operations on a store-by-store basis and enlarges, remodels or replaces stores in light of their performance and management's assessment of their future potential. Prior to the acquisition of the 43 supermarkets, approximately 55% of the Company's supermarkets have been either newly constructed or remodeled within the last five years. Minor remodels cost between $100,000 and $250,000 and typically include new fixtures, a change in decor, and the addition of one or more specialty service departments such as a delicatessen or bakery. Major remodels cost in excess of $250,000 and typically involve more extensive refurbishment of the store's interior and often increase the retail selling space per store. Expansions entail enlargement of the store building and typically includes breaking through an exterior wall. The primary objectives of remodelings and expansions are to improve the attractiveness of supermarkets, increase sales of higher margin product categories and, where feasible, to increase selling area. The Company conducts all of its new construction and most of its remodeling through its wholly-owned subsidiary, Stater Bros. Development, Inc., which serves as the general contractor for all Company construction projects.

ITEM 1. BUSINESS (CONTD.)


STORE EXPANSION AND REMODELING (CONTD.)

The following table sets forth certain statistical information with respect to the Company's supermarket expansion and remodeling for the periods indicated.

                                                        Fiscal Year Ended
                                    ----------------------------------------------------------
                                    Sept. 29,   Sept. 28,    Sept. 27,   Sept. 26,   Sept. 24,
                                       1996        1997         1998        1999        2000
                                    ---------   ---------    ---------   ---------   ---------
Number of supermarkets:
  Opened........................         1          -            2           1           -
  Acquired......................         -          -            -          43           -
  Replaced......................        (1)         -            -          (1)          -
  Closed........................         -          -            -           -           -
  Total at end of year..........       110        110          112         155         155
  Minor Remodel.................         8         13            5           7          17
  Major Remodel.................         8          1            6          10           2
  Expansion.....................         -          -            -           -           1

Beyond 2000, the Company plans to open approximately three to five new stores per year, based upon a number of factors, including customer demand, market conditions, profitability, costs of opening, and availability of financing for such new stores. The Company's plans with respect to major and minor remodels, expansion and new construction are reviewed continually and are revised, if appropriate, to take advantage of marketing opportunities. The Company finances its new store construction primarily from cash provided by operating activities and short-term borrowings under its credit facilities. Long-term financing of new stores generally will be obtained through either sale and leaseback transactions or secured long-term financings. However, no assurances can be made as to the availability of such financings.

WAREHOUSE AND DISTRIBUTION FACILITIES

The Company's warehouse and distribution facilities and administrative offices are located in Colton, California, and encompass approximately 1,358,000 square feet. The facilities include warehouses for grocery, produce and deli products, meats and meat deli products, frozen products, health and beauty aids and bakery merchandise. Management believes that its existing warehouse and distribution facilities are adequate to meet its current volume. Approximately 84% of the products offered for sale in the Company's supermarkets are processed through the Company's warehouse and distribution facilities.

The Company's warehouse and distribution facilities are centrally located and are an average distance of approximately 41 miles from its supermarkets. Most supermarkets can be reached without using the most congested portions of the Southern California freeway system.

The Company's transportation fleet consists of modern well-maintained vehicles. As of September 24, 2000, the Company operated approximately 140 tractors and 393 trailers, approximately 4% of which were leased by the Company. The Company also operates a repair terminal at the Colton distribution facility.

PURCHASING AND MARKETING

The Company uses an "Aggressive Everyday Low Price" ("AEDLP") format supported heavily by radio, TV, newspaper and direct mail advertising programs as an integral part of its purchasing and marketing strategy to provide its customers with the best overall supermarket value in its primary market areas. The Company supplements its everyday low price structure with chain-wide temporary price reductions ("Stater Savers") on selected food and non-food merchandise. The geographic location of the Company's supermarkets allows it to reach its target consumers through a variety of media and the Company aggressively advertises its everyday low prices through local and regional newspapers, direct mail and printed circulars as well as extensive advertisements on radio and television.

ITEM 1. BUSINESS (CONTD.)


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

SANTEE DAIRIES, LLC

Stater Bros. and Hughes Family Markets currently each own a 50% interest in Santee Dairies, LLC, and have jointly owned the Santee Dairies operation since 1986. Recently, through a series of transactions, The Kroger Co. became the indirect owner of Hughes, which it operates as Ralph's supermarkets. Santee Dairies operates one of the largest dairy plants in California and provides fluid milk products to Stater Bros., Ralph's, and other customers in Southern California. Santee Dairies processes, packages and distributes whole milk, low-fat and non-fat milk, as well as orange juice, fruit drinks and certain other cultured milk products under the Knudsen, Foremost and certain store brand names. Santee Dairies is the exclusive licensee of the Knudsen trademark from Kraft Foods, Inc. for fluid milk, juices and certain other cultured milk products in the Southern California market. In addition, Santee Dairies is the exclusive licensee for Foremost Farms USA, Cooperative of the Foremost trademark for fluid milk in Southern California. Santee Dairies also distributes Hershey chocolate milk under license. In calendar 1999, Santee Dairies processed approximately 57.1 million gallons of fluid products, including 47.0 million gallons of fluid milk. Total revenues in Santee Dairies' 52-week fiscal year ended January 1, 2000 were $167.4 million, of which approximately $86.8 million were sales to Stater Bros. and Ralph's. Santee Dairies also sells to unaffiliated supermarkets, independent food distributors, military bases and food service providers in Southern California.

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

Stater Bros. and Santee Dairies are parties to a ten-year fluid milk purchase agreement entered into in August 1997. It requires that Stater Bros. purchase its requirements of fluid milk and certain other products, subject to a minimum volume each year equal to approximately 80% of the volume purchased during Stater Bros.' 1996 fiscal year. Prices under the agreement are calculated to cover Santee Dairies' direct and indirect costs of production, including financing costs. However, recoverable costs by Santee Dairies may not include under any circumstances amounts owing solely by reason of the acceleration of principal payments under any loan agreement to which Santee Dairies is a party. During 1998 and 1999, the prices paid by Stater Bros. pursuant to the fluid milk agreement were adversely affected by delays in completion of the New Dairy, cost overruns and lower production volumes than anticipated. Beginning in June 1998, Stater Bros. accepted and paid incremental prices of approximately $1.0 million per month to Santee Dairies as the result of its increased cost structure. In February 1999, incremental prices paid to Santee Dairies by Stater Bros. decreased to approximately $800,000 per month. In July 1999, the incremental prices paid to Santee Dairies decreased to approximately $400,000 per month and were eliminated during October 1999. Incremental prices paid for milk by Stater Bros. amounted to $48,000 in fiscal 2000, $9.4 million in fiscal 1999 and $4.3 million in fiscal 1998. Stater Bros. believes that future incremental pricing will not be necessary, however, no assurances can be given that Stater Bros. will not incur incremental prices in the future.

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

During fiscal 1998, the Company installed in fifteen stores, NCR's new generation of electronic scan systems, the 7452 ACS Scan System, an additional fifty-nine systems were installed during fiscal 1999 and fifteen systems were installed during fiscal 2000. These new systems are more customer oriented, operate more efficiently and reduce the time required to check out customers.

The Company uses the Stater Express(R) system in all of the Company's supermarkets. Stater Express(R) is a combined supermarket technology platform that includes enhanced systems for check verification and acceptance and provides alternative pay choices such as most nationally recognized financial institution debit and credit cards. Stater Express(R) also provides each supermarket with the technology required to print in-store advertising signs and connects each supermarket to the Company's host computer which provides certain efficiencies in data transfers between the supermarkets and the Company's main office. The Company has obtained a federal service mark for the name "Stater Express".

ITEM 1. BUSINESS (CONTD.)


EMPLOYEES

The Company has approximately 12,100 employees, approximately 750 of whom are management and administrative employees and approximately 11,350 of whom are hourly employees. Approximately 72% of the Company's employees work part-time. Substantially all of the Company's hourly employees are members of either the United Food & Commercial Workers or International Brotherhood of Teamsters labor unions and are represented by several different collective bargaining agreements. The Company's collective bargaining agreements, with the United Food & Commercial Workers, which covers the largest number of employees, were renewed in October 1999 and expire in October 2003. The International Brotherhood of Teamsters agreement was renewed in September 1998 and expires in September 2002.

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

ENVIRONMENTAL

Environmental remediation costs incurred over the past five years were approximately $891,000, in the aggregate, including remediation costs of approximately $174,000 in 1998, $101,000 in 1999 and $198,000 in 2000.
Management believes that any such future remediation costs will not have a material adverse effect on the financial condition or results of operations of the Company.

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

ITEM 1. BUSINESS (CONTD.)


YEAR 2000 COMPLIANCE

The Company successfully achieved compliance with the Year 2000 requirements and Year 2000 related issues had no material adverse effect on the Company's results of operations, liquidity or financial condition. However, no assurance can be given that unforeseen problems may not occur in the future that may have a material adverse effect on the Company's results of operations, liquidity or financial condition.

The Company's costs required to achieve Year 2000 compliance such as replace or modify Information Systems, including scheduled replacements of in-store Point of Sale equipment, was approximately $8.5 million, of which $7.0 million was capitalized and $1.5 million was expensed.


ITEM 2.      PROPERTIES


The Company leases its warehouse and distribution facilities located in Colton, California, and management believes that its warehouse and distribution facilities are well maintained and are adequate to meet its current volume.

The following schedule presents the Company's warehouse and distribution facilities by product classification and the size of each facility as of September 24, 2000.

                                                                             Square
         Facility                                                             Feet
         --------                                                         ----------
         Grocery........................................................     787,000
         Frozen.........................................................      74,000
         Produce/deli...................................................     118,000
         Meat/deli......................................................     116,000
         Health and beauty aids.........................................     131,000
         Bakery.........................................................      40,000
         Support and administrative offices.............................      92,000
                                                                          ----------
             Total......................................................   1,358,000
                                                                           =========

As of September 24, 2000, the Company owned 45 of its supermarkets and leased the remaining 110 supermarkets. Management believes that its supermarkets are well maintained and adequately meet the expectations of its customers. The Company operates 155 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, Kern and San Diego. The following schedule reflects the Company's store counts by size, county, and the number of stores that are either leased or owned as of September 24, 2000.

                                   No. of Stores                            Total Square Feet
                             ---------------------------     --------------------------------------------------
                                                              Under     25,000-    30,000-    35,000-       Over
County                       Total      Owned     Leased     25,000     29,999     34,999     40,000      40,000
------                       -----      -----     ------     ------     ------     ------     ------      -----
San Bernardino ........         46          9         37          5         17          6         14          4
Riverside .............         40         12         28         10         14          5          5          6
Orange ................         30         11         19          4         13          1          4          8
Los Angeles ...........         27          8         19          5          7          1          3         11
Kern ..................          2          0          2          0          0          1          1          0
San Diego .............         10          5          5          0          1          0          2          7
                               ---        ---        ---        ---        ---        ---        ---        ---

Total .................        155         45        110         24         52         14         29         36
                               ===        ===        ===        ===        ===        ===        ===        ===

The total size of the Company's supermarkets is approximately 5,101,000 square feet, of which 3,653,000 is selling square feet.

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

On June 19, 1997, Stater Bros. Markets was named as a defendant in the case of Ufondu, et al. vs. Stater Bros. Markets filed in the Superior Court of the State of California for the County of San Bernardino. The complaint filed by twelve employees sought damages alleging racial discrimination in the Company's employment practices. This case was settled during fiscal 2000 with the payment of damages to the plaintiffs without any admission of liability by Stater Bros. Markets, which payment has been accounted for in the Company's financial statements.

On September 21, 2000, Stater Bros. Markets was named as a defendant in two cases, Barnhart, et al vs. Stater Bros. Markets and Jenkins/Harvth, et al vs. Stater Bros. Markets, both filed in the Superior Court of the State of California for the County of San Bernardino. The complaints were purportedly filed on behalf of Stater Bros. Markets store managers and assistant store managers respectively alleging that such workers are non-exempt under California Wage Law and are therefore entitled to overtime wages. The Company believes the complaints are without merit and intends to vigorously defend these cases and does not believe that the outcome of these cases will result in any material adverse effect on the Company's results of operations or consolidated financial condition.

ENVIRONMENTAL MATTERS

Environmental remediation costs incurred during the last five years were approximately $891,000, in the aggregate, including remediation costs of approximately $174,000 in 1998, $101,000 in 1999, and $198,000 in 2000.
Management believes that any such future remediation costs will not have a material adverse effect on the financial condition or results of operations of the Company.

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


                                     PART II
                                     -------

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS


        (a) Market Information

                There is no established public trading market for the Company's common equity.

        (b) Holders

                La Cadena Investments holds 50,000 shares, or 100% of the Company's Class A Common Stock.

        (c) Dividends

                No dividends were paid in fiscal years 2000, 1999, and 1998 on the common equity of the Company and the Company does not intend to pay dividends on its common equity in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA


The following table sets forth historical financial data derived from the audited financial statements of the Company as of and for the fiscal years ended September 29, 1996, September 28, 1997, September 27, 1998, September 26, 1999 and September 24, 2000. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements of the Company and related notes thereto contained elsewhere herein. The information included in "Other Operating and Financial Data" and "Store Data" is unaudited.

                                                                              FISCAL YEARS ENDED
                                              -----------------------------------------------------------------------------------
                                             SEPT. 29, (6)       SEPT. 28,         SEPT. 27,         SEPT. 26,         SEPT. 24,
                                                 1996              1997              1998               1999             2000
                                              -----------       -----------       -----------       -----------       -----------
                                                           (In thousands of dollars except per share and store data)
STATEMENT OF EARNINGS DATA:
SALES ..................................      $ 1,705,332       $ 1,717,924       $ 1,726,107       $ 1,830,195       $ 2,417,710
COST OF GOODS SOLD .....................        1,315,726         1,326,410         1,323,522         1,387,619         1,819,068
                                              -----------       -----------       -----------       -----------       -----------
GROSS PROFIT ...........................          389,606           391,514           402,585           442,576           598,642
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES .............................          328,242           333,199           353,075           377,195           532,147
DEPRECIATION AND AMORTIZATION ..........           12,583            13,265            15,434            16,591            25,580
ACQUISITION INTEGRATION EXPENSES .......                -                 -                 -             5,590             4,594
CONSULTING FEES(1) .....................            1,525             1,458                 -                 -                 -
                                              -----------       -----------       -----------       -----------       -----------
TOTAL OPERATING EXPENSES ...............          342,350           347,922           368,509           399,376           562,321
                                              -----------       -----------       -----------       -----------       -----------
OPERATING PROFIT .......................           47,256            43,592            34,076            43,200            36,321

INTEREST AND OTHER INCOME ..............            1,757             3,110             3,061             2,951             3,217
INTEREST EXPENSE .......................          (20,258)          (21,563)          (30,206)          (33,630)          (53,680)
EQUITY IN INCOME (LOSS) FROM
  UNCONSOLIDATED AFFILIATE .............           (1,624)           (2,313)           (2,941)            1,130             1,483
                                              -----------       -----------       -----------       -----------       -----------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY GAIN (LOSS) ............           27,131            22,826             3,990            13,651           (12,659)
INCOME TAXES (BENEFIT) .................           11,120             9,359             1,459             5,372            (5,369)
                                              -----------       -----------       -----------       -----------       -----------
INCOME BEFORE EXTRAORDINARY
  GAIN (LOSS) ..........................           16,011            13,467             2,531             8,279            (7,290)
EXTRAORDINARY GAIN (LOSS)(2)(3) ........                -                 -                 -           (17,311)            1,123
                                              -----------       -----------       -----------       -----------       -----------
NET INCOME (LOSS) ......................           16,011            13,467             2,531            (9,032)           (6,167)
PREFERRED DIVIDENDS ....................            4,111             6,166                 -                 -                 -
                                              -----------       -----------       -----------       -----------       -----------
INCOME (LOSS) AVAILABLE TO COMMON
  STOCKHOLDERS .........................      $    11,900       $     7,301       $     2,531       $    (9,032)      $    (6,167)
                                              ===========       ===========       ===========       ===========       ===========
EARNINGS (LOSS) PER COMMON SHARE
  BEFORE EXTRAORDINARY GAIN (LOSS) .....      $    165.28       $    146.02       $     50.62       $    165.58       $    145.80)
EARNINGS (LOSS) PER COMMON SHARE .......      $    165.28       $    146.02       $     50.62       $   (180.64)      $   (123.34)

                          (FOOTNOTES ON FOLLOWING PAGE)

ITEM 6.      SELECTED FINANCIAL DATA (CONTD.)

                                                                               FISCAL YEARS ENDED
                                                   -----------------------------------------------------------------------------
                                                   SEPT. 29,(6)     SEPT. 28,        SEPT. 27,        SEPT. 26,        SEPT. 24,
                                                     1996              1997            1998             1999             2000
                                                   ---------        ---------        ---------        ---------        ---------
                                                             (In thousands of dollars except per share and store data)
BALANCE SHEET DATA (END OF FISCAL YEAR):
WORKING CAPITAL .............................      $  63,473        $  92,013        $  90,725        $ 130,915        $ 111,770
TOTAL ASSETS ................................        338,294          358,477          364,318          603,917          595,288
LONG-TERM NOTES AND MORTGAGES
  PAYABLE ...................................        165,000          265,000          265,000          455,048          439,000
LONG-TERM CAPITALIZED LEASE
  OBLIGATIONS ...............................          6,917            5,661            4,350           15,625           13,679
OTHER LONG-TERM LIABILITIES .................         12,858           11,348           12,009           10,960           14,070
SERIES B PREFERRED STOCK ....................         69,365                -                -                -                -
COMMON STOCKHOLDERS' EQUITY (DEFICIT) .......        (43,887)         (36,586)         (34,055)         (43,087)         (49,254)
DIVIDENDS DECLARED PER SHARE:
  COMMON STOCK ..............................              -                -                -                -                -
  CLASS A COMMON STOCK ......................              -                -                -                -                -
  10.5% SERIES B PREFERRED STOCK ............      $    5.93        $    8.91                -                -                -

OTHER OPERATING AND FINANCIAL DATA:
SALES INCREASES (DECREASES):
  TOTAL STORES ..............................            7.9%             0.7%             0.5%             6.0%            32.1%
  LIKE STORES (COMPARABLE 52-WEEKS) .........            6.3%             2.6%            (1.0%)            1.9%             1.4%
EBITDA(4) ...................................      $  59,972        $  57,654        $  49,630        $  63,872        $  66,601
OPERATING PROFIT ............................      $  47,256        $  43,592        $  34,076        $  43,200        $  36,321
RATIO OF EARNINGS TO FIXED CHARGES(5) .......          1.53X            1.23X            1.03X            1.27X            0.85X
GROSS PROFIT AS A PERCENTAGE
  OF SALES ..................................          22.85%           22.79%           23.32%           24.18%           24.76%
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES AS A PERCENTAGE OF SALES .........          19.25%           19.40%           20.46%           20.61%           22.01%

STORE DATA:
NUMBER OF STORES (AT END OF
  FISCAL YEAR) ..............................            110              110              112              155              155
AVERAGE SALES PER STORE (000S) ..............      $  15,503        $  15,617        $  15,551        $  15,741        $  15,598
AVERAGE STORE SIZE:
  TOTAL SQUARE FEET .........................         28,809           28,809           29,061           32,895           32,910
  SELLING SQUARE FEET .......................         20,845           20,845           20,991           23,570           23,570
TOTAL SQUARE FEET (AT END OF
  FISCAL YEAR) (000S) .......................          3,169            3,169            3,255            5,099            5,101
TOTAL SELLING SQUARE FEET (AT END
  OF FISCAL YEAR) (000S) ....................          2,293            2,293            2,351            3,653            3,653
SALES PER AVERAGE TOTAL SQ. FT ..............      $     538        $     542        $     537        $     531        $     474
SALES PER AVERAGE SELLING SQ. FT ............      $     744        $     749        $     743        $     736        $     662


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

(3) The extraordinary gain in 2000 represents the after-tax gain from the early extinguishment of debt.

(4) EBITDA represents earnings before extraordinary gain (loss), interest expense, depreciation and amortization and income tax expense. The Company has included information concerning EBITDA here as it is relevant for covenant analysis under the Notes and because it is used by certain investors as a measure of a company's ability to service its debt. EBITDA should not be used as an alternative to, or be construed as more meaningful than, operating profit or cash flows as an indicator of the Company's operating performance.

(5) For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and the extraordinary loss, amortization of previously capitalized interest and undistributed earnings or loss from less than 50% owned subsidiaries and includes fixed charges. Fixed charges consist of interest expense whether expensed or capitalized, amortization of deferred debt expense, preferred stock dividends adjusted to represent pre-tax earnings requirements and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case.

(6) The fiscal year 1996 was a 53-week year, whereas fiscal years 1997, 1998, 1999 and 2000 were 52-week years.



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

ACQUISITION

Comparisons between fiscals 2000, 1999 and 1998 are difficult due to the acquisition of 43 supermarkets and one future store site in August 1999, expenses incurred to integrate the acquired supermarkets into the Company's retail operating and distribution systems and the issuance of $450.0 million of 10.75% Notes and related redemptions, together with early redemption premiums, of all the 9% Notes and substantially all the 11% Notes in August 1999. On May 7, 1999, the Company entered into an agreement with Albertson's to acquire 43 supermarkets and one future store site. The stores were formerly operated by Albertson's or Lucky Stores and were divested in connection with the merger of Albertson's and American Stores Company, the parent of Lucky Stores. The supermarkets were acquired sequentially over a twenty-four day period beginning August 9, 1999. The purchase price for the property, plant, equipment and inventories of 43 supermarkets and one future store site was approximately $134.0 million plus capital lease obligations assumed of $13.3 million and approximately $2.2 million of capitalized costs related to the transfer of ownership of the supermarkets. The acquisition was accounted for using the purchase method of accounting and the results of operations of the 43 supermarkets are included in the Company's consolidated results of operations from the acquisition date of each supermarket.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTD.)

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the fiscal years ended September 27, 1998, September 26, 1999 and September 24, 2000.

                                                   Fiscal Years Ended
                                          -----------------------------------------
                                            1998             1999             2000
                                          -------          -------          -------
Sales                                      100.00%          100.00%          100.00%
Gross profit                                23.32            24.18            24.76
Operating expenses:
  Selling, general and
    administrative expenses                 20.46            20.61            22.01
  Depreciation and amortization               .89              .91             1.06
  Acquisition integration expenses              -              .30              .19
Operating profit                             1.97             2.36             1.50
Interest income                               .18              .18              .13
Interest (expense)                          (1.75)           (1.84)           (2.22)
Equity in income (loss) from
  unconsolidated affiliate                   (.17)             .06              .06
Other income (expense) net                      -             (.01)             .01
Income (loss) before income taxes
  and extraordinary gain (loss)               .23%             .75%            (.52)%

Total sales amounted to $2.418 billion in 2000 compared to $1.830 billion in 1999 and $1.726 billion in 1998. Like-store sales increased 1.9% (before erosion of like-store sales of 0.5% to newly acquired stores) in fiscal 2000, compared to an increase of 1.9% in fiscal 1999 and an decrease of 1.0% in fiscal 1998. The increase in total sales during fiscal 2000 is due to the acquisition of 43 supermarkets and the increase in like-store sales, after erosion, of 1.4%. The increase in like-store sales of 1.9% in fiscal 1999 was due to favorable customer response to the Company's 1999 marketing plan, which emphasized the Company's high quality and expanded product selections in the produce and other perishable departments and the completion of 10 major remodels. The decrease in like-store sales in fiscal 1998 was due to competitors re-opening supermarkets vacated by a competitor that terminated its California operations.

Gross profits increased to $598.6 million or 24.76% of sales in 2000 compared to $442.6 million or 24.18% of sales in 1999 and $402.6 million or 23.32% of sales in 1998. The increase in gross profits, as a percent of sales during the last three fiscal years was due to the introduction of higher gross margin products achieved through the Company's merchandising expansion and upgrading programs including significant investments in product display fixtures. During fiscal 2000, the Company had a major expansion in its general merchandise program, expanded its produce selection and added additional service meat and seafood cases. The Company adjusts its pricing strategy as necessary to retain its every day aggressive low price marketing position.

Operating expenses include selling, general and administrative expenses, depreciation and amortization and acquisition integration expenses. In fiscal year 2000, selling, general and administrative expenses amounted to $532.1 million or 22.01% of sales compared to $377.2 million or 20.61% of sales in 1999 and $353.1 million or 20.46% of sales in 1998. Selling, general and administrative expenses for fiscal 2000 increased over fiscal 1999 due to the acquisition of the 43 new stores. In addition, the Company experienced higher than expected labor costs in the first two quarters of the year due to the staffing and training of personnel for the new service meat departments in the newly acquired stores. Selling, general and administrative expenses for fiscal 1999 included expenses incurred to operate the additional 43 supermarkets acquired in August 1999, from increased labor costs due to contractual wage increases, from increased labor required to staff ten additional service deli departments and from additional labor in the Company's supermarkets required to support the 1999 marketing plan which emphasized

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTD.)


RESULTS OF OPERATIONS (CONTD.)

the perishable departments. Selling, general and administrative expenses for fiscal 1998 included expenses incurred to operate two additional supermarkets and non-recurring advertising expenses of approximately $2.1 million incurred in the second and third quarters to re-affirm the Company's strategy of Aggressive Every Day Low Price leadership in its primary marketing areas and to advertise the Company's successful No Club Card strategy.

Depreciation and amortization expenses amounted to $25.6 million in 2000 compared to $16.6 million in 1999 and $15.4 million in 1998. The increase in depreciation and amortization expenses in fiscal 2000 over fiscal 1999 and fiscal 1998 is due to the acquisition of the 43 new stores in fiscal 1999. Depreciation and amortization expenses include amortization of $438,000 in 1999 and $1.0 million in 1998, from a $5.0 million prepaid five-year covenant not to compete included in a Consulting Agreement between the Company and Craig, which became effective March 8, 1994 as part of the Recapitalization Transaction. Amortization of the covenant not to compete terminated in March 1999.

Acquisition integration expenses amounted to $4.6 million in fiscal 2000 and $5.6 million in fiscal 1999 and were related to the acquisition of 43 supermarkets acquired from Albertson's in August 1999. No additional Acquisition integration costs are anticipated. Acquisition integration expenses consisted of salaries and wages, uniforms, supplies and non-recurring advertising expenses incurred during the integration of the supermarkets.

Operating profits amounted to $36.3 million or 1.50% of sales in 2000 compared to $43.2 million or 2.36% of sales in 1999 and $34.1 million or 1.97% of sales in 1998.

Interest expense amounted to $53.7 million, $33.6 million and $30.2 million for the 2000, 1999 and 1998 fiscal years, respectively. The increase in interest expense in 2000 and 1999 was due to the issuance in August 1999 of $450.0 million of 10.75% Senior Notes due 2006 and reduced by the redemption of all of the 9% Notes and substantially all ($5.1 million remain outstanding) of the 11% Notes. Interest expense included amortization of fees and expenses incurred to acquire debt of $2.5 million in 2000 and $2.8 million in 1999 and 1998.

The equity in income from unconsolidated affiliate amounted to $1.5 million in fiscal 2000 compared to $1.1 million in 1999 and a loss of $2.9 million in 1998. The increase in income from unconsolidated affiliate in fiscal 2000 was due to increased volume and improved efficiencies by Santee Dairies LLC. The increase in earnings in fiscal 1999 over fiscal 1998 was due to incremental price increases paid by the two owners of Santee Dairies LLC (Hughes and Stater Bros. Markets) of $12.9 million compared to $5.6 million in 1998. Stater Bros. Markets and Hughes (the "Owners") are each parties to ten-year fluid milk purchasing agreements entered into in August 1997. The agreements require the Owners to each purchase their fluid milk and certain other products, subject to a minimum volume each year equal to approximately 80% of the volume purchased in 1996. Prices under the agreements are calculated to cover Santee's direct and indirect costs of production, including financing costs. However, recoverable costs by Santee may not include under any circumstances amounts owing solely by reason of acceleration of principal payments under any loan agreement to which Santee is a party. During 1998 and 1999, the prices paid by Stater Bros. Markets pursuant to the fluid milk agreement were adversely effected by delays in construction of the New Dairy, cost overruns and lower production volumes than anticipated. Beginning in June 1998, Stater Bros. accepted and paid incremental prices of approximately $1.0 million per month to Santee as a result of its increased cost structure. In February 1999, incremental prices paid to Santee by Stater Bros. decreased to approximately $800,000 per month and decreased to approximately $400,000 per month in July 1999. In October 1999, the incremental pricing structure was terminated, but no assurances can be given that Stater Bros. will not incur incremental prices in the future. In fiscal 2000, Stater Bros. paid

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTD.)


RESULTS OF OPERATIONS (CONTD.)

Santee approximately $48,000 in incremental prices compared to $9.4 million in fiscal 1999 and $4.3 million in fiscal 1998 and such amounts are included in Stater Bros.' cost of goods sold.

Income (loss) before income taxes (benefit) and extraordinary gain (loss) amounted to a $12.7 million loss in fiscal 2000, $13.7 million income and $4.0 million income for 1999 and 1998 fiscal years, respectively.

Income (loss) before extraordinary gain (loss) amounted to a $7.3 million loss in 2000, $8.3 million income in 1999 and $2.5 million income in 1998.

Extraordinary gain (loss) amounted to an extraordinary gain in fiscal 2000 of $1.1 million ($1.9 million less tax effect) from early extinguishment of $11.0 million of 10.75% Senior Notes due 2006, and an extraordinary loss in fiscal 1999 of $17.3 million ($28.5 million less tax effect) from the early extinguishment of all of the Company's 9% Notes and substantially all of the Company's 11% Notes.

Net loss, for fiscal 2000, amounted to $6.2 million, compared to a net loss of $9.0 million in 1999 and net income of $2.5 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds generated from operations and from borrowings from short-term revolving credit facilities. The Company's credit agreement became effective August 6, 1999 and expires in August 2002, and consists of a revolving loan facility for working capital of $50.0 million, all of which was available at September 24, 2000 and a letter of credit facility with a maximum availability of $25.0 million, of which $15.0 million was available at September 24, 2000. The letter of credit facility is maintained pursuant to the Company's workers' compensation and general liability self-insurance requirements.

The Company had no short-term borrowings outstanding at the end of fiscal years 2000, 1999 and 1998, and the Company did not incur short-term borrowings during fiscal years 2000, 1999 and 1998.

Working capital amounted to $111.8 million at September 24, 2000, $130.9 million at September 26, 1999 and $90.7 million at September 27, 1998. The Company's current ratios were 1.63:1, 1.79:1 and 1.78:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Net cash provided by operating activities amounted to $15.4 million in 2000, $59.3 million in 1999 and $26.4 million in 1998. Fluctuations in operating assets and liabilities are not unusual in the industry. The change in cash provided by operating activities in fiscal 2000 compared to fiscal 1999 was due primarily to larger than normal increases in asset and liability accounts in 1999 due to the acquisition of the 43 new stores. Cash provided by operating activities in fiscal 2000 consisted of increases in inventories, accounts payable and accrued liabilities and decreases in accounts receivable and prepaid expenses. The increase in cash provided by operating activities in fiscal 1999, when compared to fiscal 1998, was due primarily to increases in accounts payable and accrued liabilities, net of increases in inventories and accounts receivable that relate, primarily, to the post acquisition operations of the August 1999 acquisition of 43 supermarkets. The change in net cash provided by operating activities in fiscal 1998 was due to fluctuations in inventory, accounts payable and accrued liabilities.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTD.)


LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

Net cash used in financing activities during fiscal 2000 amounted to $10.7 million and consisted of funds of $8.7 million used to retire $11.0 million of 10.75% Senior Notes due 2006 and principal payment on capital lease obligations of $1.9 million. Net cash provided by financing activities in fiscal 1999 amounted to $152.9 million and consisted of reductions in capital lease obligations of $1.3 million and an issuance of $450.0 million of 10.75% Senior Notes due 2006 in August 1999. Proceeds from the 10.75% Notes were used to fund the early redemption of all ($100.0 million) of the outstanding 9% Notes and substantially all ($159.9 million) of the outstanding 11% Notes, together with early redemption premiums of $18.7 million and to pay fees and expenses of the debt offering of approximately $17.l million, which includes a financial advisory fee paid to La Cadena of $4.5 million. Additionally, proceeds from the 10.75% Notes were used to acquire the assets of 43 supermarkets and one future store site for approximately $136.2 million and the remaining proceeds were used for general corporate purposes including capital expenditures. Net cash used in financing activities during fiscal 1998 amounted to $1.3 million and consisted of reductions in capitalized lease obligations.

Net cash used in investing activities during fiscal 2000 amounted to $35.4 million and consisted of the purchase of property and equipment of $38.2 million which included approximately $21.8 million to fund projects related to the acquisition of the 43 supermarkets and related warehouse expansion. Additional capital expenditures were used to acquire land for a store site, fund year 2000 projects, as well as fund normal maintenance capital expenditures. Proceeds from the sale of assets amounted to $2.8 million and consisted primarily from the sale of a store site in Colton, California. The Colton store site was leased backed by the Company under an operating lease. Net cash used in investing activities during fiscal 1999 amounted to $176.1 million and consisted of $136.2 million to acquire the assets of 43 supermarkets, one future store site and related capitalized asset acquisition costs in August 1999. Capital expenditures of $42.8 million includes $12.6 million in point of sale scan systems and related equipment and warehousing and material handling equipment which were purchased as a direct result of the acquisition of the 43 supermarkets and included approximately $3.3 million in equipment and software purchased to achieve Year 2000 compliance. During fiscal 1999, capital expenditures were also incurred to complete the construction of the new Loma Linda supermarket and to complete 7 minor and 10 major remodels. Proceeds from sales of assets amounted to $2.9 million and consisted primarily of reimbursements from the landlord for costs incurred by the Company to construct its new supermarket in Loma Linda, which opened in December 1998. Capital expenditures for fiscal 1999 were funded through proceeds from the reimbursed construction costs of the Loma Linda supermarket, cash flow from operations and from proceeds from the issuance of the 10.75% Notes. Net cash used in investing activities for fiscal 1998 amounted to $27.0 million. Capital expenditures amounted to $26.3 million in 1998 and included costs to complete construction and to open two supermarkets, to begin construction on a third supermarket (which opened in December 1998) and to complete five minor and six major remodels.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTD.)


LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

The Company owns 50% of Santee Dairies, LLC. Hughes Family Markets ("Hughes"), located in Irwindale, California owns 50% of Santee Dairies, LLC. In May 1998, the Company increased its investment in Santee Dairies LLC by contributing $1.1 million into Santee's capital structure. Santee Dairies, Inc. is a wholly owned subsidiary of Santee Dairies LLC. Santee Dairies, Inc. operates a fluid milk processing plant in City of Industry, California. Santee provides the Company's supermarkets with a significant amount of high-quality fluid milk and other dairy products.

Management believes that cash capital expenditures for fiscal 2001 will be approximately $34.4 million.

Management believes that operating cash flow, supplemented by capital expenditures financings obtained through capital and operating leases, will be sufficient to meet the Company's currently identified operating needs and scheduled capital expenditures. However, there can be no assurance that such lease financings will be available to the Company.

The Company operated 155 supermarkets at September 24, 2000 and September 26, 1999 and operated 112 supermarkets at September 27, 1998.

The Company's supermarkets had approximately 5.1 million total square feet at September 24, 2000 and September 26, 1999 and had approximately 3.3 million total square feet at September 27, 1998.

    CREDIT FACILITIES
Stater Bros.' principal operating subsidiary, Stater Bros. Markets, signed a credit facility with Bank of America N.A. on August 6, 1999. The credit facility provides for (i) a $50.0 million three-year revolving loan facility and (ii) a $25.0 million three-year letter of credit facility. Borrowings under the revolving loan facility are unsecured and are expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support the purchase of inventory, obligations incurred in connection with the construction of stores, and workers' compensation insurance obligations. The availability of the loans and letters of credit are subject to certain sub-limits and other borrowing restrictions.

Indebtedness of Stater Bros. Markets under the August 6, 1999 credit facility is guaranteed by Stater Bros. Development, Inc., a subsidiary of Stater Bros., and any subsidiaries that Stater Bros. Markets or Stater Bros. Development, Inc. acquires or forms after the date of the credit facility.

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

The revolving loan facility will cease to be available and will be payable in full on August 6, 2002. Letters of credit under the credit facility can be issued until August 6, 2002, and all letters of credit must expire not later than August 6, 2003. The loans under the revolving loan facility must be repaid for a period of ten consecutive days semi-annually.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTD.)


LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

        CREDIT FACILITIES (CONTD.)

Loans under the revolving loan facility may be repaid and re-borrowed. The loans under the revolving loan facility may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the offshore rate. The commitments under the credit facility may be reduced by Stater Bros. Markets. Stater Bros. Markets will be required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. For purposes of that fee, commercial letters of credit will not constitute outstanding standby letters of credit issued under the letter of credit facility equal to 1.25% per annum on the face amount of such letters of credit, and will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letter of credit issued under the letter of credit facility.

Availability of the loans and letters of credit under the credit facility is subject to a monthly borrowing base test based on inventory. The credit facility requires Stater Bros. Markets to meet certain financial tests, including minimum net worth and minimum EBITDA tests. The credit facility contains covenants which, among other things, will limit indebtedness, liens, guarantee obligations, mergers, consolidations, liquidations and dissolutions, asset sales, leases, investments, loans and advances, transactions with affiliates, sale and leasebacks, other matters customarily restricted in such agreements and modifications to the holding company status of Stater Bros. Markets.

The credit facility also contains covenants that apply to Stater Bros. Holdings Inc., and Stater Bros. Holdings Inc. is a party to the credit facility for purposes of these covenants. These covenants, among other things, limit dividends and other payments in respect of Stater Bros. Holdings Inc.'s capital stock, prepayments and redemptions of the exchange notes and other debt, and limit indebtedness, investments, loans and advances by Stater Bros. Holdings Inc. The credit facility requires Stater Bros. Holdings Inc. and Stater Bros. Markets to comply with certain covenants intended to ensure that their legal identities remain separate.

The credit facility contains customary events of default, including payment defaults; material inaccuracies in representations and warranties; covenant defaults; cross-defaults to certain other indebtedness; certain bankruptcy events; certain ERISA events; judgments; defaults; invalidity of any guaranty; failure of Jack H. Brown to be Chairman of the Board and Chief Executive Officer of Stater Bros. Markets; and change of control.

As of September 24, 2000, for purposes of the credit facility with Bank of America, Stater Bros. Markets was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $100.0 million and exceeded minimum inventory coverage by approximately $64.4 million. The minimum EBITDA (as defined) covenant measurement period begins (as amended) in the quarter ending June 27, 2000, and requires an annualized minimum EBITDA of $75.0 million. As of September 24, 2000, Stater Bros. Markets exceeded minimum annualized EBITDA by approximately $10.3 million.

As of September 24, 2000, for the purposes of the credit facility with Bank of America, Stater Bros. Holdings Inc. was in compliance with all restrictive covenants.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTD.)


LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

        CREDIT FACILITIES (CONTD.)

The Company is also subject to certain covenants associated with its 11% Senior Notes due 2001 and its 10.75% Senior Notes due 2006. As of September 24, 2000, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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

YEAR 2000 COMPLIANCE

The Company successfully achieved compliance with the Year 2000 requirements and Year 2000 related issues had no material adverse effect on the Company's results of operations, liquidity or financial condition. However, no assurance can be given that unforeseen problems may not occur in the future that may have a material adverse effect on the Company's results of operations, liquidity or financial condition.

The Company's costs required to achieve Year 2000 compliance such as replace or modify Information Systems, including scheduled replacements of in-store Point of Sale equipment, was approximately $8.5 million, of which $7.0 million was capitalized and $1.5 million was expensed.

RECENT ACCOUNTING PRONOUNCEMENTS

During the Company's fiscal 2000, the Financial Accounting Standards Board issued or required the adoption of Statement of Financial Accounting Standards ("SFAS") No. 138 and No. 139. Adoption of SFAS No. 138 and No. 139 were either not applicable to the Company or were adopted by the Company in its fiscal 2000 and did not have a material effect on the Company's financial position or its results of operations in fiscal 2000.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Page Number
                                                                                -----------
Report of Independent Auditors...............................................        F-2

Consolidated Balance Sheets at September 27, 1998,
    September 26, 1999 and September 24, 2000................................        F-3

Fiscal years ended September 27, 1998, September 26, 1999 and
    September 24, 2000:

      Consolidated Statements of Operations..................................        F-5

      Consolidated Statements of Cash Flows..................................        F-6

      Consolidated Statements of Stockholders' Equity (Deficit)..............        F-7

Notes to Consolidated Financial Statements...................................        F-8

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

                                          None



                                    PART III
                                    --------


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

                    NAME               AGE                  POSITION
        ----------------------------   ---  ---------------------------------------------
        Jack H. Brown...............   61   Chairman of the Board, President
                                              and Chief Executive Officer

        Donald I. Baker.............   59   Executive Vice President

        H. Harrison Lightfoot.......   62   Group Senior Vice President - Development

        A. Gayle Paden..............   64   Group Senior Vice President - Administration

        Phillip J. Smith............   53   Sr. Vice President - Chief Financial Officer

        Bruce D. Varner.............   64   Director and Secretary

        Thomas W. Field, Jr.........   66   Vice Chairman of the Board of Directors

        C. Dale Warman..............   71   Director


BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

        Jack H. Brown has been President and Chief Executive Officer of the Company since June 1981 and Chairman of the Board since 1986. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly-owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 48 years. Mr. Brown has a majority interest and is the managing general partner of La Cadena Investments.

        Donald I. Baker has been Executive Vice President of the Company since October 1998. Mr. Baker joined the Company in November 1983 as Vice President-Warehouse and Transportation and was Group Senior Vice President-Administration from July 1996 to October 1998. From July 1992 to July 1996, Mr. Baker was Group Senior Vice President-Human Resources and Distribution. From August 1986 to July 1992, Mr. Baker was Senior Vice President-Human Resources and Distribution. Mr. Baker has approximately 34 years of experience in the supermarket industry. Prior to joining the Company, Mr. Baker was employed by American Community Stores Corporation, Inc., a subsidiary of Cullum Companies, Inc., a publicly held corporation, from 1972 to 1983 in various capacities including Vice President of Retail Operations, and was also employed by The Kroger Co. from 1966 to 1972.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTD.)


BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS (CONTD.)


        H. Harrison Lightfoot has been Group Senior Vice President-Development since May 1998 and was Group Senior Vice President-Retail Operations of the Company from June 1986 to May 1998. Mr. Lightfoot has served the Company for 46 years in various capacities, including store manager, buyer, general supervisor and Vice President. Mr. Lightfoot is a general partner of La Cadena Investments.

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

        Phillip J. Smith has been Senior Vice President and Chief Financial Officer since November 2000, and was Vice President and Controller from April 1998 until November 2000. Mr. Smith joined the Company in 1987 as Controller. Mr. Smith has approximately 25 years experience in the supermarket industry. Prior to joining the Company, Mr. Smith was employed by Market Basket Foodstores as Vice President and Chief Financial Officer from 1985 to 1987. From 1975 until 1985, Mr. Smith was employed by various divisions of Cullum Companies, Inc., a publicly held corporation, in various financial capacities.

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

        Thomas W. Field, Jr. has been Vice Chairman of the Board of Directors of the Company since May 1998 and a Director of the Company since 1994. He has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field was President of American Stores Company from 1981 to 1984 and was President of Alpha Beta Company from 1976 to 1984. Mr. Field was a Director of American Stores Company from 1979 to 1984. Mr. Field is a nationally recognized and highly regarded supermarket executive. Mr. Field has held various positions in the Supermarket Industry for over 41 years and serves as a Director for several companies including, Campbell Soup Company and Maxicare.

        C. Dale Warman has been a director of the Company since 2000. He served the Fred Meyer Company for over 41 years. He served as a director of Fred Meyer from 1975 to 1990. He served as president of Fred Meyer Foods from 1982 to 1990. He served as executive vice president of Fred Meyer Inc. from 1981 to 1990. He was executive vice president of Allied Foods from 1972 to 1975. He served as a director of Big Bear Stores from 1987 to 1989 and as a director of Allied Stores from 1973 to 1975. He is considered one of the supermarket industry's outstanding executives.

ITEM 11. EXECUTIVE COMPENSATION


The following table summarizes the compensation for services rendered during the prior three fiscal years paid to the CEO and the four most highly compensated executive officers other than the CEO of the Company:


                                                   ANNUAL COMPENSATION
                                 =========================================================
                                                                                               ALL OTHER
NAME AND                                                         BONUSES      OTHER ANNUAL   COMPENSATION
PRINCIPAL POSITION               YEAR          SALARY          (4)(5)(6)(7)   COMPENSATION    (1)(2)(3)
=========================        ====        ==========        ===========   ==============  ============
Jack H. Brown                    2000        $1,044,000        $2,000,000    $           -   $   51,000
Chairman, President and          1999        $  960,000        $2,800,000    $           -   $   27,071
Chief Executive Officer          1998        $  879,000        $  700,000    $           -   $   27,663

Donald I. Baker                  2000        $  360,000        $        -    $           -   $        -
Executive Vice President         1999        $  305,000        $  250,000    $           -   $    1,571
                                 1998        $  234,000        $  110,000    $           -   $    1,663

H. Harrison Lightfoot            2000        $  323,000        $        -    $           -   $        -
Group Senior Vice                1999        $  320,000        $  180,000    $           -   $    1,571
President, Development           1998        $  311,000        $  140,000    $           -   $    1,663

A. Gayle Paden                   2000        $  316,000        $        -    $           -   $        -
Group Senior Vice                1999        $  298,000        $  115,000    $           -   $    1,571
President, Administration        1998        $  279,500        $   55,000    $           -   $    1,663

Phillip J. Smith                 2000        $  150,000        $        -    $           -   $        -
Senior Vice President,           1999        $  139,000        $   92,000    $           -   $    1,571
Chief Financial Officer          1998        $  134,000        $   42,000    $           -   $    1,663


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

        (3) Includes Mr. Brown's Director Fees for 1998, 1999 and 2000, which amounted to $26,000, $25,500, and $51,000, respectively.

        (4) The Bonus reflected in 1999 for Mr. Brown includes a one-time bonus of $2,000,000 awarded in recognition of his expertise in acquiring 43 supermarkets from Albertson's and his expertise in handling the August 1999 offering of $450.0 million of 10.75% Senior Notes due 2006 and obtaining a $75.0 million credit facility.

        (5) The Bonuses reflected in 1999, for Mr. Baker, Mr. Lightfoot, Mr. Paden and Mr. Smith include one-time Bonuses, based upon the Company's acquisition and successful integration of 43 Supermarkets from Albertson's and Lucky, in Southern California.

        (6) The Board of Directors of Stater Bros. Holdings Inc. unanimously awarded Mr. Brown a one-time bonus in 2000 for successful integration of the 43 acquired supermarkets.

        (7) Annual Bonuses to be paid to the Named Executive Officers for fiscal 2000 had neither been calculated nor awarded as of December 12, 2000, the latest practical date.

                             STOCK OPTIONS AND SARS

                                      None

ITEM 11. EXECUTIVE COMPENSATION (CONTD.)


PENSION PLAN

The Company's Pension Plan for Salaried Employees (the "Pension Plan") is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee's compensation for each year up to the social security wage base, plus 2.15 percent of the employee's compensation for each year in excess of the social security wage base. The Named Executive Officers have the following years of credited service under the Pension Plan as of September 24, 2000: Jack H. Brown - 19 years, H. Harrison Lightfoot - 46 years, A. Gayle Paden - 14 years, Donald I. Baker - 17 years and Phillip J. Smith - 13 years.

The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with the Company. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 2000 retirees with ten or more years of service at retirement is $130,000. The maximum annual compensation that may be considered for 2000 retirees is $160,000.

                                                 PENSION PLAN TABLE

                                                   YEARS OF SERVICE
                             -------------------------------------------------------------
   REMUNERATION                   15           20           25          30           35
   ------------              ----------   ----------   ----------   ----------   ---------
    $100,000..............   $   22,359   $   29,812   $   37,265   $   44,718   $  52,171
     150,000..............       38,484       51,312       64,140       76,968      89,796
     200,000..............       54,609       72,812       91,015      109,218     127,421
     250,000..............       70,734       94,312      117,890      141,468     165,046
     300,000..............       86,859      115,812      144,765      173,718     202,671
     350,000..............      102,984      137,312      171,640      205,968     240,296
     400,000..............      119,109      158,812      198,515      238,218     277,921
     450,000..............      135,234      180,312      225,390      270,468     315,546
     500,000..............      151,359      201,812      252,265      302,718     353,171


COMPENSATION OF DIRECTORS

Directors of the Company are paid an annual fee of $50,000 plus $500 for each board meeting attended.

EMPLOYMENT AND SEVERANCE AGREEMENTS

In June of 2000, the Company's principal operating subsidiary, Stater Bros. Markets, entered into Employment Agreements with Messrs. Brown, Baker, Lightfoot, Paden and Smith. Under each of the Agreements, the employee is employed to serve as an officer of the Company and with certain exceptions the Agreements prohibits the employee from employment in any other business except for a parent or subsidiary of the Company. Each of the Agreements may be terminated by the Company with cause and by either party without cause upon ninety (90) days written notice. If the employment is terminated without cause, the Employee's compensation continues through the expiration of the term of the Agreement then in effect except in the event of termination of

ITEM 11. EXECUTIVE COMPENSATION (CONTD.)


EMPLOYMENT AND SEVERANCE AGREEMENTS (CONTD.)

any of the Agreements of Messrs. Baker, Lightfoot, Paden and Smith by Mr. Brown or by the Board of Directors with the consent of Mr. Brown. If the employee is terminated as a result of a change of control, he is entitled to receive all salary and benefits provided under the Agreement for the original term notwithstanding termination of his employment. Each Agreement provides for annual base compensation at the employee's current level with annual increases plus employee benefits and incentive bonus calculated in accordance with a formula based on the Company's earnings. Mr. Brown's Agreement has an original term of five (5) years which is automatically renewed on July 1 of each year for a five (5) year term unless ninety (90) days notice of termination is given by either party. Mr. Baker's Agreement has an original term of four (4) years and unless sooner terminated is renewed automatically through April 20, 2006, the date of Mr. Baker's sixty-fifth (65th) birthday, the Company's normal retirement age. Mr. Lightfoot's and Mr. Paden's Agreements have terms ending on March 5, 2003 and November 6, 2001 respectively, the dates of their respective sixty-fifth (65) birthdays, the Company's normal retirement age. Mr. Smith's Agreement has an original term of three (3) years which is automatically renewed for an additional term of three (3) years unless sooner terminated.

In addition, the Company's operating entity, Stater Bros. Markets, entered into employment contracts with 44 additional members of Senior Management during fiscal 2000.

The Company's severance policies generally provide for two weeks of severance pay to full-time, non-bargaining unit employees for every year of service to the Company, up to a maximum of twelve weeks.

PHANTOM STOCK PLAN

Stater Bros. Holdings maintains a phantom stock plan to provide additional incentive compensation to certain executives of Stater Bros. Markets whose performance is considered especially critical to the Company's business. Under the plan, grants may be made by the Compensation Committee and Board of Directors to persons recommended by the Chairman of the Board or Chief Executive Officer. Existing stockholders and partners of La Cadena Investments are not eligible to receive awards. Awards under the plan are for units which have a value equal to a fraction of a share of Stater Bros. Holdings common stock. The value of the units awarded under the plan will increase or decrease in accordance with the value of the common stock. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of the Company; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as Stater Bros. Holdings may determine) following termination of the participant's employment by reason of retirement, permanent total disability or death. Awards under the plan vest after five years, except that upon a participant's early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any unvested awards under the plan will terminate and no payment will be made thereunder.

Payments pursuant to units awarded under the plan are based upon the value of a share of common stock at the date of retirement, permanent total disability or death, except that if such date occurs within two years of the grant the amount of payment, per unit, is limited to the appreciated value of a share of stock during the period. Upon a change of control, the payment on all units is equal to the value of a fraction of a Stater Bros. Holdings common stock share.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT


The following table sets forth, as of December 12, 2000, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by
(a) each person known by the Company to beneficially own more than 5% of such stock, (b) each director of the Company, (c) each of the Named Executive Officers, and (d) all directors and executive officers of the Company as a group:

                                             Shares of
                                           Class A Common       Percentage of
                                               Stock              Class A
Name and Address                           Beneficially         Common Stock
of Beneficial Owner                            Owned             Outstanding
-------------------                        --------------       -------------
La Cadena Investments (1).                     50,000               100%
Jack H. Brown (1)(2)......                     50,000               100%
H. Harrison Lightfoot (1)(2)                   50,000               100%
Richard C. Moseley (1)(2).                     50,000               100%
A. Gayle Paden (2)........                         --                 --
Donald I. Baker (2).......                         --                 --
Phillip J. Smith (2)......                         --                 --
Bruce D. Varner (2).......                         --                 --
Thomas W. Field, Jr. (2)..                         --                 --
C. Dale Warman (2)........                         --                 --
All directors and executive
 officers as a group
 (8 persons) (1)..........                     50,000               100%

-------------

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

        (2) The address of Messrs. Brown, Lightfoot, Moseley, Paden, Baker, Smith, Varner, Field and Warman is c/o the Company at 21700 Barton Road, Colton, California 92324.

CHANGE OF CONTROL ARRANGEMENTS

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Mr. Bruce D. Varner and the law firm of Varner, Saleson & Dobler LLP, of which Mr. Varner is a partner, have performed legal services in the past for the Company. The total cost of such legal services incurred by the Company during fiscal 2000 was approximately $1.5 million. The Company believes that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner, Saleson & Dobler LLP were at least as fair to the Company as could have been obtained from unaffiliated law firms. The Company expects such services to continue in the future.

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

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                       AND REPORTS ON FORM 8-K (CONTD.)

(a)(3)  Exhibits (contd.)

            EXHIBIT NO.            DESCRIPTION
            -----------            -----------

               10.16          (1)  Amended and Restated Sublease Agreement dated
                                   June 1, 1983, between Wren Leasing Corp., as
                                   Lessor, and Stater Bros. Markets, as Lessee.

               10.17          (1)  Preferred Stock Agreement dated March 22,
                                   1983, between Stater Bros. Markets and
                                   Petrolane Incorporated.

               10.18          (1)  Escrow Agreement dated September 19, 1985, by
                                   and among Stater Bros. Markets, Petrolane
                                   Incorporated and First Interstate Bank of
                                   California.

               10.19          (5)  Dealer Manager Agreement dated as of July 1,
                                   1999, by and between Stater Bros. and Banc of America Securities LLC.

               10.20          (6)  Employment contract dated June 1, 2000 by and
                                   between Stater Bros. Markets and Jack H.
                                   Brown.

               10.21.1        (7)  Employment contract dated June 1, 2000, as
                                   amended, by and between Stater Bros. Markets and Donald I. Baker.

               10.22.1        (7)  Employment contract dated June 1, 2000, as
                                   amended, by and between Stater Bros. Markets and A. Gayle Paden.

               10.23          (7)  Employment contract dated June 1, 2000 by and
                                   between Stater Bros. Markets and H. Harrison
                                   Lightfoot.

               10.24          (7)  Employment contract dated June 1, 2000 by and
                                   between Stater Bros. Markets and Phillip J.
                                   Smith

               10.25          (7)  Stater Bros. Holdings Inc. Phantom Stock Plan

               11                  Calculation of earnings per common share.

               12 Computation of ratio of earnings to fixed charges.

               21             (1)  Subsidiaries of the Company.

               24             (5)  Powers of Attorney (included on signature
                                   pages of this Registration Statement on Form
                                   S-4)

               25             (5)  Form T-1 Statement of Eligibility and
                                   Qualification of IBJ Whitehall Bank & Trust
                                   Company, as Trustee.

               27                  Financial Data Schedule

               -----------------------------------------------------------------

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

               (6) Previously filed with the Securities and Exchange Commission as exhibits to Registrant's Quarterly Report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000.

               (7) Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000.

               Copies of Exhibits listed herein can be obtained by writing and requesting such Exhibits from: Corporate Secretary, P. O. Box 150, Colton, California 92324.


(b)     Reports on Form 8-K

        None

                           STATER BROS. HOLDINGS INC.
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2000
                                    FORM 10-K

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


       DECEMBER 12, 2000                         STATER BROS. HOLDINGS INC.
-----------------------------
           DATE


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


            SIGNATURE                           TITLE                              DATE
            ---------                           -----                              ----


   /S/    JACK H. BROWN                CHAIRMAN OF THE BOARD, PRESIDENT       DECEMBER 12, 2000
---------------------------------      AND CHIEF EXECUTIVE OFFICER            -----------------
          JACK H. BROWN                AND DIRECTOR (PRINCIPAL
                                       EXECUTIVE OFFICER)


   /S/    THOMAS W. FIELD, JR.         VICE CHAIRMAN OF THE BOARD             DECEMBER 12, 2000
---------------------------------      AND DIRECTOR                           -----------------
          THOMAS W. FIELD, JR.


   /S/    BRUCE D. VARNER              SECRETARY AND DIRECTOR                 DECEMBER 12, 2000
---------------------------------                                             -----------------
          BRUCE D. VARNER


   /S/    C. DALE WARMAN               DIRECTOR                               DECEMBER 12, 2000
---------------------------------                                             -----------------
          C. DALE WARMAN


   /S/    PHILLIP J. SMITH             SR. VICE PRESIDENT -                   DECEMBER 12, 2000
---------------------------------      CHIEF FINANCIAL OFFICER                -----------------
          PHILLIP J. SMITH             (PRINCIPAL ACCOUNTING OFFICER)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                               Page Number
                                                                               -----------
Report of Independent Auditors..............................................        F-2

Consolidated Balance Sheets at September 27, 1998,
    September 26, 1999 and September 24, 2000...............................        F-3

Fiscal years ended September 27, 1998, September 26, 1999 and
    September 24, 2000:

      Consolidated Statements of Operations.................................        F-5

      Consolidated Statements of Cash Flows.................................        F-6

      Consolidated Statements of Stockholders' Equity (Deficit).............        F-7

Notes to Consolidated Financial Statements..................................        F-8

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
Stater Bros. Holdings Inc.

        We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. and subsidiaries as of September 27, 1998, September 26, 1999 and September 24, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the 52-week periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. and subsidiaries as of September 27, 1998, September 26, 1999 and September 24, 2000, and the consolidated results of their operations and their cash flows for each of the 52-week periods then ended, in conformity with accounting principles generally accepted in the United States.






                                                            ERNST & YOUNG LLP
Riverside, California
November 30, 2000

                           STATER BROS. HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                  SEPT. 27,     SEPT. 26,     SEPT. 24,
                                                                    1998          1999          2000
                                                                  --------      --------      --------
Current assets
   Cash and cash equivalents ...............................      $ 57,281      $ 93,352      $ 62,631
   Lease guarantee escrow ..................................            --            --        13,180
   Receivables .............................................        20,451        28,296        28,181
   Income tax receivables ..................................            --         5,942           263
   Inventories .............................................       116,274       155,361       165,332
   Prepaid expenses ........................................         5,176         5,926         5,337
   Deferred income taxes ...................................         4,588         3,523        10,776
   Properties held for sale ................................         3,969         3,886         3,863
                                                                  --------      --------      --------

Total current assets .......................................       207,739       296,286       289,563


Investment in unconsolidated affiliate .....................         8,472         9,599        11,082


Property and equipment
   Land ....................................................        15,924        44,941        47,574
   Buildings and improvements ..............................        94,794       160,406       169,584
   Store fixtures and equipment ............................       100,781       150,027       172,465
   Property subject to capital leases ......................        14,368        25,261        25,261
                                                                  --------      --------      --------
                                                                   225,867       380,635       414,884


   Less accumulated depreciation and amortization ..........       107,513       120,906       144,370
                                                                  --------      --------      --------
                                                                   118,354       259,729       270,514


Deferred income taxes ......................................         2,449         4,297         3,676
Deferred debt issuance costs, net ..........................        12,294        16,774        14,569
Lease guarantee escrow .....................................         9,629        11,280            --
Other assets ...............................................         5,381         5,952         5,884
                                                                  --------      --------      --------
                                                                    29,753        38,303        24,129

Total assets ...............................................      $364,318      $603,917      $595,288
                                                                  ========      ========      ========


          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED BALANCE SHEETS (CONTD.)
                      (In thousands, except share amounts)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 SEPT. 27,       SEPT. 26,       SEPT. 24,
                                                                                   1998            1999            2000
                                                                                 ---------       ---------       ---------
Current liabilities
   Accounts payable .......................................................      $  65,553       $  97,169       $ 100,777
   Accrued payroll and related expenses ...................................         25,363          35,757          35,385
   Other accrued liabilities ..............................................         24,788          30,501          34,637
   Current portion of capital lease obligations and long-term debt ........          1,310           1,944           6,994
                                                                                 ---------       ---------       ---------

Total current liabilities .................................................        117,014         165,371         177,793

Long-term debt, less current portion ......................................        265,000         455,048         439,000
Capital lease obligations, less current portion ...........................          4,350          15,625          13,679
Long-term portion of self-insurance and other reserves ....................          8,284           7,450
                                                                                                                     9,875
Other long-term liabilities ...............................................          3,725           3,510           4,195
                                                                                 ---------       ---------       ---------

Total liabilities .........................................................        398,373         647,004         644,542

Stockholders' equity (deficit)
   Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares -
        0 in 1998, 1999 and 2000 ..........................................             --              --              --
   Class A Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares -
        50,000 in 1998, 1999 and 2000 .....................................              1               1               1
   Additional paid-in capital .............................................         12,715          12,715          12,715
   Retained earnings (deficit) ............................................        (46,771)        (55,803)        (61,970)
                                                                                 ---------       ---------       ---------

Total stockholders' equity (deficit) ......................................        (34,055)        (43,087)        (49,254)
                                                                                 ---------       ---------       ---------

Total liabilities and stockholders' equity (deficit)  .....................      $ 364,318       $ 603,917       $ 595,288
                                                                                 =========       =========       =========


          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share and share amounts)

                                                                                     Fiscal Year Ended
                                                                       -----------------------------------------------
                                                                        SEPT. 27,         SEPT. 26,         SEPT. 24,
                                                                          1998              1999              2000
                                                                       -----------       -----------       -----------
Sales ...........................................................      $ 1,726,107       $ 1,830,195       $ 2,417,710
Cost of goods sold ..............................................        1,323,522         1,387,619         1,819,068
                                                                       -----------       -----------       -----------
Gross profit ....................................................          402,585           442,576           598,642

Operating expenses:
   Selling, general and administrative expenses .................          353,075           377,195           532,147
   Depreciation and amortization ................................           15,434            16,591            25,580
   Acquisition integration expenses .............................               --             5,590             4,594
                                                                       -----------       -----------       -----------
Total operating expenses ........................................          368,509           399,376           562,321
                                                                       -----------       -----------       -----------

Operating profit ................................................           34,076            43,200            36,321

Interest income .................................................            3,059             3,308             3,244
Interest expense ................................................          (30,206)          (33,630)          (53,680)
Equity in income (loss) from unconsolidated affiliate ...........           (2,941)            1,130             1,483
Other income (expense) - net ....................................                2              (357)              (27)
                                                                       -----------       -----------       -----------

Income (loss) before income taxes (benefit) and
  extraordinary gain (loss) .....................................            3,990            13,651           (12,659)
Income taxes (benefit) ..........................................            1,459             5,372            (5,369)
                                                                       -----------       -----------       -----------
Income (loss) before extraordinary gain (loss) ..................            2,531             8,279            (7,290)

Extraordinary gain (loss), net of tax effect of
  $(11,233) in 1999 and $773 in 2000 ............................               --           (17,311)            1,123
                                                                       -----------       -----------       -----------
Net income (loss) ...............................................      $     2,531       $    (9,032)      $    (6,167)
                                                                       ===========       ===========       ===========

Earnings (loss) per common share:
   Before extraordinary gain (loss) .............................            50.62            165.58           (145.80)
   Extraordinary gain (loss) ....................................               --           (346.22)            22.46
                                                                       -----------       -----------       -----------

Earnings (loss) per common share ................................      $     50.62       $   (180.64)      $   (123.34)
                                                                       ===========       ===========       ===========

Average common shares outstanding ...............................           50,000            50,000            50,000
                                                                       ===========       ===========       ===========

Common shares outstanding at end of year ........................           50,000            50,000            50,000
                                                                       ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Fiscal Year Ended
                                                                            -----------------------------------------
                                                                            SEPT. 27,       SEPT. 26,       SEPT. 24,
                                                                              1998            1999            2000
                                                                            ---------       ---------       ---------
OPERATING ACTIVITIES:
Net income (loss) ....................................................      $   2,531       $  (9,032)      $  (6,167)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Extraordinary (gain) loss .........................................             --          17,311          (1,123)
   Depreciation and amortization .....................................         15,434          16,591          25,580
   Deferred income taxes .............................................            640            (783)         (6,632)
   (Gain) loss on disposals of assets ................................             (2)            357              29
   Net undistributed loss (income) in unconsolidated affiliate .......          2,941          (1,130)
                                                                                                               (1,483)
   Changes in operating assets and liabilities:
    (Increase) decrease in receivables ...............................          1,030          (7,845)            115
    (Increase) decrease in income tax receivables ....................             --          (5,942)          4,906
    Increase in inventories ..........................................           (761)         (8,264)         (9,971)
    (Increase) decrease in prepaid expenses ..........................           (509)          1,174             563
    (Increase) decrease in other assets ..............................            557             702             (11)
    Increase (decrease) in accounts payable ..........................         (1,281)         31,616           3,608
    Increase in accrued liabilities and long-term
     portion of self-insurance reserves ..............................          5,848          24,541           5,971
                                                                            ---------       ---------       ---------

Net cash provided by operating activities ............................         26,428          59,296          15,385
                                                                            ---------       ---------       ---------

FINANCING ACTIVITIES:
Proceeds from long-term debt .........................................             --         450,000              --
Debt issuance costs ..................................................             --         (17,122)             --
Premiums paid on early retirement of debt ............................             --         (18,668)             --
Principal payments on long-term debt .................................             --        (259,952)         (8,720)
Principal payments on capital lease obligations ......................         (1,257)         (1,346)         (1,944)
                                                                            ---------       ---------       ---------

Net cash provided by (used in) financing activities ..................         (1,257)        152,912         (10,664)
                                                                            ---------       ---------       ---------

INVESTING ACTIVITIES:
Acquisition of new stores ............................................             --        (136,221)             --
Investments in unconsolidated affiliate ..............................         (1,100)             --              --
Purchase of property and equipment ...................................        (26,278)        (42,840)        (38,203)
Proceeds from sale of property and equipment and properties
 held for sale .......................................................            402           2,924           2,761
                                                                            ---------       ---------       ---------
Net cash used in investing activities ................................        (26,976)       (176,137)        (35,442)
                                                                            ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents .................         (1,805)         36,071         (30,721)
Cash and cash equivalents at beginning of year .......................         59,086          57,281          93,352
                                                                            ---------       ---------       ---------

Cash and cash equivalents at end of year .............................      $  57,281       $  93,352       $  62,631
                                                                            =========       =========       =========

Interest paid ........................................................      $  27,133       $  27,309       $  52,520
Income taxes paid ....................................................      $   1,000       $     925       $      --


          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                        CLASS A     ADDITIONAL     RETAINED
                                                          COMMON        COMMON       PAID-IN       EARNINGS
                                                          STOCK         STOCK        CAPITAL      (DEFICIT)
                                                        ---------      --------      --------      --------
Balances at September 28, 1997 ...................      $      --      $      1      $ 12,715      $(49,302)
   Net income for 52 weeks ended
      September 27, 1998 .........................             --            --            --         2,531
                                                        ---------      --------      --------      --------

Balances at September 27, 1998 ...................             --             1        12,715       (46,771)
   Net loss for 52 weeks ended
      September 26, 1999 .........................             --            --            --        (9,032)
                                                        ---------      --------      --------      --------

Balances at September 26, 1999 ...................             --             1        12,715       (55,803)
   Net loss for 52 weeks ended
      September 24, 2000 .........................             --            --            --        (6,167)
                                                        ---------      --------      --------      --------

Balances at September 24, 2000 ...................      $      --      $      1      $ 12,715      $(61,970)
                                                        =========      ========      ========      ========


          See accompanying notes to consolidated financial statements.

                           STATER BROS. HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 24, 2000

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

        Description of Business

        Stater Bros. Holdings Inc. (the "Company") is engaged primarily in the operation of retail supermarkets. As of September 24, 2000, the Company operated 155 retail food supermarkets under the name "Stater Bros. Markets." The Company's supermarkets are located in Southern California's San Bernardino, Riverside, Los Angeles, Orange, Kern and San Diego counties. The Company and its predecessor companies have operated retail grocery stores under the "Stater Bros. Markets" name in the Inland Empire of Southern California since 1936.

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stater Bros. Markets ("Markets") and Stater Bros. Development, Inc. All significant inter-company transactions have been eliminated in consolidation.

        Fiscal Year

        The Company's fiscal year ends on the last Sunday in September. The fiscal years ended September 27, 1998, September 26, 1999 and September 24, 2000 were 52-week years.

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

        Self-insurance Reserves

        The Company provides reserves, subject to certain retention levels, for workers' compensation, general and automobile liability claims. Actuaries assist the Company in developing reserve estimates for its self-insured liabilities. Such reserves are discounted at a rate approximating 10%. The Company is self-insured, subject to certain retention levels, for healthcare costs of eligible non-bargaining unit employees. Such healthcare reserves are not discounted.

                           STATER BROS. HOLDINGS INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTD.)

        Recent Accounting Pronouncements

        During the Company's fiscal 2000, the Financial Accounting Standards Board issued or required the adoption of Statement of Financial Accounting Standards ("SFAS") No. 138 and No. 139. Adoption of SFAS No. 138 and No. 139 were either not applicable to the Company or were adopted by the Company in its fiscal 2000 and did not have a material effect on the Company's financial position or its results of operations in fiscal 2000.

        Property and Equipment

        Property and equipment are stated at cost and are depreciated or amortized, principally on the straight-line method over the estimated useful lives of the assets, and for capitalized leases over the initial lease term or the estimated economic life of the asset.

        The average economic lives are as follows:

                                              Range            Most Prevalent
                                           -------------       --------------
Buildings and improvements .......         8 - 30 Years          25 Years
Store furniture and equipment ....         3 - 10 Years          5 Years
Property subject to capital leases         Life of Lease         25 Years

        Income Taxes

        The Company provides for deferred income taxes as timing differences arise between income and expenses recorded for financial and income tax reporting purposes.

        Cost of Goods Sold

        Costs of goods sold include certain warehousing, transportation and distribution costs.

        Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - DEBT

        Long-term debt consisted of the following:

                                               Sept. 27,        Sept. 26,        Sept. 24,
                                                 1998             1999             2000
                                               --------         --------         --------
                                                             (In thousands)
11% Senior Notes due 2001 ............         $165,000         $  5,048         $  5,048

9 % Senior Subordinated Notes due 2004          100,000               --               --

10.75% Senior Notes due 2006 .........               --          450,000          439,000
                                               --------         --------         --------

Total long-term debt .................         $265,000         $455,048         $444,048
                                               ========         ========         ========

                           STATER BROS. HOLDINGS INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 2 - DEBT (CONTD.)

        As of September 24, 2000, principal payments amounting to $5.0 million are due in 2001. Interest on the 11% Senior Notes due 2001 is payable semi-annually on September 1 and March 1. Interest on the 10.75% Senior Notes due 2006 is payable semi-annually on February 15 and August 15. Principal on the 10.75% Senior Notes is due in the year 2006.

        Interest capitalized during fiscal years 1998, 1999 and 2000 amounted to $224,000, $64,000 and $35,000 respectively. Interest expense incurred, before the effect of capitalized interest, during 1998, 1999 and 2000 amounted to $30,430,000, $33,694,000 and $53,715,000, respectively.

        The Company did not have short-term borrowings outstanding at September 27, 1998, September 26, 1999 and September 24, 2000. The Company did not incur any short-term borrowings during fiscal years 1998, 1999 and 2000.

        The Company is subject to certain covenants associated with its 11% Senior Notes due 2001 and with its 10.75% Senior Notes due 2006. As of September 24, 2000, the Company was in compliance with all such covenants.

NOTE 3 - UNCONSOLIDATED AFFILIATE

        The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. ("Santee"), it operated a fluid milk processing plant located in Los Angeles, California, and as of May 1, 1998, Santee moved its operations to a newly constructed fluid milk processing plant in City of Industry. The Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized a loss of $2,941,000 and income of $1,130,000 and $1,483,000 for fiscal years 1998, 1999 and 2000, respectively.
The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:

                                                                      52 Weeks                            53 Weeks
                                                       -------------------------------------        --------------
                                                       Sept. 26, 1998         Sept. 25, 1999        Sept. 30, 2000
                                                       --------------         --------------        --------------
                                                                              (In thousands)
Current assets ...................................        $  19,690             $  15,557              $  19,341

Non-current assets ...............................          111,236               106,284                100,681

Current liabilities ..............................           31,178                24,861                 25,639

Non-current liabilities ..........................           82,807                77,782                 72,220

Shareholder's equity .............................           16,941                19,198                 22,163



Sales ............................................          166,314               168,638                177,336

Gross profit .....................................            3,509                19,730                 29,045

Net income (loss) ................................        $  (5,711)            $   2,257              $   2,965

                           STATER BROS. HOLDINGS INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 3 - UNCONSOLIDATED AFFILIATE (CONTD.)

        The Company accepted and paid an incremental price in costs of product purchased from Santee of approximately $4.3 million for product delivered by Santee to the Company during the last eighteen weeks of fiscal 1998, $9.4 million in fiscal 1999 and $48,000 in fiscal 2000. The incremental price in cost of product is included in cost of goods sold of the Company. The incremental price in the cost of product purchased from Santee by the Company was discontinued in October 1999, however, no assurances can be provided that the incremental prices will remain discontinued.

NOTE 4 - BANK FACILITIES

        Stater Bros.' principal operating subsidiary, Stater Bros. Markets, signed a credit facility with Bank of America N.A. on August 6, 1999. The credit facility provides for (i) a $50.0 million three-year revolving loan facility and
(ii) a $25.0 million three-year letter of credit facility. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support the purchase of inventory, obligations incurred in connection with the construction of stores, and worker's compensation insurance obligations. The availability of the loans and letters of credit are subject to certain sub-limits and other borrowing restrictions.

        Indebtedness of Stater Bros. Markets under the August 6, 1999 credit facility is guaranteed by Stater Bros. Development, Inc., a subsidiary of Stater Bros., and any subsidiaries that Stater Bros. Markets or Stater Bros. Development, Inc. acquires or forms after the date of the credit facility.

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

        The revolving loan facility will cease to be available and will be payable in full on August 6, 2002. Letters of credit under the credit facility can be issued until August 6, 2002, and all letters of credit must expire not later than August 6, 2003. The loans under the revolving loan facility must be repaid for a period of ten consecutive days semi-annually.

        Loans under the revolving loan facility may be repaid and re-borrowed. The loans under the revolving loan facility may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the offshore rate. The commitments under the credit facility may be reduced by Stater Bros. Markets. Stater Bros. Markets will be required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. For purposes of that fee, commercial letters of credit will not constitute outstanding standby letters of credit issued under the letter of credit facility equal to 1.25% per annum on the face amount of such letters of credit, and will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letter of credit issued under the letter of credit facility.

                           STATER BROS. HOLDINGS INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 4 - BANK FACILITIES (CONTD.)

Availability of the loans and letters of credit under the credit facility is subject to a monthly borrowing base test based on inventory. The credit facility requires Stater Bros. Markets to meet certain financial tests, including minimum net worth and minimum EBITDA tests. The credit facility contains covenants which, among other things, will limit indebtedness, liens, guarantee obligations, mergers, consolidations, liquidations and dissolutions, asset sales, leases, investments, loans and advances, transactions with affiliates, sale and leasebacks, other matters customarily restricted in such agreements and modifications to the holding company status of Stater Bros. Markets.

The credit facility also contains covenants that apply to Stater Bros. Holdings Inc., and Stater Bros. Holdings Inc. is a party to the credit facility for purposes of these covenants. These covenants, among other things, limit dividends and other payments in respect of Stater Bros. Holdings Inc.'s capital stock, prepayments and redemptions of the exchange notes and other debt, and limit indebtedness, investments, loans and advances by Stater Bros. Holdings Inc. The credit facility requires Stater Bros. Holdings Inc. and Stater Bros. Markets to comply with certain covenants intended to ensure that their legal identities remain separate.

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

As of September 24, 2000, for purposes of the credit facility with Bank of America, Stater Bros. Markets was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $100.0 million and exceeded minimum inventory coverage by approximately $64.4 million. The minimum EBITDA (as defined) covenant measurement period begins (as amended) in the quarter ending June 27, 2000, and requires an annualized minimum EBITDA of $75.0 million. As of September 24, 2000, Stater Bros. Markets exceeded minimum annualized EBITDA by approximately $10.3 million.

As of September 24, 2000, for the purposes of the credit facility with Bank of America, Stater Bros. Holdings Inc. was in compliance with all restrictive covenants.

The Company is also subject to certain covenants associated with its 11% Senior Notes due 2001 and its 10.75% Senior Notes due 2006. As of September 24, 2000, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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

        A portion of the Company's lease obligations are guaranteed by Petrolane Incorporated ("Petrolane") or its successor (see Note 6). The leases guaranteed by Petrolane had initial terms of 20 years and expire in the year 2003. Lease payments for the properties subject to the Petrolane guarantees are approximately $10.0 million per year. Under the terms of the agreement related to the Company's acquisition of Stater Bros. Markets from Petrolane in 1983, as amended in 1985, Stater Bros. Markets is required to make annual deposits into a lease guarantee escrow account. The amount of each annual deposit is to be based on (a) a percentage of sales of 20 supermarkets, as specified in the agreement, to the extent they exceed a defined base; and (b) a percentage of rents adjusted for increases in the Consumer Price Index for certain rental property, including the Company's office and warehouse complex. The Company deposited $1,113,000, $1,176,000 and $1,247,000 into the lease guarantee escrow account during fiscal years 1998, 1999 and 2000, respectively.

        Upon termination of the leases, or the termination of the Petrolane lease guarantees, all amounts deposited into the lease guarantee escrow account, plus interest thereon, less any amounts disbursed, will be returned to the Company. At September 24, 2000, the lease guarantee escrow account had a cumulative balance of $13,180,000, compared to $11,280,000 and $9,629,000 as of September 26, 1999 and September 27, 1998, respectively.

        Petrolane, or its successor, has the right to cause the escrow holder to disburse funds from the amounts held in the lease guarantee escrow account for any amounts which Petrolane or its successor may be required to pay as guarantor of the lease obligations of Stater Bros. Markets.

        Subsequent to year end, all of the store leases guaranteed by Petrolane were extended for additional five year terms following expiration of their respective initial terms in 2003 (the effect of these extensions are not reflected in the table below), and the Petrolane guarantees of these leases were terminated in exchange for a $400,000 fee. In addition, Stater Bros. Markets redeemed all outstanding shares of its $11.00 Cumulative Redeemable Preferred Stock due 2003 from Texas Eastern Corporation, Petrolane's assignee of such preferred stock (See Note 6). As part of these transactions, the lease guarantee escrow account was terminated and the $13.2 million in such account was released to Stater Bros. Markets

                           STATER BROS. HOLDINGS INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 5 - LEASES (CONTD.)


        Following is a summary of future minimum lease payments as of September 24, 2000:

                                                                    Operating
                                                                     Leases
                                                    Capital          Minimum
Fiscal Year                                         Leases           Payment
                                                   --------         --------
                                                        (In thousands)
2001 .....................................         $  4,339         $ 28,611
2002 .....................................            3,586           27,815
2003 .....................................            3,090           25,125
2004 .....................................            2,787           13,639
2005 .....................................            2,453           12,899
Thereafter ...............................           15,402           98,879
                                                   --------         --------

Total minimum lease payments .............           31,657         $206,968
                                                                    ========
Less amounts representing interest .......           16,032
                                                   --------
Present value of minimum lease payments ..           15,625
Less current portion .....................            1,946
                                                   --------

Long-term portion ........................         $ 13,679
                                                   ========

        Rental expense and sublease income were as follows:

                                 Sept. 27, 1998  Sept. 26, 1999   Sept. 24, 2000
                                 --------------  --------------   --------------
                                                 (In thousands)
Minimum rentals ............         $20,194         $22,088         $24,280
Rentals based on sales .....         $ 4,727         $ 4,739         $10,318
Sublease income ............         $ 1,267         $ 1,210         $   970

        Aggregate sublease income to be received subsequent to September 24, 2000 is approximately $3,382,000.

NOTE 6 - PREFERRED STOCK

        As of September 24, 2000, Stater Bros. Markets has issued and outstanding 10 shares of its $11.00 Cumulative Redeemable Preferred Stock due in 2003 for $1,000 plus accrued and unpaid dividends. Dividends are accrued at the rate of $11.00 per share per annum. The preferred stock was issued in conjunction with a guarantee of Stater Bros. Markets lease obligations by Petrolane Incorporated or its successors (see Note 5). For as long as shares of the $11.00 Cumulative Redeemable Preferred Stock remain outstanding, Stater Bros. Markets is subject to certain covenants. The most restrictive covenant limits the amount of dividends that may be paid to amounts that may be legally paid under applicable state laws. At September 24, 2000, accumulated earnings available for dividend distributions were approximately $384.0 million. In the event of non-compliance by Stater Bros. Markets, the holders of the Stater Bros. Markets preferred stock may elect the Board of Directors of Stater Bros. Markets. At September 24, 2000, Stater Bros. Markets was in compliance with these covenants.

        Subsequent to year end, the Company paid all cumulative deferred dividends and redeemed all outstanding $11.00 Cumulative Redeemable Preferred Stock due 2003 of Stater Bros. Markets (see Note 5).

                           STATER BROS. HOLDINGS INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 7 - INCOME TAXES

        The provision for income taxes (benefit) consisted of the following:

                                        Sept. 27, 1998   Sept. 26, 1999   Sept. 24, 2000
                                        --------------   --------------   --------------
                                                         (In thousands)
 Current
   Federal .......................         $ 1,921          $ 3,914          $    --
   State .........................             795              496               --
                                           -------          -------          -------
                                             2,716            4,410               --
                                           -------          -------          -------
 Deferred
   Federal .......................            (813)             839           (4,810)
   State .........................            (444)             123             (559)
                                           -------          -------          -------
                                            (1,257)             962           (5,369)
                                           -------          -------          -------
 Income tax expense (benefit) ....         $ 1,459          $ 5,372          $(5,369)
                                           =======          =======          =======

        Federal and State income taxes benefit for fiscal year ended September 24, 2000 is exclusive of the income tax expense associated with the extraordinary gain from the early extinguishment of debt. Such Federal and State income tax expense in 2000 amounted to $605,000 and $168,000, respectively.

        The current portion of Federal and State income taxes for fiscal year ended September 26, 1999 is exclusive of the tax benefits associated with the extraordinary loss from the early extinguishment of debt. Such Federal and State tax benefits in 1999 amounted to $9.9 million and $1.3 million, respectively.

        A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

                                               Sept. 27, 1998      Sept. 26, 1999     Sept. 24, 2000
                                               --------------      --------------     --------------
Statutory federal income tax rate ....              34.0%               35.0%              35.0%
State franchise tax rate, net of
    federal income tax benefit .......               6.1                 3.0                2.8
Tax credits ..........................              (2.7)                0.5                4.6
Other ................................              (0.9)                0.9                 --
                                                    ----                ----               ----
                                                    36.5%               39.4%              42.4%
                                                    ====                ====               ====

        Components of deferred income taxes are as follows:

                                                             Sept. 27, 1998         Sept. 26, 1999          Sept. 24, 2000
                                                             --------------         --------------          --------------
                                                                                    (In thousands)
     Deferred income tax assets:
     Self-insurance reserves ......................              $  3,712               $  4,086               $  6,290
     Pension and vacation liabilities .............                 1,812                  2,495                  3,425
     Inventories  .................................                 1,341                  1,495                  1,495
     Investment in unconsolidated affiliate .......                 1,917                  1,677                  1,073
     Income deferred for book purposes ............                 1,695                  2,094                  2,789
     Net operating loss carry forward .............                    --                     --                  8,954
                                                                 --------               --------               --------
         Total deferred income tax assets .........                10,477                 11,847                 24,026
     Deferred income tax liabilities:
     Property and equipment .......................                  (347)                (1,610)                (4,090)
     Other assets .................................                  (950)                (1,561)                (2,058)
     Other, net ...................................                (2,143)                  (856)                (3,426)
                                                                 --------               --------               --------
         Total deferred income tax liabilities ....                (3,440)                (4,027)                (9,574)
                                                                 --------               --------               --------
     Net deferred income tax assets ...............              $  7,037               $  7,820               $ 14,452
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

NOTE 8 - RETIREMENT PLANS

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

        Net periodic pension cost included the following components:

                                                        Sept. 27, 1998        Sept. 26, 1999         Sept. 24, 2000
                                                        --------------        --------------         --------------
                                                                              (In thousands)
Service cost - benefits earned during
  the period ................................              $   902                $ 1,081                $   898
Interest cost on projected benefit
  obligation ................................                1,241                  1,657                  1,688
Actual return on assets .....................               (1,033)                (1,134)                (1,248)
Net amortization and deferral ...............                  187                     27                     27
Recognized gains or losses ..................                   --                    295                    203
Prior service cost recognized ...............                   --                     (5)                    (5)
                                                           -------                -------                -------
Net periodic pension cost ...................              $ 1,297                $ 1,921                $ 1,563
                                                           =======                =======                =======
Assumptions used for accounting were:
Discount rate ...............................                 7.50%                  6.75%                  7.75%
Rate of increase in compensation levels .....                 5.00%                  5.00%                  5.00%
Expected long-term rate of return on
  assets ....................................                 9.00%                  9.00%                  9.00%

                           STATER BROS. HOLDINGS INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 8 - RETIREMENT PLANS (CONTD.)

        Pension Plan (contd.)

        The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at:

                                                                 Sept. 27, 1998         Sept. 26, 1999         Sept. 24, 2000
                                                                 --------------         --------------         --------------
                                                                                        (In thousands)
 Actuarial present value of benefit obligations:
   Vested benefit obligation ..........................              $ 15,376               $ 14,112               $ 16,284
                                                                     ========               ========               ========
   Accumulated benefit obligation .....................              $ 15,850               $ 14,655               $ 16,326
                                                                     ========               ========               ========
 Projected benefit obligation .........................              $(21,636)              $(22,064)              $(24,259)
 Plan assets at fair value,
   primarily notes and bonds ..........................                11,951                 13,129                 15,227
                                                                     --------               --------               --------
 Projected benefit obligation in
   excess of plan assets ..............................                (9,685)                (8,935)                (9,032)
 Unrecognized net loss ................................                 6,774                  5,504                  5,695
 Unrecognized prior service cost ......................                   (61)                   (56)                   (51)
 Unrecognized net obligations established
   October 1, 1987 ....................................                   162                    135                    108
                                                                     --------               --------               --------
 Pension (liability) recognized in the
    balance sheet .....................................              $ (2,810)              $ (3,352)              $ (3,280)
                                                                     ========               ========               ========


        Expenses recognized for this retirement plan were $1,499,000, $2,166,000 and $1,678,000 in 1998, 1999 and 2000, respectively.

        Profit Sharing Plan

        The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $420,000, $419,000 and $425,000 in 1998, 1999 and 2000,
respectively.

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

                           STATER BROS. HOLDINGS INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 8 - RETIREMENT PLANS (CONTD.)

        Multi-Employer Plans (contd.)

        The Company's expense for these retirement plans and health and welfare plans consisted of the following:

                                                   Sept. 27, 1998      Sept. 26, 1999       Sept. 24, 2000
                                                   --------------      --------------       --------------
                                                                       (In thousands)
Multi-Employer Pension Plans ...........              $12,420              $ 5,886              $ 8,312
Multi-Employer Health and Welfare ......               36,930               38,364               56,552
                                                      -------              -------              -------
Total Multi-Employer Benefits ..........              $49,350              $44,250              $64,864
                                                      =======              =======              =======

        The Company's employer contributions fluctuate as a result of periodic resumptions and suspensions of employer contributions to collective bargaining trusts.

NOTE 9 - LABOR RELATIONS

        The Company and other major supermarket employers in Southern California negotiated a four-year contract, beginning October 1999, with the United Food and Commercial Workers Union. The Company's collective bargaining agreement with the International Brotherhood of Teamsters was renewed in 1998 and expires in September 2002. Management believes it has good relations with its employees.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTD.)

        The estimated fair values of the Company's financial instruments are as follows:

                                                             As of
                                                       September 24, 2000
                                                 ------------------------------
                                                         (In thousands)
                                                 Carrying                Fair
                                                  Amount                 Value
                                                 --------              --------
Cash and cash equivalents .........              $ 62,631              $ 62,631
Receivables .......................              $ 28,181              $ 28,181
Long-term debt ....................              $444,048              $369,418
Capitalized lease obligations .....              $ 15,625              $ 15,625

NOTE 11 - LITIGATION MATTERS

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

On June 19, 1997, Stater Bros. Markets was named as a defendant in the case of Ufondu, et al. vs. Stater Bros. Markets filed in the Superior Court of the State of California for the County of San Bernardino. The complaint filed by twelve employees sought damages alleging racial discrimination in the Company's employment practices. This case was settled during fiscal 2000 with the payment of damages to the plaintiffs without any admission of liability by Stater Bros. Markets, which payment has been accounted for in the Company's financial statements.

On September 21, 2000, Stater Bros. Markets was named as a defendant in two cases, Barnhart, et al vs. Stater Bros. Markets and Jenkins/Harvth, et al vs. Stater Bros. Markets, both filed in the Superior Court of the State of California for the County of San Bernardino. The complaints were purportedly filed on behalf of Stater Bros. Markets store managers and assistant store managers respectively alleging that such workers are non-exempt under California Wage Law and are therefore entitled to overtime wages. The Company believes the complaints are without merit and intends to vigorously defend these cases and does not believe that the outcome of these cases will result in any material adverse effect on the Company's results of operations or consolidated financial condition.

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)



NOTE 12 - ACQUISITION

        On May 7, 1999, the Company entered into an agreement with Albertson's to acquire 43 supermarkets and one future store site. The stores were formerly operated by Albertson's or Lucky Stores and were divested in connection with the merger of Albertson's and American Stores Company, the parent of Lucky Stores. The supermarkets were acquired sequentially over a twenty-four day period beginning August 9, 1999. The purchase price for the property, plant, equipment and inventories of 43 supermarkets and one future store site was approximately $134.0 million plus capital lease obligations assumed of $13.3 million and approximately $2.2 million of capitalized costs related to the transfer of ownership of the supermarkets. The acquisition was accounted for using the purchase method of accounting and the results of operations of the 43 supermarkets are included in the Company's fiscal 1999 consolidated results of operations from the acquisition date of each supermarket.


        The following table provides unaudited pro forma financial data for the Company reflecting the completion of the Acquisition as if it occurred September 29, 1997. These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been or will be in the future. Pro forma results of operations for fiscal 1999 exclude an extraordinary loss of approximately $17.3 million ($28.5 million less tax effect of $11.2 million), related to the early extinguishment of debt. The acquisition has been included in the results of operation for all of fiscal 2000.

                                                                 Fiscal Year
                                                        -----------------------------
                                                           1998               1999
                                                        -----------       -----------
                                                   (In thousands, except per share amounts)
Sales                                                   $ 2,395,353       $ 2,433,182

Income (loss) before
     extraordinary loss                                 $    (2,775)      $    13,628

Earnings (loss) per common share
     before extraordinary loss                          $    (55.50)      $    272.56


NOTE 13 - EXTRAORDINARY GAIN (LOSS)

        In fiscal 2000, the Company incurred an extraordinary gain of $1.1 million ($1.9 million less tax effect) from early extinguishment of $11.0 million of 10.75% Senior Notes due 2006.

        In connection with the Acquisition of the 43 supermarkets and one future store site in August 1999, the Company issued $450.0 million of 10.75% Senior Notes due 2006 under Rule 144A of the Securities Act of 1933. A portion of the proceeds from the issuance were used to retire all of the 9% Senior Subordinated Notes due 2004 and retire substantially all of the 11% Senior Notes due 2001. The Company incurred an extraordinary loss of $17.3 million ($28.5 million less tax effect) associated with the early extinguishment of such debt in fiscal 1999.

                           STATER BROS. HOLDINGS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

NOTE 14 - QUARTERLY RESULTS (UNAUDITED)


        Quarterly results for fiscal 1998, 1999 and 2000 are as follows:
                                 (In thousands)



                                                         Gross            Operating             Net
                                         Sales           Profit          Profit (loss)      Income (Loss)
                                       ==========      ==========        =============      =============
Fiscal 1998 Quarters
13 weeks ended 12/28/97  ........      $  430,918      $   98,296         $   10,110         $    1,373
13 weeks ended 03/29/98  ........         422,829         100,467             10,090              1,225
13 weeks ended 06/28/98  ........         431,301          99,113              5,115             (1,185)
13 weeks ended 09/27/98  ........         441,059         104,709              8,761              1,118
                                       ----------      ----------         ----------         ----------

                                       $1,726,107      $  402,585         $   34,076         $    2,531
                                       ==========      ==========         ==========         ==========

Fiscal 1999 Quarters
13 weeks ended 12/27/98  ........      $  441,422      $  102,401         $    9,827         $    2,287
13 weeks ended 03/28/99  ........         441,802         104,811             13,085              3,736
13 weeks ended 06/27/99  ........         441,134         105,604             12,184              3,211
13 weeks ended 09/26/99  ........         505,837         129,760              8,104  (1)       (18,266)  (2)
                                       ----------      ----------         ----------         ----------

                                       $1,830,195      $  442,576         $   43,200         $   (9,032)
                                       ==========      ==========         ==========         ==========

Fiscal 2000 Quarters
13 weeks ended 12/26/99  ........      $  597,168      $  155,822         $   15,577  (1)    $    1,852
13 weeks ended 03/26/00  ........         607,286         136,691             (6,056) (1)       (10,953)
13 weeks ended 06/25/00  ........         607,300         152,503             13,566              1,874  (3)
13 weeks ended 09/24/00  ........         605,956         153,626             13,234              1,060
                                       ----------      ----------         ----------         ----------

                                       $2,417,710      $  598,642         $   36,321         $   (6,167)
                                       ==========      ==========         ==========         ==========

(1) Reflects acquisition integration expenses of $4,594 ($2,646 net of tax) for fiscal 2000 and $5,590 ($3,390 net of tax) for fiscal 1999 in connection with the acquisition of supermarkets

(2) Reflects an extraordinary loss of $28,544 ($17,311 net of tax) in connection with the early extinguishment of debt.

(3) Reflects an extraordinary gain of $1,896 ($1,123 net of tax) in connection with the early extinguishment of debt.

                                 EXHIBIT INDEX

            EXHIBIT NO.            DESCRIPTION
            -----------            -----------

               1              (5)  Purchase Agreement dated August 6, 1999 by
                                   and between Stater Bros. and Banc of America
                                   Securities LLC.

               2.1            (5)  Asset Purchase Agreement dated as of May 7,
                                   1999, by and between Albertson's Inc., Stater Bros. Markets and Stater Bros.

               3.1            (1)  Certificate of Incorporation of the Company.

               3.2            (1)  By-Laws of the Company.

               4.2            (4)  First Supplemental Indenture between the
                                   Company and IBJ Schroder Bank & Trust
                                   Company, as Trustee, for $165,000,000 11%
                                   Senior Notes due 2001, dated as of July 22,
                                   1997 (the "First Supplemental Indenture").

               4.6            (5)  Indenture dated as of August 6, 1999, between
                                   Stater Bros. and IBJ Whitehall Bank & Trust
                                   Company.

               4.7            (5)  Registration Rights Agreement dated as of
                                   August 6, 1999, by and between Stater Bros.
                                   and Banc of America Securities, LLC.

               4.8            (5)  Second Supplemental Indenture dated as of
                                   July 16, 1999 between Stater Bros. and IBJ
                                   Whitehall Bank & Trust Company, for the
                                   securities issued under the indenture dated as of March 8, 1994, as amended by the First Supplemental Indenture dated as of July 22, 1997.

               5.0            (5)  Opinion of Gibson, Dunn & Crutcher LLP

               10.1           (1)  Reclassification Agreement dated September 3,
                                   1993, by and among the Company, Craig and La
                                   Cadena.

            EXHIBIT NO.            DESCRIPTION
            -----------            -----------

               10.2           (1)  Amendment to Reclassification Agreement,
                                   dated January 12, 1994, by and among the Company, Craig and La Cadena.

               10.3           (1)  Agreement of Stockholders dated May 10, 1989,
                                   by and among the Company, Craig and La
                                   Cadena.

               10.4           (1)  Amendment to Agreement of Stockholders dated
                                   September 3, 1993, by and among the Company, Craig, Craig Management, Inc. ("CMI") and La Cadena.

               10.5           (1)  Option Agreement dated September 3, 1993, by
                                   and between the Company and Craig.

               10.6           (1)  Amendment to Option Agreement dated January
                                   12, 1994, by and between the Company and Craig.

               10.7           (1)  Consulting Agreement dated September 3, 1993,
                                   by and between the Company, Craig and CMI.

               10.8           (1)  Letter Agreement regarding Consulting
                                   Agreement, dated March 8,1994, by and between the Company, Craig and CMI.

               10.9           (1)  Second Amended and Restated Stock Agreement
                                   dated January 12, 1994, by and among the Company, Craig, CMI, La Cadena and James J. Cotter.

               10.10          (1)  Security Agreement dated March 8, 1994, by
                                   and between the Company and Craig.

               10.12          (1)  Credit Agreement dated March 8, 1994, by and
                                   between Stater Bros. Markets and Bank of
                                   America Trust and Savings Association.

               10.12(a)       (2)  Amendment dated June 23, 1995 to the Credit
                                   Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America
                                   Trust and Savings Association.

               10.12(b)       (3)  Amendment dated July 22, 1996 to the Credit
                                   Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America
                                   Trust and Savings Association.

               10.12(c)       (5)  Credit Agreement dated as of August 6, 1999
                                   by and among Stater Bros. Markets, Stater
                                   Bros. and Bank of America, N.A.

               10.13          (1)  Continuing Guaranty dated March 8, 1994, of
                                   Stater Bros. Development, Inc. in favor of
                                   Bank of America Trust and Savings
                                   Association.

               10.15          (1)  Subordination Agreement dated March 8, 1994,
                                   by and among the Company, Stater Bros.
                                   Markets and Bank of America Trust and Savings Association.

            EXHIBIT NO.            DESCRIPTION
            -----------            -----------

               10.16          (1)  Amended and Restated Sublease Agreement dated
                                   June 1, 1983, between Wren Leasing Corp., as
                                   Lessor, and Stater Bros. Markets, as Lessee.

               10.17          (1)  Preferred Stock Agreement dated March 22,
                                   1983, between Stater Bros. Markets and
                                   Petrolane Incorporated.

               10.18          (1)  Escrow Agreement dated September 19, 1985, by
                                   and among Stater Bros. Markets, Petrolane
                                   Incorporated and First Interstate Bank of
                                   California.

               10.19          (5)  Dealer Manager Agreement dated as of July 1,
                                   1999, by and between Stater Bros. and Banc of America Securities LLC.

               10.20          (6)  Employment contract dated June 1, 2000 by and
                                   between Stater Bros. Markets and Jack H.
                                   Brown.

               10.21.1        (7)  Employment contract dated June 1, 2000, as
                                   amended, by and between Stater Bros. Markets and Donald I. Baker.

               10.22.1        (7)  Employment contract dated June 1, 2000, as
                                   amended, by and between Stater Bros. Markets and A. Gayle Paden.

               10.23          (7)  Employment contract dated June 1, 2000 by and
                                   between Stater Bros. Markets and H. Harrison
                                   Lightfoot.

               10.24          (7)  Employment contract dated June 1, 2000 by and
                                   between Stater Bros. Markets and Phillip J.
                                   Smith

               10.25          (7)  Stater Bros. Holdings Inc. Phantom Stock Plan

               11                  Calculation of earnings per common share.

               12 Computation of ratio of earnings to fixed charges.

               21             (1)  Subsidiaries of the Company.

               24             (5)  Powers of Attorney (included on signature
                                   pages of this Registration Statement on Form
                                   S-4)

               25             (5)  Form T-1 Statement of Eligibility and
                                   Qualification of IBJ Whitehall Bank & Trust
                                   Company, as Trustee.

               27                  Financial Data Schedule

               -----------------------------------------------------------------

               (1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994.

            EXHIBIT NO.            DESCRIPTION
            -----------            -----------

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

               (6) Previously filed with the Securities and Exchange Commission as exhibits to Registrant's Quarterly Report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000.

               (7) Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000.

               Copies of Exhibits listed herein can be obtained by writing and requesting such Exhibits from: Corporate Secretary, P. O. Box 150, Colton, California 92324.