Form 10-Q
period 2000-12-24
STATER BROS HOLDINGS INC
filed 2001-02-05
CIK 882829

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


                For the quarterly period ended December 24, 2000

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

           As of January 29, 2001, there were issued and outstanding
            50,000 shares of the registrant's Class A Common Stock.


================================================================================

                           STATER BROS. HOLDINGS INC.
                                DECEMBER 24, 2000


                                      INDEX


PART I  FINANCIAL INFORMATION (UNAUDITED)                                         PAGE
------  ---------------------------------                                         ----
ITEM 1. FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 24, 2000
          AND DECEMBER 24, 2000                                                      3

        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13 WEEKS ENDED
          DECEMBER 26, 1999 AND DECEMBER 24, 2000                                    5

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE 13 WEEKS ENDED
          DECEMBER 26, 1999 AND DECEMBER 24, 2000                                    6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                        9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                   15


PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS                                                           15

ITEM 2. CHANGES IN SECURITIES                                                       15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                             15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         15

ITEM 5. OTHER INFORMATION                                                           15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                            16


SIGNATURES                                                                          17

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           STATER BROS. HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS


                                                           SEPT. 24,       DEC. 24,
                                                             2000            2000
                                                          ----------      ----------
Current Assets
   Cash and cash equivalents .......................      $   62,631      $   72,977
   Lease guarantee escrow ..........................          13,180               -
   Receivables .....................................          28,181          34,363
   Income tax receivables ..........................             263               -
   Inventories .....................................         165,332         174,479
   Prepaid expenses ................................           5,337           7,771
   Deferred income taxes ...........................          10,776          10,776
   Properties held for sale ........................           3,863           3,858
                                                          ----------      ----------

Total current assets ...............................         289,563         304,224

Investment in unconsolidated affiliate .............          11,082          11,564


Property and equipment
   Land ............................................          47,574          47,574
   Buildings and improvements ......................         169,584         173,010
   Store fixtures and equipment ....................         172,465         176,143
   Property subject to capital leases ..............          25,261          24,424
                                                          ----------      ----------
                                                             414,884         421,151


   Less accumulated depreciation and amortization...         144,370         149,560
                                                          ----------      ----------
                                                             270,514         271,591


Deferred income taxes ..............................           3,676           2,411
Deferred debt issuance costs, net ..................          14,569          13,949
Other assets .......................................           5,884           6,473
                                                          ----------      ----------
                                                              24,129          22,833


Total assets .......................................      $  595,288      $  610,212
                                                          ==========      ==========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                      (In thousands, except share amounts)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                            SEPT. 24,        DEC. 24,
                                                                              2000             2000
                                                                           ----------       ----------
Current Liabilities
   Accounts payable .................................................      $  100,777       $  101,762
   Accrued payroll and related expenses .............................          35,385           37,020
   Other accrued liabilities ........................................          34,637           45,758
   Current portion of capital lease obligations and long-term debt...           6,994            6,886
                                                                           ----------       ----------

Total current liabilities ..........................................          177,793          191,426

Long-term debt, less current portion... .............................         439,000          439,000
Capital lease obligations, less current portion .....................          13,679           13,120
Long-term portion of self-insurance and other reserves ..............           9,875            9,875
Other long-term liabilities .........................................           4,195            4,223
                                                                           ----------       ----------

Total liabilities ...................................................         644,542          657,644

Stockholders' equity (deficit)
   Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares - 0 .............................               -                -
   Class A Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares - 50,000 ........................               1                1
   Additional paid-in capital .......................................          12,715           12,715
   Retained earnings (deficit) ......................................         (61,970)         (60,148)
                                                                           ----------       ----------

Total stockholders' equity (deficit) ................................         (49,254)         (47,432)
                                                                           ----------       ----------

Total liabilities and stockholders' equity (deficit) ................      $  595,288       $  610,212
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

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)


                                                               13 Weeks Ended
                                                         ---------------------------
                                                          DEC. 26,         DEC. 24,
                                                            1999             2000
                                                         ----------       ----------
Sales .............................................      $  597,168       $  624,849
Cost of goods sold ................................         441,346          466,957
                                                         ----------       ----------
Gross profit ......................................         155,822          157,892

Operating expenses:
   Selling, general and administrative expenses ...         133,563          136,532
   Depreciation and amortization ..................           6,014            6,928
   Acquisition integration expenses ...............             668                -
                                                         ----------       ----------
Total operating expenses ..........................         140,245          143,460
                                                         ----------       ----------

Operating profit ..................................          15,577           14,432

Interest income ...................................             995              980
Interest expense ..................................         (13,571)         (12,888)
Equity in earnings from unconsolidated affiliate...             139              482
Other income (loss) - net .........................              (1)              83
                                                         ----------       ----------

Income before income taxes ........................           3,139            3,089
Income taxes ......................................           1,287            1,267
                                                         ----------       ----------

Net income ........................................      $    1,852       $    1,822
                                                         ==========       ==========

Earnings per share ................................      $    37.04       $    36.44
                                                         ==========       ==========

Average common shares outstanding .................          50,000           50,000
                                                         ==========       ==========

Shares outstanding at end of period ...............          50,000           50,000
                                                         ==========       ==========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                  13 Weeks Ended
                                                                            ---------------------------
                                                                             DEC. 26,         DEC. 24,
                                                                               1999             2000
                                                                            ----------       ----------
OPERATING ACTIVITIES:
Net income ...........................................................      $    1,852       $    1,822
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
   Depreciation and amortization .....................................           6,014            6,928
   Provision for deferred income taxes ...............................               -            1,265
   (Gain) loss on disposals of assets ................................               2              (83)
   Net undistributed gain in investment in unconsolidated affiliate ..            (139)            (482)
   Changes in operating assets and liabilities:
    Decrease in lease guarantee escrow ...............................               -           13,180
    Increase in receivables ..........................................          (6,959)          (6,182)
    Decrease in income tax receivables ...............................           2,068              263
    Increase in inventories ..........................................         (16,874)          (9,147)
    Increase in prepaid expenses .....................................          (3,549)          (2,439)
    (Increase) decrease in other assets ..............................            (321)              31
    Increase (decrease) in accounts payable ..........................          (7,195)             985
    Increase in accrued liabilities and long-term
     portion of self-insurance reserves ..............................          12,188           12,784
                                                                            ----------       ----------

Net cash provided by (used in) operating activities ..................         (12,913)          18,925
                                                                            ----------       ----------

INVESTING ACTIVITIES:
Purchase of property and equipment ...................................         (13,714)          (8,118)
Proceeds from sale of property and equipment and properties
 held for sale .......................................................               -              206
                                                                            ----------       ----------

Net cash used in investing activities ................................         (13,714)          (7,912)
                                                                            ----------       ----------

FINANCING ACTIVITIES:
Principal payments on capital lease obligations ......................            (477)            (667)
                                                                            ----------       ----------

Net cash used in financing activities ................................            (477)            (667)
                                                                            ----------       ----------

Net increase (decrease) in cash and cash equivalents .................         (27,104)          10,346
Cash and cash equivalents at beginning of period .....................          93,352           62,631
                                                                            ----------       ----------

Cash and cash equivalents at end of period ...........................      $   66,248       $   72,977
                                                                            ==========       ==========

Interest paid ........................................................      $      698       $      626
Income taxes paid ....................................................      $        -       $        2


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                DECEMBER 24, 2000


NOTE 1 - BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of September 24, 2000 and December 24, 2000 and the results of its operations and cash flows for the thirteen weeks ended December 26, 1999 and December 24, 2000. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the thirteen weeks ended December 24, 2000 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INCOME TAXES

        The provision for income taxes for the thirteen weeks ended December 26, 1999 and December 24, 2000 consists of the following:


                               13 Weeks Ended
                        -------------------------------
                        Dec. 26, 1999     Dec. 24, 2000
                        -------------     -------------
                                (In thousands)
Federal income taxes      $    1,009      $      994
State income taxes               278             273
                          ----------      ----------
                          $    1,287      $    1,267
                          ==========      ==========


NOTE 3 - UNCONSOLIDATED AFFILIATE

        The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. ("Santee"), it operates a fluid milk processing plant located in City of Industry, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized income of $139,000 and $482,000 for the thirteen weeks ended December 26, 1999 and December 24, 2000, respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:


                                  13 Weeks Ended
                            -----------------------------
                            Dec. 26, 1999   Dec. 24, 2000
                            -------------   -------------
                                   (In thousands)
Current assets               $   15,115      $   21,107
Non-current assets              105,067          98,848
Current liabilities              24,101          25,953
Non-current liabilities          76,604          70,733
Shareholder's equity             19,477          23,269

Sales                            46,954          47,143
Gross profit                      7,010           7,202
Net income                   $      721      $    1,106

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                DECEMBER 24, 2000


NOTE 4 - USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 5 - RECLASSIFICATIONS

        Certain amounts in the prior period have been reclassified to conform to the current period financial statement presentation.

                           STATER BROS. HOLDINGS INC.
                                DECEMBER 24, 2000


PART I - FINANCIAL INFORMATION (CONTD.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OWNERSHIP OF THE COMPANY

        La Cadena Investments is the sole shareholder of the Company and holds all of the shares of the Company's Class A Common Stock which are entitled to 1.1 votes per share. La Cadena Investments is a California General Partnership whose partners include Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company and two other members of senior management of the Company. Jack H. Brown has a majority interest in La Cadena and is the managing general partner with the power to vote the shares of the Company held by La Cadena.

        ACQUISITION

        On May 7, 1999, Stater Bros. entered into an agreement with Albertson's, Inc. ("Albertson's") to purchase 43 supermarkets and one future store site in Stater Bros.' existing and contiguous market areas. The stores were formerly operated by Albertson's or Lucky Stores and were divested in connection with the merger of Albertson's and American Store Company, the parent of Lucky Stores. The purchase price was $94.4 million for land, buildings and equipment, $39.6 million for inventories on hand at closing, and the assumption of $13.3 million of capitalized lease obligations. The supermarkets were acquired sequentially over a twenty-four day period which began on August 9, 1999. Each acquired store was reopened under the Stater Bros. name within two days of its acquisition and was fully integrated into the Stater Bros. operating systems.

        LEASE GUARANTEE ESCROW

        As of September 24, 2000, a portion of the Company's lease obligations were guaranteed by Petrolane Incorporated ("Petrolane") or its successor. The leases guaranteed by Petrolane had initial terms of 20 years and expired in the 2003. Lease payments for the properties subject to the Petrolane guarantees were approximately $10.0 million per year. Under the terms of the agreement related to the Company's acquisition of Stater Bros. Markets from Petrolane in 1983, as amended in 1985, Stater Bros. Markets was required to make annual deposits into a lease guarantee escrow account. In addition, 10 shares of Stater Bros. Markets $11.00 Cumulative Redeemable Preferred Stock due in 2003 were held by Petrolane in connection with the lease guarantees.

        During the first quarter of fiscal 2001, Stater Bros. Markets redeemed all 10 outstanding shares of its $11.00 Cumulative Redeemable Preferred Stock due 2003 from Texas Eastern Corporation, Petrolane's assignee of such preferred stock. The Petrolane lease guarantees were terminated in exchange for a $400,000 fee and a letter of credit was issued in favor of Texas Eastern to secure a portion of the remaining lease payments through 2003. As part of these transactions, the lease guarantee escrow account was terminated and the $13.2 million in such account was released to Stater Bros. Markets. All of the store leases that had been guaranteed by Petrolane were extended for an additional five years following expiration of their respective initial terms in 2003.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

        The following table sets forth certain income statement components expressed as a percent of sales for the thirteen weeks ended December 26, 1999 and December 24, 2000.


                                                    13 Weeks Ended
                                            --------------------------------
                                            Dec. 26, 1999      Dec. 24, 2000
                                            -------------      -------------
Sales                                          100.00%           100.00%
Gross profit                                    26.09             25.27
Operating expenses:
  Selling, general and administrative
  expenses                                      22.36             21.85
  Depreciation and amortization                  1.01              1.11
  Acquisition integration expenses                .11                 -
Operating profit                                 2.61              2.31
Interest income                                   .17               .16
Interest expense                                (2.27)            (2.06)
Equity in unconsolidated affiliate                .02               .08
Other income (loss) - (net)                         -                 -
Income before income taxes                        .53%              .49%


        Total sales for the thirteen weeks ended December 24, 2000, the first quarter of fiscal 2001, increased 4.6% and amounted to $624.8 million compared to $597.2 million for the same period in the prior year. The increase in total sales in the first quarter of fiscal 2001 was due primarily to continued favorable customer response to the Company's marketing plan which emphasizes high quality, large product selections and customer service, and to the timing of the store closures for the Christmas holiday in the current fiscal year. Like store sales increased 4.6% for the thirteen week period ended December 24, 2000. The Company operated 155 supermarkets at December 24, 2000 and December 26, 1999.

        Gross profits for the thirteen weeks ended December 24, 2000, amounted to $157.9 million or 25.27% of sales compared to $155.8 million or 26.09% of sales in the same period of the prior year. The decrease in the first quarter of fiscal 2001 gross profits, as a percent of sales, was due primarily to higher than normal gross profits in the thirteen weeks ended December 26, 1999 related to the accounting for pre-acquisition inventory in the newly acquired supermarkets.

        Operating expenses include selling, general and administrative expenses, depreciation and amortization, and acquisition integration expenses. For the thirteen weeks ended December 24, 2000, selling, general and administrative expenses amounted to $136.5 million or 21.85% of sales compared to $133.6 million or 22.36% of sales for the thirteen weeks ended December 26, 1999. The decrease in selling, general and administration expenses as a percentage of sales in the first quarter of fiscal 2001 was due primarily to the reduction in payroll related expenses as a percentage of sales compared to fiscal 2000.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS (CONTD.)

        Depreciation and amortization expenses amounted to $6.9 million for the thirteen weeks ended December 24, 2000 and amounted to $6.0 million for the like period of the prior year. The increase in depreciation and amortization expense in fiscal 2001 was primarily due to the increase in fixed assets, much of which was related to the remodels of the newly acquired stores.

        Acquisition integration expenses amounted to $668,000 for the thirteen weeks ended December 26, 1999 and were related to the acquisition of the 43 supermarkets. There were no acquisition integration expenses for the thirteen weeks ended December 24, 2000. Acquisition integration expenses consists of salaries and wages and non-recurring advertising expenses incurred during the integration of the supermarkets and the grand openings of service meat departments in fourteen of the acquired supermarkets.

        Operating profit for the thirteen weeks ended December 24, 2000 amounted to $14.4 million or 2.31% of sales compared to $15.6 million or 2.61% of sales for the thirteen weeks ended December 26, 1999.

        Interest expense amounted to $12.9 million for the thirteen weeks ended December 24, 2000 compared to $13.6 million for the thirteen weeks ended December 26, 1999. The decrease in interest expense was primarily due to the redemption (in the third quarter of fiscal 2000) of $11 million of the $450.0 million of 10.75% Senior Notes due 2006 and the capitalization of interest expense attributed to the construction of a replacement store.

        The Company's equity in earnings from unconsolidated affiliate, amounted to $482,000 for the first quarter of fiscal 2001 compared to $139,000 in the first quarter of the prior year. The increase in earnings in the first quarter 2001 over the first quarter 2000, was due to increased volume and improved efficiencies by Santee Dairies, LLC.

        Income before income taxes amounted to approximately $3.1 million in both the thirteen weeks ended December 24, 2000 and December 26, 1999.

        Net income for the thirteen week first quarter ended December 24, 2000, amounted to $1.8 million compared to $1.9 million for the thirteen week first quarter of the prior year.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company's credit agreement became effective August 6, 1999 and expires in August 2002, and consists of a revolving loan facility for working capital of $50.0 million, which was available at December 24, 2000 and a letter of credit facility with a maximum availability of $25.0 million, of which $8.2 million was available at December 24, 2000. The letter of credit facility is maintained pursuant to the Company's workers' compensation and general liability self-insurance requirements.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

        Working capital amounted to $112.8 million at December 24, 2000 and $111.8 million at September 24, 2000, and the Company's current ratios were 1.59:1, and 1.63:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

        The net cash provided by operating activities in the thirteen weeks ended December 24, 2000 amounted to $18.9 million compared to net cash used in operating activities of $12.9 million for the thirteen weeks ended December 26, 1999. Fluctuations in net cash provided by or used in operating activities are not unusual in the industry. Cash provided by operating activities of $18.9 million in fiscal 2001 consisted of $13.2 million reduction in lease guarantee escrow and increases in accrued liabilities and self-insurance reserves of $12.8 million, offset by increases in receivables of $6.2 million and increases in inventory of $9.1 million.

        Net cash used by investing activities for the thirteen weeks ended December 24, 2000, amounted to $7.9 million, compared to $13.7 million for the thirteen weeks ended December 26, 1999. The difference in net cash used by investing activities between the comparable periods is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions. Capital expenditures amounted to $8.1 million in the first quarter of fiscal 2001 compared to $13.7 million in the first quarter of fiscal 2000. The higher levels of capital expenditures in the prior year was due primarily to additional remodeling expenditures in the 43 acquired supermarkets.

        Net cash used by financing activities amounted to $667,000 and $477,000 for the thirteen weeks ended December 24, 2000, and December 26, 1999, respectively, and consisted of payments on the Company's capitalized lease obligations.

        THE CREDIT FACILITIES

        Stater Bros.' principal operating subsidiary, Stater Bros. Markets, signed a credit facility with Bank of America N.A. on August 6, 1999. The credit facility provides for (i) a $50.0 million three-year revolving loan facility and (ii) a $25.0 million three-year letter of credit facility. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support the purchase of inventory, obligations incurred in connection with the construction of stores, workmen's compensation insurance obligations and security for current rent obligations. The availability of the loans and letters of credit are subject to certain sub-limits and other borrowing restrictions.

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

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES (CONTD.)

         THE CREDIT FACILITIES (CONTD.)

        Loans under the credit facility bear interest at a rate based upon either (i) the "Base Rate" (defined as the higher of (a) the rate of interest publicly announced by Bank of America as its "reference rate" and (b) the federal funds effective rate from time to time plus 0.50%), plus 1.00%, or (ii) the "Offshore Rate" (defined as the rate (adjusted for statutory reserve requirements for eurocurrency liabilities) at which eurodollar deposits for one, two, three or six months (as selected by Stater Bros. Markets) are offered to Bank of America in the inter-bank eurodollar market), plus 2.25%. The revolving loan facility will cease to be available and will be payable in full on August 6, 2002. Letters under the credit facility can be issued until August 6, 2002 and all letters of credit must expire no later than August 6, 2003. The loans under the revolving loan facility must be repaid for a period of ten consecutive days semi-annually.

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

         THE CREDIT FACILITIES (CONTD.)

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

        As of December 24, 2000, for purposes of the credit facility with Bank of America, Stater Bros. Markets was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $112.9 million and exceeded minimum inventory coverage by approximately $61.7 million. The minimum EBITDA (as defined) covenant measurement period begins (as amended) in the quarter ending June 25, 2000, and requires an annualized minimum EBITDA of $75.0 million. As of December 24, 2000, Stater Bros. Markets exceeded minimum annualized EBITDA by approximately $12.5 million.

        As of December 24, 2000, for the purposes of the credit facility with Bank of America, Stater Bros. Holdings Inc. was in compliance with all restrictive covenants.

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

        For a description of legal proceedings, please refer to the footnote entitled "Legal Proceedings" contained in the Notes to Consolidated Financial Statements section of the Company's Form 10-K for the fiscal year ended September 24, 2000.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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



        Date: February 5, 2001          /s/ Jack H. Brown
                                        ------------------------------------
                                        Jack H. Brown
                                        Chairman of the Board, President,
                                        and Chief Executive Officer



        Date: February 5, 2001          /s/ Phillip J. Smith
                                        ------------------------------------
                                        Phillip J. Smith
                                        Senior Vice President and
                                        Chief Financial Officer