Form 10-Q
period 2001-03-25
STATER BROS HOLDINGS INC
filed 2001-05-01
CIK 882829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended March 25, 2001

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
        subject to such filing requirements for the past 90 days. YES X   NO.
                                                                     ---     ---

             As of April 26, 2001, there were issued and outstanding 50,000 shares of the registrant's Class A Common Stock.

                           STATER BROS. HOLDINGS INC.
                                 MARCH 25, 2001


                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I   FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF SEPTEMBER 24, 2000
           AND MARCH 25, 2001                                                         3

         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 26 WEEKS ENDED
           MARCH 26, 2000 AND MARCH 25, 2001                                          5

         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13 WEEKS ENDED
           MARCH 26, 2000 AND MARCH 25, 2001                                          6

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE 26 WEEKS ENDED
           MARCH 26, 2000 AND MARCH 25, 2001                                          7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                       8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                       10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                   16

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                           17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                   17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                             17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         17

ITEM 5.  OTHER INFORMATION                                                           17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                            17

SIGNATURES                                                                           18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           STATER BROS. HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                       SEPT. 24,     MAR. 25,
                                                         2000          2001
                                                       ---------     --------
Current assets
   Cash and cash equivalents .......................   $ 62,631      $ 66,119
   Lease guarantee escrow ..........................     13,180            --
   Receivables .....................................     28,181        31,288
   Income tax receivables ..........................        263            --
   Inventories .....................................    165,332       163,741
   Prepaid expenses ................................      5,337         8,982
   Deferred income taxes ...........................     10,776        10,776
   Properties held for sale ........................      3,863         3,852
                                                       --------      --------

Total current assets ...............................    289,563       284,758

Investment in unconsolidated affiliate .............     11,082        12,040

Property and equipment
   Land ............................................     47,574        47,574
   Buildings and improvements ......................    169,584       176,691
   Store fixtures and equipment ....................    172,465       181,801
   Property subject to capital leases ..............     25,261        24,424
                                                       --------      --------
                                                        414,884       430,490

   Less accumulated depreciation and amortization ..    144,370       156,040
                                                       --------      --------
                                                        270,514       274,450

Deferred income taxes ..............................      3,676         1,469
Deferred debt issuance costs, net ..................     14,569        13,329
Other assets .......................................      5,884         6,349
                                                       --------      --------
                                                         24,129        21,147

Total assets .......................................   $595,288      $592,395
                                                       ========      ========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                      (In thousands, except share amounts)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        SEPT. 24,       MAR. 25,
                                                                          2000            2001
                                                                        ---------       ---------
Current liabilities
   Accounts payable ..............................................      $ 100,777       $  96,511
   Accrued payroll and related expenses ..........................         35,385          39,000
   Other accrued liabilities .....................................         34,637          35,444
   Current portion of capital lease obligations and long-term debt          6,994           1,706
                                                                        ---------       ---------

Total current liabilities ........................................        177,793         172,661

Long-term debt, less current portion .............................        439,000         439,000
Capital lease obligations, less current portion ..................         13,679          12,771
Long-term portion of self-insurance and other reserves ...........          9,875           9,875
Other long-term liabilities ......................................          4,195           4,160
                                                                        ---------       ---------

Total liabilities ................................................        644,542         638,467

Stockholders' equity (deficit)
   Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares - 0 ..........................             --              --
   Class A Common Stock, $.01 par value:
      Authorized shares - 100,000
      Issued and outstanding shares - 50,000 .....................              1               1
   Additional paid-in capital ....................................         12,715          12,715
   Retained earnings (deficit) ...................................        (61,970)        (58,788)
                                                                        ---------       ---------

Total stockholders' equity (deficit) .............................        (49,254)        (46,072)
                                                                        ---------       ---------

Total liabilities and stockholders' equity (deficit) .............      $ 595,288       $ 592,395
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

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)


                                                             26 Weeks Ended
                                                      -----------------------------
                                                       MAR. 26,          MAR. 25,
                                                         2000              2001
                                                      -----------       -----------
Sales .............................................   $ 1,204,454       $ 1,237,154
Cost of goods sold ................................       911,941           923,592
                                                      -----------       -----------
Gross profit ......................................       292,513           313,562

Operating expenses:
   Selling, general and administrative expenses ...       266,067           271,542
   Depreciation and amortization ..................        12,331            13,908
   Acquisition integration expenses ...............         4,594                --
                                                      -----------       -----------
Total operating expenses ..........................       282,992           285,450
                                                      -----------       -----------

Operating profit ..................................         9,521            28,112

Interest income ...................................         1,705             1,904
Interest expense ..................................       (27,130)          (25,659)
Equity in earnings from unconsolidated affiliate ..           480               958
Other income (loss) - net .........................            (1)               79
                                                      -----------       -----------

Income (loss) before income taxes (benefit) .......       (15,425)            5,394
Income taxes (benefit) ............................        (6,324)            2,212
                                                      -----------       -----------

Net income (loss) .................................   $    (9,101)      $     3,182
                                                      ===========       ===========

Earnings (loss) per share .........................   $   (182.02)      $     63.64
                                                      ===========       ===========

Average common shares outstanding .................        50,000            50,000
                                                      ===========       ===========

Shares outstanding at end of period ...............        50,000            50,000
                                                      ===========       ===========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except per share and share amounts)


                                                            13 Weeks Ended
                                                      -------------------------
                                                      MAR. 26,        MAR. 25,
                                                        2000            2001
                                                      ---------       ---------
Sales .............................................   $ 607,286       $ 612,305
Cost of goods sold ................................     470,595         456,635
                                                      ---------       ---------
Gross profit ......................................     136,691         155,670

Operating expenses:
   Selling, general and administrative expenses ...     132,504         135,010
   Depreciation and amortization ..................       6,317           6,980
   Acquisition integration expenses ...............       3,926              --
                                                      ---------       ---------
Total operating expenses ..........................     142,747         141,990
                                                      ---------       ---------

Operating profit (loss) ...........................      (6,056)         13,680

Interest income ...................................         710             924
Interest expense ..................................     (13,559)        (12,771)
Equity in earnings from unconsolidated affiliate ..         341             476
Other income (loss) - net .........................          --              (4)
                                                      ---------       ---------

Income (loss) before income taxes (benefit) .......     (18,564)          2,305
Income taxes (benefit) ............................      (7,611)            945
                                                      ---------       ---------

Net income (loss) .................................   $ (10,953)      $   1,360
                                                      =========       =========

Earnings (loss) per share .........................   $ (219.06)      $   27.20
                                                      =========       =========

Average common shares outstanding .................      50,000          50,000
                                                      =========       =========

Shares outstanding at end of period ...............      50,000          50,000
                                                      =========       =========


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                             26 Weeks Ended
                                                                         --------       --------
                                                                         MAR. 26,       MAR. 25,
                                                                           2000           2001
                                                                         --------       --------
OPERATING ACTIVITIES:
Net income (loss) ....................................................   $ (9,101)      $  3,182
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization .....................................     12,331         13,908
   Provision for deferred income taxes ...............................         --          2,207
   (Gain) loss on disposals of assets ................................          2            (79)
   Net undistributed gain in investment in unconsolidated affiliate ..       (480)          (958)
   Changes in operating assets and liabilities:
     Decrease in lease guarantee escrow ..............................         --         13,180
     Increase in receivables .........................................     (4,157)        (3,107)
     Decrease in income tax receivables ..............................         --            263
     (Increase) decrease in inventories ..............................    (16,014)         1,591
     Increase in prepaid expenses ....................................     (4,444)        (3,645)
     (Increase) decrease in other assets .............................     (1,616)           765
     Decrease in accounts payable ....................................     (4,880)        (4,266)
     Increase in accrued liabilities and long-term
       portion of self-insurance reserves ............................        394          4,387
                                                                         --------       --------

Net cash provided by (used in) operating activities ..................    (27,965)        27,428
                                                                         --------       --------

INVESTING ACTIVITIES:
Purchase of property and equipment ...................................    (28,729)       (17,967)
Proceeds from sale of property and equipment and properties
  held for sale ......................................................         --            223
                                                                         --------       --------

Net cash used in investing activities ................................    (28,729)       (17,744)
                                                                         --------       --------

FINANCING ACTIVITIES:
Principal payments on long-term debt .................................         --         (5,048)
Principal payments on capital lease obligations ......................       (963)        (1,148)
                                                                         --------       --------

Net cash used in financing activities ................................       (963)        (6,196)
                                                                         --------       --------

Net increase (decrease) in cash and cash equivalents .................    (57,657)         3,488
Cash and cash equivalents at beginning of period .....................     93,352         62,631
                                                                         --------       --------

Cash and cash equivalents at end of period ...........................   $ 35,695       $ 66,119
                                                                         ========       ========

Interest paid ........................................................   $ 27,055       $ 25,107
Income taxes paid ....................................................   $     --       $      5


     See accompanying notes to unaudited consolidated financial statements.

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 25, 2001


NOTE 1 - BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the "Company") and its subsidiaries as of September 24, 2000 and March 25, 2001 and the results of its operations and cash flows for the twenty-six weeks ended March 26, 2000 and March 25, 2001. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. The operating results for the twenty-six weeks ended March 25, 2001 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INCOME TAXES

     The provision for income taxes for the twenty-six weeks ended March 26, 2000 and March 25, 2001 consists of the following:

                                                   26 Weeks Ended
                                           ------------------------------
                                           Mar. 26, 2000     Mar. 25, 2001
                                           -------------     -------------
                                                   (In thousands)
      Federal income taxes (benefit) ..       $(4,960)          $1,735
      State income taxes (benefit) ....        (1,364)             477
                                              -------           ------
                                              $(6,324)          $2,212
                                              =======           ======

NOTE 3 - UNCONSOLIDATED AFFILIATE

    The Company owns 50% of Santee Dairies LLC. Through its wholly-owned subsidiary, Santee Dairies, Inc. ("Santee"), it operates a fluid milk processing plant located in City of Industry, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized income of $480,000 and $958,000 for the twenty-six weeks ended March 26, 2000 and March 25, 2001, respectively. The Company is a significant customer of Santee, which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:

                                             26 Weeks Ended
                                     ------------------------------
                                     Mar. 26, 2000    Mar. 25, 2001
                                     -------------    -------------
                                             (In thousands)
      Current assets ...........       $ 14,614          $19,216
      Non-current assets .......        103,182           97,328
      Current liabilities ......         22,404           23,148
      Non-current liabilities ..         75,356           69,316
      Shareholder's equity .....         20,036           24,080

      Sales ....................         89,272           93,529
      Gross profit .............         13,976           14,556
      Net income ...............       $    838          $ 1,916

                           STATER BROS. HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 25, 2001


NOTE 4 - USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           STATER BROS. HOLDINGS INC.
                                 MARCH 25, 2001


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

        ACQUISITION

        On May 7, 1999, Stater Bros. entered into an agreement with Albertson's, Inc. ("Albertson's") to purchase 43 supermarkets and one future store site in Stater Bros.' existing and contiguous market areas. The stores were formerly operated by Albertson's or Lucky Stores and were divested in connection with the merger of Albertson's and American Store Company, the parent of Lucky Stores. The purchase price was $94.4 million for land, buildings and equipment, $39.6 million for inventories on hand at closing, and the assumption of $13.3 million of capitalized lease obligations. The supermarkets were acquired sequentially over a twenty-four day period, which began on August 9, 1999. Each acquired store was reopened under the Stater Bros. name within two days of its acquisition and was fully integrated into the Stater Bros. operating systems.

        LEASE GUARANTEE ESCROW

        As of September 24, 2000, a portion of the Company's lease obligations were guaranteed by Petrolane Incorporated ("Petrolane") or its successor. The leases guaranteed by Petrolane had initial terms of 20 years and expired in 2003. Lease payments for the properties subject to the Petrolane guarantees were approximately $10.0 million per year. Under the terms of the agreement related to the Company's acquisition of Stater Bros. Markets from Petrolane in 1983, as amended in 1985, Stater Bros. Markets was required to make annual deposits into a lease guarantee escrow account. In addition, 10 shares of Stater Bros. Markets $11.00 Cumulative Redeemable Preferred Stock due 2003 were held by Petrolane in connection with the lease guarantees.

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

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        RESULTS OF OPERATIONS

        The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and twenty-six weeks ended March 25, 2001 and March 26, 2000.

                                                     Thirteen Weeks            Twenty-Six Weeks
                                                   -------------------       --------------------
                                                    2001         2000         2001         2000
                                                   ------       ------       ------       ------
        Sales                                      100.00%      100.00%      100.00%      100.00%
        Gross profit                                25.42        22.51        25.34        24.29
        Operating expenses:
           Selling, general and
               administrative expense               22.05        21.82        21.95        22.09
           Depreciation and amortization             1.14         1.04         1.12         1.02
           Acquisition integration expenses            --          .65           --          .39
        Operating profit (loss)                      2.23        (1.00)        2.27          .79
        Interest income                               .15          .12          .15          .14
        Interest expense                            (2.09)       (2.23)       (2.07)       (2.25)
        Equity in unconsolidated affiliate            .08          .06          .08          .04
        Other income (loss) - (net)                    --           --          .01           --
        Net income (loss) before
             income taxes (benefit)                   .37%       (3.05)%        .44%       (1.28)%

        Total sales for the thirteen weeks ended March 25, 2001, the second quarter of fiscal 2001, increased 0.8% and amounted to $612.3 million compared to $607.3 million for the same period in the prior year. Total sales for the twenty-six weeks ended March 25, 2001, increased 2.7% and amounted to $1.237 billion compared to $1.204 billion for the same period in the prior year. The increase in total sales in the second quarter of fiscal 2001 and fiscal year to date of 2001 was due primarily to favorable customer response to the Company's marketing plan, which emphasizes high quality, large product selections and customer service.

        Like store sales increased 0.8% and 2.7% for the thirteen week and twenty-six week periods ended March 25, 2001, respectively. The timing of the Christmas holiday makes sales comparisons between quarters difficult. Christmas day, which is the only day the stores are closed, fell in the second quarter this year, but was in the first quarter last year. Therefore, the only valid comparison would be on a year to date basis. The Company operated 155 supermarkets at March 25, 2001 and March 26, 2000.

        Gross profit for the thirteen weeks ended March 25, 2001, amounted to $155.7 million or 25.42% of sales compared to $136.7 million or 22.51% of sales in the same period of the prior year. The increase in gross profit, as a percentage of sales, in the second quarter of 2001 was due to a return to the normal operations after an aggressive marketing program was implemented, during the second quarter fiscal 2000, in conjunction with the Company's grand reopening of service meat and expanded produce departments in most of the newly acquired supermarkets. Gross profit for the twenty-six weeks ended March 25, 2001, amounted to $313.6 million or 25.34% of sales compared to $292.5 million or 24.29% of sales in the same period of the prior year. The increase in the fiscal year to date of 2001 gross profit, as a percent of sales, was due to several factors including the continued expanded selections of perishable products, an emphasis on private label brand products and the Company's general merchandise expansion program.

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Operating expenses include selling, general and administrative expenses, depreciation and amortization, and acquisition integration expenses. For the thirteen weeks ended March 25, 2001, selling, general and administrative expenses amounted to $135.0 million or 22.05% of sales compared to $132.5 million or 21.82% of sales for the thirteen weeks ended March 26, 2000. For the twenty-six weeks ended March 25, 2001, selling, general and administrative expenses amounted to $271.5 million or 21.95% of sales compared to $266.1 million or 22.09% of sales for the twenty-six weeks ended March 26, 2000. The increase in selling, general and administrative expenses as a percentage of sales during the quarter reflects the effect of increased utility costs implemented within the state of California in January 2001. The Company believes it has taken actions to minimize the effects of these increases in the future; however, the full financial impact of current and future increases in utility costs cannot be determined and may be significant.

        Depreciation and amortization expenses amounted to $7.0 million and $13.9 million for the second quarter and year to date periods ended March 25, 2001, respectively. Depreciation and amortization expenses amounted to $6.3 million and $12.3 million for the quarter and year to date periods of the prior year. The increase in depreciation and amortization expense in fiscal 2001 was primarily due to the increase in fixed assets, much of which was related to the remodels of the newly acquired stores.

        Acquisition integration expenses amounted to $3.9 million and $4.6 million for the quarter and fiscal year to date period ended March 26, 2000 and were related to the acquisition of the 43 supermarkets. There were no acquisition integration expenses for the quarter or fiscal year to date period ended March 25, 2001. Acquisition integration expenses consisted of salaries and wages and non-recurring advertising expenses incurred during the integration of the supermarkets and the grand re-openings of service meat departments in most of the acquired supermarkets.

        Operating profit for the second quarter of 2001 amounted to $13.7 million or 2.23% of sales compared to an operating loss of $6.1 million or 1.00% of sales for the second quarter of 2000. Operating profit for the fiscal year to date of 2001 amounted to $28.1 million or 2.27% of sales compared to an operating profit of $9.5 million or 0.79% of sales for the fiscal year to date of 2000.

        Interest expense amounted to $12.8 million for the second quarter of 2001 compared to $13.6 million for the second quarter of 2000. For the fiscal year to date of 2001 and 2000, interest expense amounted to $25.7 million and $27.1 million, respectively. The decrease in interest expense was primarily due to the redemption (in the third quarter of fiscal 2000) of $11 million of the 10.75% Senior Notes due 2006, the maturity and redemption of the remaining $5 million of the 11.00% Notes (in the second quarter of fiscal 2001) and the capitalization of interest expense attributed to the construction of a replacement store.

        The Company's equity in earnings from unconsolidated affiliate, amounted to $476,000 for the second quarter of fiscal 2001 compared to $341,000 in the second quarter of the prior year. For the fiscal year to date periods of 2001 and 2000, the Company's equity in earnings from unconsolidated affiliate amounted to $958,000 and $480,000, respectively.

        Results before income taxes amounted to income of $2.3 million and a loss of $18.6 million for the second quarter of 2001 and 2000, respectively. Results before income taxes amounted to income of $5.4 million and a loss of $15.4 million for the twenty-

                           STATER BROS. HOLDINGS INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        six weeks year to date periods of 2001 and 2000, respectively.

        Net income for the second quarter amounted to $1.4 million and a net loss of $11.0 million for 2001 and 2000, respectively. Net income for the fiscal year to date periods amounted to $3.2 million and a net loss of $9.1 million for 2001 and 2000, respectively.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company's credit agreement became effective August 6, 1999 and expires in August 2002, and consists of a revolving loan facility for working capital of $50.0 million, all of which was available at March 25, 2001, and a letter of credit facility with a maximum availability of $25.0 million, of which $8.2 million was available at March 25, 2001. The letter of credit facility is maintained pursuant to the Company's workers' compensation and general liability self-insurance requirements.

        Working capital amounted to $112.1 million at March 25, 2001 and $111.8 million at September 24, 2000, and the Company's current ratios were 1.65:1, and 1.63:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

        The net cash provided by operating activities in the twenty-six weeks ended March 25, 2001 amounted to $27.4 million compared to net cash used in operating activities of $28.0 million for the twenty-six weeks ended March 26, 2000. Fluctuations in net cash provided by or used in operating activities are not unusual in the industry. Cash provided by operating activities in fiscal 2001 of $27.4 million consisted of an increase in prepaid expenses of $3.6 million, an increase in accounts receivable of $3.1 million, a decrease in accounts payable of $4.3 million, an increase in accrued liabilities and long-term portion of self-insurance reserves of $4.4 million and a decrease in lease guarantee escrow of $13.2 million.

        Net cash used in investing activities for the twenty-six weeks ended March 25, 2001, amounted to $17.7 million compared to $28.7 million for the twenty-six weeks ended March 26, 2000. The difference in net cash used in investing activities between the comparable periods is due to the Company's capital expenditures during such periods, net of proceeds from asset dispositions. Capital expenditures amounted to $18.0 million in the fiscal year to date of 2001 compared to $28.7 million in the fiscal year to date of 2000. The higher level of capital expenditures in the prior year was due primarily to additional remodeling expenditures in the 43 acquired supermarkets.

        Net cash used by financing activities amounted to $6.2 million and $963,000 for the twenty-six weeks ended March 25, 2001 and March 26, 2000, respectively, and consisted of payments on the Company's capitalized lease obligations and principal payments on long-term debt.

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

        Loans under the credit facility bear interest at a rate based upon either (i) the "Base Rate" (defined as the higher of (a) the rate of interest publicly announced by Bank of America as its "reference rate" or (b) the federal funds effective rate from time to time plus 0.50%), plus 1.00%, or (ii) the "Offshore Rate" (defined as the rate (adjusted for statutory reserve requirements for eurocurrency liabilities) at which eurodollar deposits for one, two, three or six months (as selected by Stater Bros. Markets) are offered to Bank of America in the inter-bank eurodollar market), plus 2.25%. The revolving loan facility will cease to be available and will be payable in full on August 6, 2002. Letters under the credit facility can be issued until August 6, 2002 and all letters of credit must expire no later than August 6, 2003. The loans under the revolving loan facility must be repaid for a period of ten consecutive days semi-annually.

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

        Availability of the loans and letters of credit facility is subject to a monthly borrowing test based on inventory. The credit facility requires Stater Bros. Markets to meet certain financial tests, including minimum net worth and minimum EBITDA tests. The credit facility contains covenants which, among other things, will limit indebtedness, liens, guarantee obligations, mergers, consolidations, liquidations and dissolutions, asset sales, leases, investments, loans and advances, transactions with affiliates, sale and leasebacks, other matters customarily restricted in such agreements and modifications to the holding company status of Stater Bros.

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

        As of March 25, 2001, for purposes of the credit facility with Bank of America, Stater Bros. Markets was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $95.9 million and exceeded minimum inventory coverage by approximately $56.8 million. The minimum EBITDA (as defined) covenant measurement period begins (as amended) in the quarter ending June 25, 2000, and requires an annualized minimum EBITDA of $75.0 million. As of March 25, 2001, Stater Bros. Markets exceeded minimum annualized EBITDA by approximately $12.7 million.

        The Company was in compliance with all restrictive covenants for the purpose of the credit facility with Bank of America.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not Applicable.

                           STATER BROS. HOLDINGS INC.
                                 MARCH 25, 2001

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


           Date: May 1, 2001                 /s/  Jack H. Brown
                                             ----------------------------------
                                             Jack H. Brown
                                             Chairman of the Board, President,
                                             and Chief Executive Officer

           Date: May 1, 2001                 /s/  Phillip J. Smith
                                             ----------------------------------
                                             Phillip J. Smith
                                             Senior Vice President and Chief
                                             Financial Officer
                                             (Chief Accounting Officer)