Form 10-Q
period 2001-06-24
STATER BROS HOLDINGS INC
filed 2001-08-01
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from ____ to ____

Commission file number 001-13222

STATER BROS. HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0350671

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21700 Barton Road Colton, California	92324

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(909) 783-5000

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

As of July 24, 2001, there were issued and outstanding 50,000 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
JUNE 24, 2001

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS

	Sept. 24,	June 24,
	2000	2001

Current assets

Cash and cash equivalents	$62,631	$91,363

Lease guarantee escrow	13,180	—

Receivables	28,181	34,009

Income tax receivables	263	—

Inventories	165,332	164,997

Prepaid expenses	5,337	6,684

Deferred income taxes	10,776	6,992

Properties held for sale	3,863	3,846

Total current assets	289,563	307,891

Investment in unconsolidated affiliate	11,082	12,255

Property and equipment

Land	47,574	47,574

Buildings and improvements	169,584	179,310

Store fixtures and equipment	172,465	186,031

Property subject to capital leases	25,261	24,670

	414,884	437,585

Less accumulated depreciation and amortization	144,370	163,246

	270,514	274,339

Deferred income taxes	3,676	3,676

Deferred debt issuance costs, net	14,569	12,710

Other assets	5,884	5,760

	24,129	22,146

Total assets	$595,288	$616,631

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Sept. 24,	June 24,
	2000	2001

Current liabilities

Accounts payable	$100,777	$99,728

Accrued payroll and related expenses	35,385	42,121

Other accrued liabilities	34,637	51,652

Current portion of capital lease obligations and long-term debt	6,994	1,571

Total current liabilities	177,793	195,072

Long-term debt, less current portion	439,000	439,000

Capital lease obligations, less current portion	13,679	12,429

Long-term portion of self-insurance and other reserves	9,875	9,875

Other long-term liabilities	4,195	4,058

Total liabilities	644,542	660,434

Stockholders’ equity (deficit)

Common Stock, $.01 par value:

Authorized shares - 100,000 Issued and outstanding shares - 0	—	—

Class A Common Stock, $.01 par value:

Authorized shares - 100,000 Issued and outstanding shares - 50,000	1	1

Additional paid-in capital	12,715	12,715

Retained earnings (deficit)	(61,970)	(56,519)

Total stockholders’ equity (deficit)	(49,254)	(43,803)

Total liabilities and stockholders’ equity (deficit)	$595,288	$616,631

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	39 Weeks Ended

	June 25,	June 24,
	2000	2001

Sales	$1,811,754	$1,877,079

Cost of goods sold	1,366,738	1,397,398

Gross profit	445,016	479,681

Operating expenses:

Selling, general and administrative expenses	398,448	414,528

Depreciation and amortization	18,887	21,102

Acquisition integration expenses	4,594	—

Total operating expenses	421,929	435,630

Operating profit	23,087	44,051

Interest income	2,190	2,597

Interest expense	(40,508)	(38,506)

Equity in earnings from unconsolidated affiliate	1,081	1,173

Other loss — net	(3)	(75)

Income (loss) before income taxes (benefit) and extraordinary gain	(14,153)	9,240

Income taxes (benefit)	(5,803)	3,789

Net income (loss) before extraordinary gain	(8,350)	5,451

Extraordinary gain from early retirement of bonds ($1,896 less tax effect of $773)	1,123	—

Net income (loss)	$(7,227)	$5,451

Earnings (loss) per share:

Before extraordinary gain	$(167.00)	$109.02

Extraordinary gain	22.46	—

Earnings (loss) per share	$(144.54)	$109.02

Average common shares outstanding	50,000	50,000

Shares outstanding at end of period	50,000	50,000

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended

	June 25,	June 24,
	2000	2001

Sales	$607,300	$639,925

Cost of goods sold	454,797	473,806

Gross profit	152,503	166,119

Operating expenses:

Selling, general and administrative expenses	132,381	142,986

Depreciation and amortization	6,556	7,194

Total operating expenses	138,937	150,180

Operating profit	13,566	15,939

Interest income	485	693

Interest expense	(13,378)	(12,847)

Equity in earnings from unconsolidated affiliate	601	215

Other loss — net	(2)	(154)

Income before income taxes and extraordinary gain	1,272	3,846

Income taxes	521	1,577

Net income before extraordinary gain	751	2,269

Extraordinary gain from early retirement of bonds ($1,896 less tax effect of $773)	1,123	—

Net income	$1,874	$2,269

Earnings per share:

Before extraordinary gain	$15.02	$45.38

Extraordinary gain	22.46	—

Earnings per share	$37.48	$45.38

Average common shares outstanding	50,000	50,000

Shares outstanding at end of period	50,000	50,000

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	39 Weeks Ended

	June 25,	June 24,
	2000	2001

Operating activities:

Net income (loss)	$(7,227)	$5,451

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	18,887	21,102

Provision for deferred income taxes	(7,243)	3,784

Gain on repurchase of bonds	(1,896)	—

Loss on disposals of assets	2	75

Net undistributed gain in investment in unconsolidated affiliate	(1,081)	(1,173)

Changes in operating assets and liabilities:

Decrease in lease guarantee escrow	—	13,180

(Increase) decrease in receivables	2,557	(5,828)

Decrease in income tax receivables	—	263

(Increase) decrease in inventories	(4,208)	335

Increase in prepaid expenses	(2,409)	(1,363)

(Increase) decrease in other assets	(832)	1,983

Decrease in accounts payable	(7,322)	(1,049)

Increase in accrued liabilities and long-term portion of self-insurance reserves	11,728	23,614

Net cash provided by operating activities	956	60,374

Investing activities:

Purchase of property and equipment	(32,520)	(25,199)

Proceeds from sale of property and equipment and properties held for sale	—	230

Net cash used in investing activities	(32,520)	(24,969)

Financing activities:

Purchase of bonds	(8,720)	—

Principal payments on long-term debt	—	(5,048)

Principal payments on capital lease obligations	(1,456)	(1,625)

Net cash used in financing activities	(10,176)	(6,673)

Net increase (decrease) in cash and cash equivalents	(41,740)	28,732

Cash and cash equivalents at beginning of period	93,352	62,631

Cash and cash equivalents at end of period	$51,612	$91,363

Interest paid	$28,148	$25,691

Income taxes paid	$(704)	$5

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 24, 2001

Note 1 — Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the “Company”) and its subsidiaries as of September 24, 2000 and June 24, 2001 and the results of its operations and cash flows for the thirty-nine weeks ended June 25, 2000 and June 24, 2001. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest annual report filed on Form 10-K. The operating results for the thirty-nine weeks ended June 24, 2001 are not necessarily indicative of the results of operations for a full year.

Note 2 — Income Taxes

     The provision for income taxes for the thirty-nine weeks ended June 25, 2000 and June 24, 2001 consists of the following:

	39 Weeks Ended

	June 25, 2000	June 24, 2001

	(In thousands)
Federal income taxes (benefit)	$(4,552)	$2,972

State income taxes (benefit)	(1,251)	817

	$(5,803)	$3,789

Note 3 — Unconsolidated Affiliate

     The Company owns 50% of Santee Dairies LLC. Through its wholly-owned subsidiary, Santee Dairies, Inc. (“Santee”), it operates a fluid milk processing plant located in City of Industry, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized income of $1.1 million and $1.2 million for the thirty-nine weeks ended June 25, 2000 and June 24, 2001, respectively. The Company is a significant customer of Santee, which supplies the Company with a substantial portion of its fluid milk and dairy products.

     Summary of unaudited financial information for Santee Dairies LLC is as follows:

	39 Weeks Ended

	June 25, 2000	June 24, 2001

	(In thousands)
Current assets	$15,013	$23,578

Non-current assets	102,066	96,208

Current liabilities	22,070	26,621

Non-current liabilities	73,650	68,492

Shareholder’s equity	21,359	24,673

Sales	133,561	140,785

Gross profit	21,562	22,674

Net income	$1,719	$2,345

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 24, 2001

Note 4 — Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STATER BROS. HOLDINGS INC.
JUNE 24, 2001

PART I — FINANCIAL INFORMATION (contd.)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OWNERSHIP OF THE COMPANY

La Cadena Investments is the sole shareholder of the Company and holds all of the shares of the Company’s Class A Common Stock which are entitled to 1.1 votes per share. La Cadena Investments is a California General Partnership whose partners include Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company and two other members of senior management of the Company. Jack H. Brown has a majority interest in La Cadena and is the managing general partner with the power to vote the shares of the Company held by La Cadena.

ACQUISITION

On May 7, 1999, Stater Bros. entered into an agreement with Albertson’s, Inc. (“Albertson’s”) to purchase 43 supermarkets and one future store site in Stater Bros.’ existing and contiguous market areas. The stores were formerly operated by Albertson’s or Lucky Stores and were divested in connection with the merger of Albertson’s and American Store Company, the parent of Lucky Stores. The purchase price was $94.4 million for land, buildings and equipment, $39.6 million for inventories on hand at closing, and the assumption of $13.3 million of capitalized lease obligations. The supermarkets were acquired sequentially over a twenty-four day period, which began on August 9, 1999. Each acquired store was reopened under the Stater Bros. name within two days of its acquisition and was fully integrated into the Stater Bros. operating systems.

LEASE GUARANTEE ESCROW

As of September 24, 2000, a portion of the Company’s lease obligations were guaranteed by Petrolane Incorporated (“Petrolane”) or its successor. The leases guaranteed by Petrolane had initial terms of 20 years and expired in 2003. Lease payments for the properties subject to the Petrolane guarantees were approximately $10.0 million per year. Under the terms of the agreement related to the Company’s acquisition of Stater Bros. Markets from Petrolane in 1983, as amended in 1985, Stater Bros. Markets was required to make annual deposits into a lease guarantee escrow account. In addition, 10 shares of Stater Bros. Markets $11.00 Cumulative Redeemable Preferred Stock due 2003 were held by Petrolane in connection with the lease guarantees.

During the first quarter of fiscal 2001, Stater Bros. Markets redeemed all 10 outstanding shares of its $11.00 Cumulative Redeemable Preferred Stock due 2003 from Texas Eastern Corporation, Petrolane’s assignee of such preferred stock. The Petrolane lease guarantees were terminated in exchange for a $400,000 fee and a letter of credit was issued in favor of Texas Eastern to secure a portion of the remaining lease payments through 2003. As part of these transactions, the lease guarantee escrow account was terminated and the $13.2 million in such account was released to Stater Bros. Markets. All of the store leases that had been guaranteed by Petrolane were extended for an additional five years following expiration of their respective initial terms in 2003.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and thirty-nine weeks ended June 24, 2001 and June 25, 2000.

	Thirteen Weeks		Thirty-nine Weeks

	2001	2000	2001	2000

Sales	100.00%	100.00%	100.00%	100.00%

Gross profit	25.96	25.11	25.55	24.56

Operating expenses:

Selling, general and administrative expense	22.35	21.80	22.08	21.99

Depreciation and amortization	1.12	1.08	1.12	1.04

Acquisition integration expenses	—	—	—	.25

Operating profit	2.49	2.23	2.35	1.28

Interest income	.11	.08	.14	.12

Interest expense	(2.01)	(2.20)	(2.05)	(2.24)

Equity in unconsolidated affiliate	.03	.10	.06	.06

Other income (loss) — (net)	(.02)	—	(.01)	—

Net income (loss) before income taxes (benefit) and extraordinary gain	.60%	0.21%	.49%	(0.78)%

Total sales for the thirteen weeks ended June 24, 2001, the third quarter of fiscal 2001, increased 5.4% and amounted to $639.9 million compared to $607.3 million for the same period in the prior year. Total sales for the thirty-nine weeks ended June 24, 2001, increased 3.6% and amounted to $1.877 billion compared to $1.812 billion for the same period in the prior year. The increase in total sales in the third quarter of fiscal 2001 and fiscal year to date of 2001 was due primarily to favorable customer response to the Company’s marketing plan, which emphasizes high quality, large product selections and customer service.

Like store sales increased 5.4% and 3.6% for the thirteen week and thirty-nine week periods ended June 24, 2001, respectively. The Company operated 155 supermarkets at June 24, 2001 and June 25, 2000.

Gross profit for the thirteen weeks ended June 24, 2001, amounted to $166.1 million or 25.96% of sales compared to $152.5 million or 25.11% of sales in the same period of the prior year. The increase in gross profit, as a percentage of sales, in the third quarter of 2001, was attributed to the introduction of higher margin general merchandise products and a company-wide merchandising effort to offset increased energy costs within the State of California. Gross profit for the thirty-nine weeks ended June 24, 2001, amounted to $479.7 million or 25.55% of sales compared to $445.0 million or 24.56% of sales in the same period of the prior year. The increase in the fiscal year to date of 2001 gross profit, as a percent of sales, was due to several factors including a company-wide merchandising effort to offset increased energy costs within the State of California, the continued expanded selection of perishable products, a continued emphasis on private label brand products and the Company’s general merchandise expansion program.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses include selling, general and administrative expenses, depreciation and amortization, and acquisition integration expenses. For the thirteen weeks ended June 24, 2001, selling, general and administrative expenses amounted to $143.0 million or 22.35% of sales compared to $132.4 million or 21.80% of sales for the thirteen weeks ended June 25, 2000. For the thirty-nine weeks ended June 24, 2001, selling, general and administrative expenses amounted to $414.5 million or 22.08% of sales compared to $398.4 million or 21.99% of sales for the thirty-nine weeks ended June 25, 2000. The increase in selling, general and administrative expenses as a percentage of sales during the quarter reflects the effect of increased utility costs implemented within the State of California. The Company believes it has taken actions to minimize the effects of these increases in the future; however, the full financial impact of current and future increases in utility costs cannot be determined and may be significant.

Depreciation and amortization expenses amounted to $7.2 million and $21.1 million for the third quarter and year to date periods ended June 24, 2001, respectively. Depreciation and amortization expenses amounted to $6.6 million and $18.9 million for the quarter and year to date periods of the prior year. The increase in depreciation and amortization expense in fiscal 2001 was primarily due to the increase in fixed assets, much of which was related to the remodels of the acquired stores.

Acquisition integration expenses amounted to $4.6 million for the year to date period ended June 25, 2000 and were related to the acquisition of the 43 supermarkets. There were no acquisition integration expenses for the year to date period ended June 24, 2001. Acquisition integration expenses consisted of salaries and wages and non-recurring advertising expenses incurred during the integration of the supermarkets and the grand re-openings of service meat departments in most of the acquired supermarkets.

Operating profit for the third quarter of 2001 amounted to $15.9 million or 2.49% of sales compared to $13.6 million or 2.23% of sales for the third quarter of 2000. Operating profit for the fiscal year to date of 2001 amounted to $44.1 million or 2.35% of sales compared to an operating profit of $23.1 million or 1.28% of sales for the fiscal year to date of 2000.

Interest expense amounted to $12.8 million for the third quarter of 2001 compared to $13.4 million for the third quarter of 2000. For the fiscal year to date of 2001 and 2000, interest expense amounted to $38.5 million and $40.5 million, respectively. The decrease in interest expense was primarily due to the redemption (in the third quarter of fiscal 2000) of $11 million of the 10.75% Senior Notes due 2006, the maturity and redemption of the remaining $5 million of the 11.00% Notes (in the second quarter of fiscal 2001) and the capitalization of interest expense attributed to the construction of a replacement store.

The Company’s equity in earnings from unconsolidated affiliate, amounted to $215,000 for the third quarter of fiscal 2001 compared to $601,000 in the third quarter of the prior year. For the fiscal year to date periods of 2001 and 2000, the Company’s equity in earnings from unconsolidated affiliate amounted to $1.2 million and $1.1 million, respectively.

Results before income taxes and extraordinary gain amounted to income of $3.8 million and $1.3 million for the third quarter of 2001 and 2000, respectively. Results before income taxes and extraordinary gain amounted to income of $9.2 million and a

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

loss of $14.2 million for the thirty-nine week year to date periods of 2001 and 2000, respectively.

The Company realized an extraordinary gain of $1.1 million ($1.9 million less tax effect of $0.8 million) in the third quarter of fiscal 2000 associated with the early retirement of $11 million of 10.75% Senior Notes due 2006.

Net income for the third quarter amounted to $2.3 million and $1.9 million for 2001 and 2000, respectively. Net income for the fiscal year to date periods amounted to $5.5 million and a net loss of $7.2 million for 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement became effective August 6, 1999 and expires in August 2002, and consists of a revolving loan facility for working capital of $50.0 million, all of which was available at June 24, 2001 and a letter of credit facility with a maximum availability of $25.0 million, of which $8.2 million was available at June 24, 2001. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements and as security for current rent obligations.

Working capital amounted to $112.8 million at June 24, 2001 and $111.8 million at September 24, 2000, and the Company’s current ratios were 1.58:1, and 1.63:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

The net cash provided by operating activities in the thirty-nine weeks ended June 24, 2001 amounted to $60.4 million compared to $1.0 million for the thirty-nine weeks ended June 25, 2000. Fluctuations in net cash provided by operating activities are not unusual in the industry. Cash provided by operating activities in fiscal 2001 of $60.4 million consisted of an increase in accrued liabilities and self-insurance reserves of $23.6 million, a decrease in other assets of $2.0 million, an increase in accounts receivable of $5.8 million and a decrease in lease guarantee escrow of $13.2 million.

Net cash used in investing activities for the thirty-nine weeks ended June 24, 2001, amounted to $25.0 million compared to $32.5 million for the thirty-nine weeks ended June 25, 2000. The difference in net cash used in investing activities between the comparable periods is due to the Company’s capital expenditures during such periods, net of proceeds from asset dispositions. Capital expenditures amounted to $25.2 million in the fiscal year to date of 2001 compared to $32.5 million in the fiscal year to date of 2000. The higher level of capital expenditures in the prior year was due primarily to additional remodeling expenditures in the 43 acquired supermarkets.

Net cash used by financing activities amounted to $6.7 million and $10.2 million for the thirty-nine weeks ended June 24, 2001 and June 25, 2000, respectively, and consisted of payments on the Company’s capitalized lease obligations and principal payments on long-term debt, and the repurchase of bonds in the third quarter of fiscal 2000.

The Credit Facilities

Stater Bros.’ principal operating subsidiary, Stater Bros. Markets, signed a credit facility with Bank of America N.A. on August 6, 1999. The credit facility provides for

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(i) a $50.0 million three-year revolving loan facility and (ii) a $25.0 million three-year letter of credit facility. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support the purchase of inventory, obligations incurred in connection with the construction of stores, workmen’s compensation insurance obligations and security for current rent obligations. The availability of the loans and letters of credit are subject to certain sub-limits and other borrowing restrictions.

Indebtedness of Stater Bros. Markets under the credit facility is guaranteed by Stater Bros. Development, Inc., a subsidiary of the Company, and any subsidiaries that Stater Bros. Markets or Stater Bros. Development, Inc. acquires or forms after the date of the new credit facility.

Loans under the credit facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the rate of interest publicly announced by Bank of America as its “reference rate” or (b) the federal funds effective rate from time to time plus 0.50%), plus 1.00%, or (ii) the “Offshore Rate” (defined as the rate (adjusted for statutory reserve requirements for eurocurrency liabilities) at which eurodollar deposits for one, two, three or six months (as selected by Stater Bros. Markets) are offered to Bank of America in the inter-bank eurodollar market), plus 2.25%. The revolving loan facility will cease to be available and will be payable in full on August 6, 2002. Letters under the credit facility can be issued until August 6, 2002 and all letters of credit must expire no later than August 6, 2003. The loans under the revolving loan facility must be repaid for a period of ten consecutive days semi-annually.

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

The credit facility also contains covenants that apply to Stater Bros. Holdings Inc., and Stater Bros. Holdings Inc. is a party to the credit facility for purposes of these covenants. These covenants, among other things, limit dividends and other payments in respect of Stater Bros. Holdings Inc.’s capital stock, prepayments and redemptions

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the exchange notes and other debt, and limit indebtedness, investments, loans and advances by Stater Bros. Holdings Inc. The credit facility requires Stater Bros. Holdings Inc. and Stater Bros. Markets to comply with certain covenants intended to ensure that their legal identities remain separate.

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

As of June 24, 2001, for purposes of the credit facility with Bank of America, Stater Bros. Markets was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $108.4 million and exceeded minimum inventory coverage by approximately $57.4 million. The minimum EBITDA (as defined) covenant measurement period begins (as amended) in the quarter ending June 25, 2000, and requires an annualized minimum EBITDA of $75.0 million. As of June 24, 2001, Stater Bros. Markets exceeded minimum annualized EBITDA by approximately $15.4 million.

The Company was in compliance with all restrictive covenants for the purpose of the credit facility with Bank of America.

Labor Relations

The Company and other major supermarket employers in Southern California negotiated a four-year contract, beginning October 1999, with the United Food and Commercial Workers Union. The Company’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in 1998 and expires in September 2002. Management believes it has good relations with its employees.

EFFECT OF INFLATION AND COMPETITION

The Company’s performance is affected by inflation. In recent years the impact of inflation on the operations of the Company has been moderate. As inflation has increased expenses, the Company has recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time. However, the economic and competitive environment in Southern California continues to challenge the Company to become more cost efficient as its ability to recover increases in expenses through price increases is diminished. The future results of operations of the Company will depend upon the ability of the Company to adapt to the current economic environment as well as the current competitive conditions.

The Company conducts business in one industry segment, the operation of retail food supermarkets, which offer for sale to the public most merchandise typically found in supermarkets. The supermarket industry is highly competitive and is characterized by low profit margins. The Company’s primary competitors include Vons, Albertson’s, Ralphs and a number of independent supermarket operators. Competitive factors typically include the price, quality and selection of products offered for sale, customer service, and the convenience and location of retail facilities. The Company monitors competitive activity and Senior Management regularly reviews the Company’s marketing and business strategy and periodically adjusts them to adapt to changes in the Company’s primary trading area.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF “SAFE HARBOR PROVISIONS” OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained in the Company’s filings with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) includes statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to domestic economic conditions, seasonal and weather fluctuations, expansion and other activities of competitors, changes in federal or state laws and the administration of such laws and the general condition of the economy.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

STATER BROS. HOLDINGS INC.
JUNE 24, 2001

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on the Company’s consolidated financial position or its results of operations.

For a description of legal proceedings, please refer to the footnote entitled “Legal Proceedings” contained in the Notes to Consolidated Financial Statements section of the Company’s Form 10-K for the fiscal year ended September 24, 2000.

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

Date:	July 31, 2001	/s/ Jack H. Brown

Jack H. Brown Chairman of the Board, President, and Chief Executive Officer

Date:	July 31, 2001	/s/ Phillip J. Smith

Phillip J. Smith Senior Vice President and Chief Financial Officer (Chief Accounting Officer)