Form 10-K405
period 2001-09-30
STATER BROS HOLDINGS INC
filed 2001-12-20
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from ______________ to ______________

Commission file number    001-13222

STATER BROS. HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0350671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21700 Barton Road Colton, California	92324
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(909) 783-5000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No[   ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  [X]    No  [   ].

     No voting stock of the registrant is held by non-affiliates of the registrant.

     Number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of December 10, 2001— Class A Common Stock — 50,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

STATER BROS. HOLDINGS INC.
FORM 10-K

PART I

PART I

Item 1.	Business

General

Stater Bros. Holdings Inc. was incorporated in Delaware in 1989 and together with its wholly-owned subsidiaries, Stater Bros. Markets and Stater Bros. Development, Inc., (collectively “Stater Bros.” or the “Company”) were founded in 1936 when the first Stater Bros. Market opened in Yucaipa, California. The Company is a leading supermarket chain in Southern California and operates 155 supermarkets under the Stater Bros. Markets name.

The Company has grown, primarily by constructing supermarkets in its primary trading areas, through the enlargement of existing supermarkets and through a strategic acquisition in August 1999 of 43 supermarkets in Southern California. Stater Bros. supermarkets consist of approximately 5.1 million total square feet and approximately 3.7 million selling square feet. The Company’s supermarkets offer its customers a high level of customer service, broad selections of grocery, meat, produce, liquor and general merchandise. All of the Company’s supermarkets have expanded selections of produce and full-service meat departments. Nearly all of the supermarkets have hot service delicatessens and hot service bakery departments.

The Company utilizes a central warehouse and distribution facility which provides the Company’s supermarkets with approximately 77% of the merchandise they offer for sale. The Company’s warehouse and distribution facilities encompass approximately 1,358,000 square feet and include facilities for grocery, deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products.

Ownership of the Company

In August 1997, La Cadena Investments (“La Cadena”) became the sole shareholder of the Company and holds all of the shares of the Company’s Class A Common Stock which are entitled to 1.1 votes per share. La Cadena Investments is a California General Partnership whose partners include Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company and other members of senior management of the Company. Jack H. Brown has a majority interest in La Cadena and is the managing general partner with the power to vote the shares of the Company held by La Cadena.

Acquisition

On May 7, 1999, Stater Bros. entered into an agreement with Albertson’s, Inc. (“Albertson’s”) to purchase 43 supermarkets and one future store site (the “Acquisition”) in Stater Bros.’ existing and contiguous market areas. The stores were formerly operated by Albertson’s or Lucky Stores and were divested in connection with the merger of Albertson’s and American Store Company, the parent of Lucky Stores. The purchase price was $94.4 million for land, buildings and equipment, $39.6 million for inventories on hand at closing, and the assumption of $13.3 million of capitalized lease obligations. The supermarkets were acquired sequentially over a twenty-four day period which began on August 9, 1999. Each acquired store was reopened under the Stater Bros. name within two days of its acquisition and was fully integrated into the Stater Bros. operating systems.

The Acquisition was funded through an issue, in August 1999, of $450 million of 10.75% Senior Notes due 2006 (the “10.75% Notes”) under Rule 144A of the Securities Act of 1933. Proceeds from the issuance were used to (a) retire all of the 9% Notes ($100.0 million), (b) retire substantially all of the 11% Notes ($159,952,000), (c) fund early redemption premiums of $18.7 million for both the 9% Notes and the 11% Notes, (d) acquire the assets of 43 supermarkets and one future store site for $134.0 million, (e) pay a fee to La Cadena for financial advisory services of $4.5 million, and (f) pay fees and expenses of the transaction. The remaining proceeds from the issue were used for general corporate purposes, including capital expenditures. Of the 10.75% Notes, $449,750,000 are registered securities and $250,000 are restricted and unregistered.

Item 1.	Business (contd.)

Conversion and Redemption of Series B Preferred Stock

Effective March 8, 1996, pursuant to options available to the Company, the Company exercised its right to convert all of its outstanding shares of Common Stock (previously held by Craig Corporation (“Craig”)) into 693,650 shares of its Series B Preferred Stock. The Series B Preferred Stock had a redemption value of approximately $69.4 million and paid dividends at the rate of 10.5% per annum. In August 1997, the Company redeemed all of the outstanding shares of its Series B Preferred Stock for $69.4 million plus accrued and unpaid dividends.

In July 1997, the Company issued $100.0 million of 9% Senior Subordinated Notes due 2004 (the “9% Notes”) under Rule 144A of the Securities Act of 1933. Proceeds from the issuance of the 9% Notes were used as follows (a) $69.4 million to redeem the Series B Preferred Stock, (b) $4.6 million to pay accrued dividends due from the Series B Preferred Stock, (c) $4.9 million to obtain consents from the holders of the Company’s 11% Senior Notes due 2001 to permit the issue of the 9% Notes, (d) pay fees and expenses of the transaction. The remaining proceeds from the issuance of the 9% Notes were used for general corporate purposes, including capital expenditures. The 9% Notes were redeemed in August 1999.

Business Strategy

Store Profile and Locations

The Company’s supermarkets have well-established locations and low overhead expenses, including fixed rent payments in most supermarkets. In addition, the Company believes that its existing supermarkets are well maintained and generally require capital expenditures only for customary maintenance. An average supermarket is approximately 33,000 square feet, while newly constructed supermarkets range from approximately 35,000 square feet to 44,000 square feet. Stater Bros. supermarkets typically utilize approximately 72% of total square feet for retail selling space. The Company operates its supermarkets with minimal back-room storage space because of the close proximity of its distribution facilities to its store locations. Generally, all Stater Bros. supermarkets are similarly designed and stocked thereby allowing Stater Bros. customers to find items easily in any of the Company’s supermarkets.

Substantially all of the Company’s 155 supermarkets are located in neighborhood shopping centers in well-populated residential areas. The Company endeavors to locate its supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.

Management actively pursues the acquisition of sites for new supermarkets. In an effort to determine sales potential, new supermarket sites are carefully researched and analyzed by management for population shifts, zoning changes, traffic patterns, nearby new construction and competitive locations. Stater Bros. works with developers to attain the Company’s criteria for potential supermarket sites, and to insure adequate parking and a complementary co-tenant mix.

Store Expansion and Remodeling

The Company has historically focused its expansion in the San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern counties of Southern California. Such expansion has been accomplished through improving and remodeling existing stores, constructing new supermarkets, and the acquisition of other supermarket operations. The number of supermarkets operated by the Company is 155 as of September 30, 2001. The Company intends to continue to expand its existing supermarket operations by enlarging and remodeling existing supermarkets and constructing new supermarkets. The Company may also make strategic acquisitions of existing supermarkets, if such opportunities arise.

Item 1.	Business (contd.)

Store Expansion and Remodeling (contd.)

The Company monitors sales and profitability of its operations on a store-by-store basis and enlarges, remodels or replaces stores in light of their performance and management’s assessment of their future potential. Approximately 65% of the Company’s supermarkets have been either newly constructed or remodeled within the last five years. Minor remodels cost between $100,000 and $500,000 and typically include new fixtures and may include a change in decor. Major remodels cost in excess of $500,000 and typically involve more extensive refurbishment of the store’s interior and may include the addition of one or more specialty service departments such as a hot service delicatessen or hot service bakery. Expansions entail enlargement of the store building and typically includes breaking through an exterior wall. The primary objectives of remodelings and expansions are to improve the attractiveness of supermarkets, increase sales of higher margin product categories and, where feasible, to increase selling area. The Company conducts all of its new construction and most of its remodeling through its wholly-owned subsidiary, Stater Bros. Development, Inc., which serves as the general contractor for all Company construction projects.

The following table sets forth certain statistical information with respect to the Company’s supermarket expansion and remodeling for the periods indicated.

	Fiscal Year Ended

	Sept. 28,	Sept. 27,	Sept. 26,	Sept. 24,	Sept. 30,
	1997	1998	1999	2000	2001

Number of supermarkets:
Opened	—	2	1	—	1
Acquired	—	—	43	—	—
Replaced	—	—	(1)	—	(1)
Closed	—	—	—	—	—
Total at end of year	110	112	155	155	155
Minor Remodel	13	5	7	17	10
Major Remodel	1	6	10	2	2
Expansion	—	—	—	1	—

Beyond 2001, the Company plans to open approximately one to five new stores per year, based upon a number of factors, including customer demand, market conditions, profitability, costs of opening, and availability of financing for such new stores. The Company’s plans with respect to major and minor remodels, expansion and new construction are reviewed continually and are revised, if appropriate, to take advantage of marketing opportunities. The Company finances its new store construction primarily from cash provided by operating activities and short-term borrowings under its credit facilities. Long-term financing of new stores generally will be obtained through either sale and leaseback transactions or secured long-term financings. However, no assurances can be made as to the availability of such financings.

Warehouse and Distribution Facilities

The Company’s warehouse and distribution facilities and administrative offices are located in Colton, California, and encompass approximately 1,358,000 square feet. The facilities include warehouses for grocery, deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products. Management believes that its existing warehouse and distribution facilities are adequate to meet its current volume. Approximately 77% of the products offered for sale in the Company’s supermarkets are processed through the Company’s warehouse and distribution facilities.

The Company’s warehouse and distribution facilities are centrally located and are an average distance of approximately 41 miles from its supermarkets. Most supermarkets can be reached without using the most congested portions of the Southern California freeway system.

Item 1.	Business (contd.)

Warehouse and Distribution Facilities (contd.)

The Company’s transportation fleet consists of modern well-maintained vehicles. As of September 30, 2001, the Company operated approximately 153 tractors and 391 trailers, all of which were owned by the Company. The Company also operates a repair terminal at the Colton distribution facility.

Purchasing and Marketing

The Company uses an “Aggressive Everyday Low Price” (“AEDLP”) format supported heavily by radio, TV, newspaper and direct mail advertising programs as an integral part of its purchasing and marketing strategy to provide its customers with the best overall supermarket value in its primary market areas. The Company supplements its everyday low price structure with chain-wide temporary price reductions (“Stater Savers”) on selected food and non-food merchandise. The geographic location of the Company’s supermarkets allows it to reach its target consumers through a variety of media and the Company aggressively advertises its everyday low prices through local and regional newspapers, direct mail and printed circulars as well as extensive advertisements on radio and television.

A key factor in the Company’s business strategy is to provide its customers with a variety of quality brand-name merchandise as well as alternative selections of high-quality private label and generic brands of merchandise. To meet the needs of customers, most supermarkets are stocked with approximately 35,000 items. The Company places particular emphasis on the freshness and quality of its meat and produce merchandise and maintains high standards for these perishables by distributing the merchandise through its perishable warehouses and distribution facilities.

Retail Operations

The Company’s supermarkets are well maintained, have sufficient off-street parking and generally are open from 6:00 a.m. or 7:00 a.m. until 10:00 p.m. or 11:00 p.m., seven days a week, including all holidays with the exception of Christmas Day. Because Stater Bros. operates its supermarkets under similar formats, management believes it is able to achieve certain operating economies.

     Store Management. Each supermarket is managed by a store manager and an assistant manager, each of whom receives a base salary and may receive a bonus based on the individual supermarket’s overall performance and management of labor costs within the supermarket. The store manager and assistant manager are supported by their store management staff who have the training and skills necessary to provide proper customer service, operate the store and manage personnel in each department. Each store has individual department managers for grocery, meat, produce, and where applicable, hot service bakeries and hot service delicatessens. Store managers report to one of nine district managers, each of whom is responsible for an average of 17 supermarkets. District managers report to one of three Regional Vice Presidents.

     Customer Service. The Company considers customer service and customer confidence to be critical to the success of its business strategy. This strategy, to provide courteous and efficient customer service through specific programs and training, is a focus of the executive officers and is implemented by employees at all levels of the Company. The Company maintains an intensive checker training school to train prospective checkers and to provide a refresher program for existing checkers. All of the Company’s supermarkets provide customers with purchase carry-out service and have express check-out lanes.

Item 1.	Business (contd.)

Santee Dairies, LLC

Stater Bros. and Hughes Family Markets currently each own a 50% interest in Santee Dairies, LLC, which through its wholly-owned subsidiary, Santee Dairies, Inc. (“Santee Dairies”), operates one of the largest dairy plants in California and provides fluid milk products to Stater Bros., Ralph’s, and other customers in Southern California. The Kroger Co., which operates as Ralph’s supermarkets, is the indirect owner of Hughes. Santee Dairies processes, packages and distributes whole, low-fat and non-fat milk, as well as orange juice, fruit drinks and certain other cultured milk products under the Knudsen, Foremost and certain store brand names. Santee Dairies is the exclusive licensee of the Knudsen trademark from Kraft Foods, Inc. for fluid milk, juices and certain other cultured milk products in the Southern California market. In addition, Santee Dairies is the exclusive licensee for Foremost Farms USA, Cooperative of the Foremost trademark for fluid milk in Southern California. Santee Dairies also distributes Hershey chocolate milk under license. In calendar 2000, Santee Dairies processed approximately 67.1 million gallons of fluid products, including 53.8 million gallons of fluid milk. Total revenues in Santee Dairies’ 52-week fiscal year ended December 30, 2000 were $177.5 million, of which approximately $90.4 million were sales to Stater Bros. and Ralph’s. Santee Dairies also sells to unaffiliated supermarkets, independent food distributors, military bases and food service providers in Southern California.

In 1998, Santee Dairies moved to a new dairy plant in City of Industry, California (the “New Dairy”). The New Dairy increased Santee Dairies’ capacity to process milk to approximately 250,000 to 350,000 gallons per day, with the ability to expand capacity to approximately 500,000 gallons per day.

Stater Bros. and Santee Dairies are parties to a ten-year fluid milk purchase agreement entered into in August 1997. It requires that Stater Bros. purchase its requirements of fluid milk and certain other products, subject to a minimum volume each year equal to approximately 80% of the volume purchased during Stater Bros.’ 1996 fiscal year. Prices under the agreement are calculated to cover Santee Dairies’ direct and indirect costs of production, including financing costs. However, recoverable costs by Santee Dairies may not include under any circumstances amounts owing solely by reason of the acceleration of principal payments under any loan agreement to which Santee Dairies is a party. During fiscal 1999 and fiscal 2000, the prices paid by Stater Bros. pursuant to the fluid milk agreement were adversely affected by cost overruns and lower than anticipated production volumes. Incremental prices paid for milk by Stater Bros. amounted to $48,000 in fiscal 2000 and $9.4 million in fiscal 1999. There were no incremental prices paid for milk in fiscal 2001. Stater Bros. believes that future incremental pricing will not be necessary, however, no assurances can be given that Stater Bros. will not incur incremental prices in the future.

The Company accounts for its investment in Santee using the equity method of accounting.

Management Information Systems

The Company’s management information systems and point-of-sale scanning technology reduce the labor costs attributable to product pricing and customer check-out, and provide management with information that facilitates purchasing, receiving and management of inventory and accounts payable. The Company has point-of-sale scanning checkout technology in all of its stores. All stores use electronic systems for employee time and attendance records, inventory orderings, and labor scheduling, which assist store management in developing a more efficient and customer-sensitive work schedule.

Item 1.	Business (contd.)

Management Information Systems (contd.)

During fiscal 1999, the Company installed, in fifty-nine stores, NCR’s new generation of electronic scan systems, the 7452 ACS Scan System, an additional fifteen systems were installed during fiscal 2000 and eleven systems were installed during fiscal 2001. The Company anticipates completing the conversion of all remaining stores to the 7452 ACS Systems during the second quarter of fiscal 2002. These new systems are more customer-oriented, operate more efficiently and reduce the time required to check out customers.

The Company uses the Stater Express® system in all of the Company’s supermarkets. Stater Express® is a combined supermarket technology platform that includes enhanced systems for check verification and acceptance and provides alternative pay choices such as most nationally recognized financial institution debit and credit cards. Stater Express® also provides each supermarket with the technology required to print in-store advertising signs and connects each supermarket to the Company’s host computer which provides certain efficiencies in data transfers between the supermarkets and the Company’s main office. The Company has obtained a federal service mark for the name “Stater Express”.

Employees

The Company has approximately 12,600 employees, approximately 770 of whom are management and administrative employees and approximately 11,830 of whom are hourly employees. Approximately 72% of the Company’s employees work part-time. Substantially all of the Company’s hourly employees are members of either the United Food & Commercial Workers or International Brotherhood of Teamsters labor unions and are represented by several different collective bargaining agreements. The Company’s collective bargaining agreements, with the United Food & Commercial Workers, which covers the largest number of employees, were renewed in October 1999 and expire in October 2003. The International Brotherhood of Teamsters agreement was renewed in September 1998 and expires in September 2002.

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

Given the wide assortment of products it offers, the Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. The Company’s primary competitors include Vons, Albertson’s, Ralphs, and a number of independent supermarket operators.

Government Regulation

The Company is subject to regulation by a variety of governmental authorities, including federal, state and local agencies that regulate trade practices, building standards, labor, health, safety and environmental matters and regulate the distribution and sale of alcoholic beverages, tobacco products, milk and other agricultural products and other food items.

Environmental

Environmental remediation costs incurred over the past five years were approximately $1.3 million, in the aggregate, including remediation costs of approximately $101,000 in 1999, $198,000 in 2000 and $495,000 in 2001. Management believes that any such future remediation costs will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.	Properties

The Company leases its warehouse and distribution facilities located in Colton, California, and management believes that its warehouse and distribution facilities are well maintained and are adequate to meet its current volume.

The following schedule presents the Company’s warehouse and distribution facilities by product classification and the size of each facility as of September 30, 2001.

Square
Facility	Feet

Grocery	787,000
Health and beauty care and general merchandise	131,000
Produce, meat and meat deli	118,000
Grocery deli	116,000
Frozen	74,000
Bakery	40,000
Support and administrative offices	92,000

Total	1,358,000

As of September 30, 2001, the Company owned 45 of its supermarkets and leased the remaining 110 supermarkets. Management believes that its supermarkets are well maintained and adequately meet the expectations of its customers. The Company operates 155 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. The following schedule reflects the Company’s store counts by size, county, and the number of stores that are either leased or owned as of September 30, 2001.

	No. of Stores			Total Square Feet

				Under	25,000-	30,000-	35,000-	Over
County	Total	Owned	Leased	25,000	29,999	34,999	40,000	40,000

San Bernardino	46	9	37	5	16	6	14	5
Riverside	40	12	28	10	14	5	5	6
Orange	30	11	19	4	13	1	4	8
Los Angeles	27	8	19	5	7	1	3	11
San Diego	10	5	5	—	1	—	2	7
Kern	2	—	2	—	—	1	1	—

Total	155	45	110	24	51	14	29	37

The total size of the Company’s supermarkets is approximately 5,118,000 square feet, of which 3,664,000 is selling square feet.

Item 3.	Legal Proceedings

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

In September of 2000, two lawsuits were filed against Stater Bros. Markets in the State of California Superior Court, County of San Bernardino alleging that certain of its employees are entitled to overtime wages. The two cases were purportedly filed on behalf of certain Stater Bros. Markets store managers and assistant store managers, respectively, alleging that such workers are non-exempt under California labor laws and are therefore entitled to overtime wages. The Company’s position is that the store managers and assistant managers are highly compensated employees with duties and responsibilities which place them in the exempt category under California law and that such employees are not entitled to overtime wages. This is consistent with the position taken by other supermarket chains in California. The Company believes it has complied in all respects with California laws and regulations relative to employee wages and that each of these Complaints is without merit.

Environmental Matters

Environmental remediation costs incurred during the last five years were approximately $1.3 million, in the aggregate, including remediation costs of approximately $101,000 in 1999, $198,000 in 2000 and $495,000 in 2001. Management believes that any such future remediation costs will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

(a)	Market Information

There is no established public trading market for the Company’s common equity.

(b)	Holders

La Cadena Investments holds 50,000 shares, or 100% of the Company’s Class A Common Stock.

(c)	Dividends

No dividends were paid in fiscal years 1999, 2000, and 2001 on the common equity of the Company and the Company does not intend to pay dividends on its common equity in the foreseeable future, but intends to make the distribution and payments described in the Liquidity and Capital Resources section on page 20.

Item 6.	Selected Financial Data

The following table sets forth historical financial data derived from the audited financial statements of the Company as of and for the fiscal years ended September 28, 1997, September 27, 1998, September 26, 1999, September 24, 2000 and September 30, 2001. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Consolidated Financial Statements of the Company and related notes thereto contained elsewhere herein. The information included in “Other Operating and Financial Data” and “Store Data” is unaudited.

	Fiscal Years Ended

	Sept. 28,	Sept. 27,	Sept. 26,	Sept. 24,	Sept. 30,(6)
	1997	1998	1999	2000	2001

	(In thousands of dollars except per share and store data)
Statement of Earnings Data:
Sales	$1,717,924	$1,726,107	$1,830,195	$2,417,710	$2,573,913
Cost of goods sold	1,326,410	1,323,522	1,387,619	1,819,068	1,911,065

Gross profit	391,514	402,585	442,576	598,642	662,848
Selling, general and administrative expenses	333,199	353,075	377,195	532,147	572,815
Depreciation and amortization	13,265	15,434	16,591	25,580	29,061
Acquisition integration expenses	—	—	5,590	4,594	-
Consulting fees(1)	1,458	—	—	—	-

Total operating expenses	347,922	368,509	399,376	562,321	601,876

Operating profit	43,592	34,076	43,200	36,321	60,972
Interest and other income	3,110	3,061	2,951	3,217	3,151
Interest expense	(21,563)	(30,206)	(33,630)	(53,680)	(52,410)
Equity in income (loss) from unconsolidated affiliate	(2,313)	(2,941)	1,130	1,483	1,584

Income before income taxes and extraordinary gain (loss)	22,826	3,990	13,651	(12,659)	13,297
Income taxes (benefit)	9,359	1,459	5,372	(5,369)	5,452

Income before extraordinary gain (loss)	13,467	2,531	8,279	(7,290)	7,845
Extraordinary gain (loss)(2) (3)	—	—	(17,311)	1,123	-

Net income (loss)	13,467	2,531	(9,032)	(6,167)	7,845
Preferred dividends	6,166	—	—	—	-

Income (loss) available to common stockholder	$7,301	$2,531	$(9,032)	$(6,167)	$7,845

Earnings (loss) per common share before extraordinary gain (loss)	$146.02	$50.62	$165.58	$(145.80)	$156.90
Earnings (loss) per common share	$146.02	$50.62	$(180.64)	$(123.34)	$156.90

(footnotes on following page)

Item 6.	Selected Financial Data (contd.)

	Fiscal Years Ended

	Sept. 28,	Sept. 27,	Sept. 26,	Sept. 24,	Sept. 30,(6)
	1997	1998	1999	2000	2001

	(In thousands of dollars except per share and store data)
Balance Sheet Data (end of fiscal year):
Working capital	$92,013	$90,725	$130,915	$111,770	$124,297
Total assets	358,477	364,318	603,917	595,288	629,294
Long-term notes	265,000	265,000	455,048	439,000	439,000
Long-term capitalized lease obligations	5,661	4,350	15,625	13,679	12,098
Other long-term liabilities	11,348	12,009	10,960	14,070	24,608
Common stockholders’ deficit	(36,586)	(34,055)	(43,087)	(49,254)	(41,409)
Dividends declared per share:
10.5% Series B Preferred Stock	$8.91	—	—	—	—
Other Operating and Financial Data:
Sales increases (decreases):
Total stores	0.7%	0.5%	6.0%	32.1%	6.5%
Like stores (comparable 52-weeks)	2.6%	(1.0%)	1.9%	1.4%	4.5%
EBITDA(4)	$57,654	$49,630	$63,872	$66,601	$94,768
Operating profit	$43,592	$34,076	$43,200	$36,321	$60,972
Ratio of earnings to fixed charges(5)	1.23x	1.03x	1.27x	0.85x	1.19x
Gross profit as a percentage of sales	22.79%	23.32%	24.18%	24.76%	25.75%
Selling, general and administrative expenses as a percentage of sales	19.40%	20.46%	20.61%	22.01%	22.25%
Store Data:
Number of stores (at end of fiscal year)	110	112	155	155	155
Average sales per store (000s)	$15,617	$15,551	$15,741	$15,598	$16,606
Average store size:
Total square feet	28,809	29,061	32,895	32,910	33,018
Selling square feet	20,845	20,991	23,570	23,570	23,639
Total square feet (at end of fiscal year) (000s)	3,169	3,255	5,099	5,101	5,118
Total selling square feet (at end of fiscal year) (000s)	2,293	2,351	3,653	3,653	3,664
Sales per average total sq. ft	$542	$537	$531	$474	$503
Sales per average selling sq. ft	$749	$743	$736	$662	$702

(1)	Effective March 1994, the Company paid $1.5 million annually in consulting fees to Craig Corporation, subject to a certain five year Consulting Agreement entered into between the Company and Craig. The Company’s agreement to pay Craig an annual consulting fee was terminated, at the election of the Company, in August 1997.

(footnotes continued on following page)

Item 6.	Selected Financial Data (contd.)

(2)	The extraordinary loss in 1999 represents the after-tax loss from the early extinguishment of debt.

(3)	The extraordinary gain in 2000 represents the after-tax gain from the early extinguishment of debt.

(4)	EBITDA represents earnings before extraordinary gain (loss), interest expense, depreciation and amortization and income tax expense. The Company has included information concerning EBITDA here as it is relevant for covenant analysis under the 10.75% Senior Notes due 2006 and because it is used by certain investors as a measure of a company’s ability to service its debt. EBITDA should not be used as an alternative to, or be construed as more meaningful than, operating profit or cash flows as an indicator of the Company’s operating performance.

(5)	For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and the extraordinary loss and amortization of previously capitalized interest. Fixed charges consist of interest expense whether expensed or capitalized, amortization of deferred debt expense, preferred stock dividends adjusted to represent pre-tax earnings requirements and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case. Included in earnings and fixed charges is the Company’s 50% share of an unconsolidated affiliate.

(6)	The fiscal year 2001 was a 53-week year, whereas fiscal years 1997, 1998, 1999 and 2000 were 52-week years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Acquisition

Comparisons between fiscals 1999, 2000 and 2001 are difficult due to the acquisition of 43 supermarkets and one future store site in August 1999, expenses incurred to integrate the acquired supermarkets into the Company’s retail operating and distribution systems and the issuance of $450.0 million of 10.75% Notes and related redemptions, together with early redemption premiums, of all the 9% Notes and substantially all the 11% Notes in August 1999. On May 7, 1999, the Company entered into an agreement with Albertson’s to acquire 43 supermarkets and one future store site. The stores were formerly operated by Albertson’s or Lucky Stores and were divested in connection with the merger of Albertson’s and American Stores Company, the parent of Lucky Stores. The supermarkets were acquired sequentially over a twenty-four day period beginning August 9, 1999. The purchase price for the property, plant, equipment and inventories of 43 supermarkets and one future store site was approximately $134.0 million plus capital lease obligations assumed of $13.3 million and approximately $2.2 million of capitalized costs related to the transfer of ownership of the supermarkets. The acquisition was accounted for using the purchase method of accounting and the results of operations of the 43 supermarkets are included in the Company’s consolidated results of operations from the acquisition date of each supermarket.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations

The following table sets forth certain income statement components expressed as a percent of sales for the 52-week fiscal years ended September 26, 1999, September 24, 2000 and the 53-week fiscal year ended September 30, 2001.

	Fiscal Years Ended

	1999	2000	2001

Sales	100.00%	100.00%	100.00%
Gross profit	24.18	24.76	25.75%
Operating expenses:
Selling, general and administrative expenses	20.61	22.01	22.25
Depreciation and amortization	.91	1.06	1.13
Acquisition integration expenses	.30	.19	—
Operating profit	2.36	1.50	2.37
Interest income	.18	.13	.13
Interest expense	(1.84)	(2.22)	(2.04)
Equity in income from unconsolidated affiliate	.06	.06	.06
Other income (expense) net	(.01)	.01	—
Income (loss) before income taxes and extraordinary gain (loss)	.75%	(.52%)	.52%

Total sales amounted to $2.574 billion in 2001 compared to $2.418 billion in 2000 and $1.830 billion in 1999. Like-store sales increased 4.5% (52-week basis) in fiscal 2001, compared to an increase of 1.9% (before erosion of like-store sales of 0.5% to newly acquired stores) in fiscal 2000 and an increase 1.9% in fiscal 1999. The increase in sales during fiscal 2001 was due to favorable customer response to the Company’s marketing plan and to the replacement of one of its stores in San Bernardino, California. The increase in total sales during fiscal 2000 was due to the acquisition of 43 supermarkets and the increase in like-store sales, after erosion, of 1.4%. The increase in like-store sales of 1.9% in fiscal 1999 was due to favorable customer response to the Company’s 1999 marketing plan, which emphasized the Company’s high quality and expanded product selections in the produce and other perishable departments and the completion of 10 major remodels.

Gross profits increased to $662.8 million or 25.75% of sales in 2001 compared to $598.6 million or 24.76% of sales in 2000 and $442.6 million or 24.18% of sales in 1999. The increase in gross profits, as a percent of sales, during the last three fiscal years was due to the introduction of higher gross margin products achieved through the Company’s merchandising expansion and upgrading programs including significant investments in product display fixtures. During fiscal 2000, the Company had a major expansion in its general merchandise program, expanded its produce selection and added additional service meat and seafood cases. The Company adjusts its pricing strategy as necessary to retain its every day aggressive low price marketing position.

Operating expenses include selling, general and administrative expenses, depreciation and amortization and acquisition integration expenses. In fiscal year 2001, selling, general and administrative expenses amounted to $572.8 million or 22.25% of sales compared to $532.1 million or 22.01% of sales in 2000 and $377.2 million or 20.61% of sales in 1999. Selling, general and administrative expenses, as a percentage of sales, for fiscal 2001 increased over fiscal 2000 due primarily to increased utility costs resulting from the energy crisis within the State of California. Selling, general and administrative expenses, as a percentage of sales, for fiscal 2000 increased over fiscal 1999 due to the acquisition of the 43 new stores. In addition, the Company experienced higher than expected labor costs in the first two quarters of fiscal 2000 due to the staffing and training of personnel for the new service meat departments in the newly acquired stores.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations (contd.)

Depreciation and amortization expenses amounted to $29.1 million in 2001 compared to $25.6 million in 2000 and $16.6 million in 1999. The increase in depreciation and amortization expenses in fiscal years 2001 and 2000 over fiscal 1999 is due to the acquisition of the 43 new stores in fiscal 1999. Depreciation and amortization expenses include amortization of $438,000 in 1999, from a $5.0 million prepaid five-year covenant not to compete included in a Consulting Agreement between the Company and Craig, which became effective March 8, 1994. Amortization of the covenant not to compete terminated in March 1999.

Acquisition integration expenses amounted to $4.6 million in fiscal 2000 and $5.6 million in fiscal 1999 and were related to the acquisition of 43 supermarkets acquired from Albertson’s in August 1999. No additional acquisition integration costs were incurred in fiscal 2001 and none are anticipated in the future. Acquisition integration expenses consisted of salaries and wages, uniforms, supplies and non-recurring advertising expenses incurred during the integration of the supermarkets.

Operating profits amounted to $61.0 million or 2.37% of sales in 2001 compared to $36.3 million or 1.50% of sales in 2000 and $43.2 million or 2.36% of sales in 1999.

Interest expense amounted to $52.4 million, $53.7 million and $33.6 million for the 2001, 2000 and 1999 fiscal years, respectively. The decrease in interest expense in fiscal 2001 compared to fiscal 2000 was due to the retirement of the remaining $5.0 million of 11% notes in March of 2001 and the early redemption of $11.0 million of 10.75% notes due 2006 in fiscal 2000. The increase in interest expense in 2000 was due to the issuance in August 1999 of $450.0 million of 10.75% Senior Notes due 2006 reduced by the redemption of the 9% Notes and substantially all of the 11% Notes (remaining $5.0 million redeemed in fiscal 2001). Interest expense included amortization of fees and expenses incurred to acquire debt of $2.5 million in 2001, $2.5 million in 2000 and $2.8 million in 1999.

The equity in income from unconsolidated affiliate amounted to $1.6 million in fiscal 2001 compared to $1.5 million in 2000 and $1.1 million in 1999. The increase in income from unconsolidated affiliate in fiscal 2000 over fiscal 1999 was due to increased volume and improved efficiencies by Santee Dairies, Inc. Stater Bros. Markets and Hughes (the “Owners”) are each parties to ten-year fluid milk purchasing agreements entered into in August 1997. The agreements require the Owners to each purchase their fluid milk and certain other products, subject to a minimum volume each year equal to approximately 80% of the volume purchased in 1996. Prices under the agreements are calculated to cover Santee’s direct and indirect costs of production, including financing costs. However, recoverable costs by Santee may not include under any circumstances amounts owing solely by reason of acceleration of principal payments under any loan agreement to which Santee is a party. During 1999 and 2000, the prices paid by Stater Bros. Markets pursuant to the fluid milk agreement were adversely effected by cost overruns and lower production volumes than anticipated. In fiscal 2000, Stater Bros. paid Santee approximately $48,000 in incremental prices compared to $9.4 million in fiscal 1999. There were no incremental prices paid in fiscal 2001. The incremental pricing structure was terminated in October of 1999, but no assurances can be given that Stater Bros. will not incur incremental price increases in the future.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations (contd.)

Income (loss) before income taxes (benefit) and extraordinary gain (loss) amounted to income of $13.3 million in fiscal 2001, compared to a $12.7 million loss in fiscal 2000 and income of $13.7 million in fiscal 1999.

Income (loss) before extraordinary gain (loss) amounted to income of $7.8 million in 2001, compared to a $7.3 million loss in 2000 and income of $8.3 million in 1999.

Extraordinary gain (loss) amounted to an extraordinary gain in fiscal 2000 of $1.1 million ($1.9 million less tax effect) from early extinguishment of $11.0 million of 10.75% Senior Notes due 2006, and an extraordinary loss in fiscal 1999 of $17.3 million ($28.5 million less tax effect) from the early extinguishment of all of the Company’s 9% Notes and substantially all of the Company’s 11% Notes.

Net income, for fiscal 2001, amounted to $7.8 million, compared to net losses of $6.2 million and $9.0 million in fiscal years 2000 and 1999, respectively.

Liquidity and Capital Resources

The Company historically has funded its daily cash flow requirements through funds generated from operations and from borrowings from short-term revolving credit facilities. The Company’s credit agreement became effective August 6, 1999 and expires in August 2002, and consists of a revolving loan facility for working capital of $50.0 million, all of which was available at September 30, 2001 and a letter of credit facility with a maximum availability of $25.0 million, of which $8.2 million was available at September 30, 2001. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements and to secure current rent obligations.

The Company had no short-term borrowings outstanding at the end of fiscal years 2001, 2000 and 1999, and the Company did not incur short-term borrowings during fiscal years 2001, 2000 and 1999.

Working capital amounted to $124.3 million at September 30, 2001, $111.8 million at September 24, 2000 and $130.9 million at September 26, 1999. The Company’s current ratios were 1.64:1, 1.63:1 and 1.79:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Net cash provided by operating activities amounted to $79.4 million in 2001, $15.4 million in 2000 and $59.3 million in 1999. Fluctuations in operating assets and liabilities are not unusual in the industry. The change in cash provided by operating activity in fiscal 2001 compared to fiscal 2000 was due primarily to changes from normal operations and the termination of a lease guarantee escrow account. Cash provided from operating activities in fiscal 2001 consisted primarily of increases in accrued liabilities and self-insurance reserves, increases in accounts payable, the termination of a lease guarantee escrow account and depreciation and amortization. The change in cash provided by operating activities in fiscal 2000 compared to fiscal 1999 was due primarily to larger than normal increases in asset and liability accounts in 1999 due to the acquisition of the 43 new stores. Cash provided by operating activities in fiscal 2000 consisted of increases in inventories, accounts payable and accrued liabilities, decreases in accounts receivable and prepaid expenses and depreciation and amortization.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Liquidity and Capital Resources (contd.)

Net cash used in financing activities during fiscal 2001 amounted to $7.1 million and consisted of the retirement of the remaining $5.0 million of 11% notes which matured in March 2001 and payment on capital lease obligations of $2.1 million. Net cash used in financing activities during fiscal 2000 amounted to $10.7 million and consisted of funds of $8.7 million used to retire $11.0 million of 10.75% Senior Notes due 2006 and principal payment on capital lease obligations of $1.9 million. Net cash provided by financing activities in fiscal 1999 amounted to $152.9 million and consisted of reductions in capital lease obligations of $1.3 million and an issuance of $450.0 million of 10.75% Senior Notes due 2006 in August 1999. Proceeds from the 10.75% Notes were used to fund the early redemption of all ($100.0 million) of the outstanding 9% Notes and substantially all ($159.9 million) of the outstanding 11% Notes, together with early redemption premiums of $18.7 million and to pay fees and expenses of the debt offering of approximately $17.l million, which includes a financial advisory fee paid to La Cadena of $4.5 million. Additionally, proceeds from the 10.75% Notes were used to acquire the assets of 43 supermarkets and one future store site for approximately $136.2 million and the remaining proceeds were used for general corporate purposes including capital expenditures.

Net cash used in investing activities in fiscal 2001 amounted to $33.2 million and consisted primarily of the purchase of property and equipment of $33.5 million. Net cash used in investing activities during fiscal 2000 amounted to $35.4 million and consisted primarily of the purchase of property and equipment of $38.2 million which included approximately $21.8 million to fund projects related to the acquisition of the 43 supermarkets and related warehouse expansion. Additional capital expenditures were used to acquire land for a store site, fund year 2000 projects, as well as fund normal maintenance capital expenditures. Proceeds from the sale of assets amounted to $2.8 million and consisted primarily from the sale of a store site in Colton, California. The Colton store site was leased backed by the Company under an operating lease. Net cash used in investing activities during fiscal 1999 amounted to $176.1 million and consisted of $136.2 million to acquire the assets of 43 supermarkets, one future store site and related capitalized asset acquisition costs in August 1999. Capital expenditures of $42.8 million includes $12.6 million in point of sale scan systems and related equipment and warehousing and material handling equipment which were purchased as a direct result of the acquisition of the 43 supermarkets and included approximately $3.3 million in equipment and software purchased to achieve Year 2000 compliance. Proceeds from sales of assets amounted to $2.9 million and consisted primarily of reimbursements from the landlord for costs incurred by the Company to construct its new supermarket in Loma Linda, which opened in December 1998. Capital expenditures for fiscal 1999 were funded through proceeds from the reimbursed construction costs of the Loma Linda supermarket, cash flow from operations and from proceeds from the issuance of the 10.75% Notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Liquidity and Capital Resources (contd.)

Management believes that cash capital expenditures for fiscal 2002 will be approximately $40.6 million.

Management believes that operating cash flow, supplemented by capital expenditures financings obtained through capital and operating leases, will be sufficient to meet the Company’s currently identified operating needs and scheduled capital expenditures. However, there can be no assurance that such lease financings will be available to the Company in the future.

The Company operated 155 supermarkets at September 30, 2001, September 24, 2000 and September 26, 1999.

The Company’s supermarkets had approximately 5.1 million total square feet at September 30, 2001, September 24, 2000 and September 26, 1999.

     Credit Facilities

Stater Bros.’ principal operating subsidiary, Stater Bros. Markets, signed a credit facility with Bank of America N.A. on August 6, 1999. The credit facility provides for (i) a $50.0 million three-year revolving loan facility and (ii) a $25.0 million three-year letter of credit facility. Borrowings under the revolving loan facility are unsecured and are expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support the purchase of inventory, obligations incurred in connection with the construction of stores, workers’ compensation insurance obligations and as security for current rent obligations. The availability of the loans and letters of credit are subject to certain sub-limits and other borrowing restrictions.

Indebtedness of Stater Bros. Markets under the August 6, 1999 credit facility is guaranteed by Stater Bros. Development, Inc., a subsidiary of Stater Bros., and any subsidiaries that Stater Bros. Markets or Stater Bros. Development, Inc. acquires or forms after the date of the credit facility.

Loans under the credit facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the rate of interest publicly announced by Bank of America as its “reference rate” and (b) the federal funds effective rate from time to time plus 0.50%), plus 1.00%, or (ii) the “Offshore Rate” (defined as the rate (adjusted for statutory reserve requirements for eurocurrency liabilities) at which eurodollar deposits for one, two, three or six months (as selected by Stater Bros. Markets) are offered to Bank of America in the inter-bank eurodollar market), plus 2.25%.

The revolving loan facility will cease to be available and will be payable in full on August 6, 2002. Letters of credit under the credit facility can be issued until August 6, 2002, and all letters of credit must expire not later than August 6, 2003. The loans under the revolving loan facility must be repaid for a period of ten consecutive days semi-annually.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

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

The credit facility also contains covenants that apply to Stater Bros. Holdings Inc., and Stater Bros. Holdings Inc. is a party to the credit facility for purposes of these covenants. These covenants, among other things, limit dividends and other payments in respect of Stater Bros. Holdings Inc.’s capital stock, prepayments and redemptions of the exchange notes and other debt, and limit indebtedness, investments, loans and advances by Stater Bros. Holdings Inc. The credit facility requires Stater Bros. Holdings Inc. and Stater Bros. Markets to comply with certain covenants intended to ensure that their legal identities remain separate.

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

As of September 30, 2001, for purposes of the credit facility with Bank of America, Stater Bros. Markets was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $97.8 million and exceeded minimum inventory coverage by approximately $59.7 million. The minimum EBITDA (as defined) covenant measurement period begins (as amended) in the quarter ending June 27, 2000, and requires an annualized minimum EBITDA of $75.0 million. As of September 30, 2001, Stater Bros. Markets exceeded minimum annualized EBITDA by approximately $20.0 million.

As of September 30, 2001, for the purposes of the credit facility with Bank of America, Stater Bros. Holdings Inc. was in compliance with all restrictive covenants.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Liquidity and Capital Resources (contd.)

     Credit Facilities (contd.)

The Company is also subject to certain covenants associated with its 10.75% Senior Notes due 2006. As of September 30, 2001, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

The Board of Directors of Stater Bros. has determined that, subject to obtaining the necessary consent of the holders of its 10.75% Senior Notes due 2006, it will make a distribution and payments to stockholders consisting of $25.0 million cash and its subordinated note in the principal amount of $20.0 million. The subordinated note will bear interest at a rate of 5.0% per annum, payable semi-annually, with the principal due on March 31, 2007. Stater Bros. expects to begin soliciting the noteholder consents in December 2001.

     Labor Relations

The Company and other major supermarket employers in Southern California negotiated a four-year contract, beginning October 1999 and expiring in October 2003, with the United Food and Commercial Workers Union. The Company’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in September 1998 and expires in September 2002. Management believes it has good relations with its employees.

Recent Accounting Pronouncements

During the Company’s fiscal 2001, the Financial Accounting Standards Board issued or required the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 140 and No. 141 and the Emerging Issue Task Force (“EITF”) issued or required the adoption of EITF 00-14 Issue and 00-25 Issue. Adoption of SFAS No. 140 and No. 141 and adoption of EITF 00-14 and 00-25 Issues were either not applicable to the Company or were adopted by the Company in its fiscal 2001 and did not have a material effect on the Company’s financial position or its results of operations in fiscal 2001.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

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

Information called for by this item is set forth in the Company’s financial statements and supplementary data contained in this report. Specific financial statements and supplementary data can be found on the pages listed in the following index.

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

Name	Age	Position

Jack H. Brown	62	Chairman of the Board, President and Chief Executive Officer
Donald I. Baker	60	Executive Vice President and Chief Operating Officer
H. Harrison Lightfoot	63	Group Senior Vice President — Development
A. Gayle Paden	65	Group Senior Vice President — Administration
Phillip J. Smith	54	Senior Vice President and Chief Financial Officer
Bruce D. Varner	65	Director and Secretary
Thomas W. Field, Jr.	67	Vice Chairman of the Board of Directors
C. Dale Warman	72	Director

Background of Directors and Executive Officers

     Jack H. Brown has been President and Chief Executive Officer of the Company since June 1981 and Chairman of the Board since 1986. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly-owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 49 years. Mr. Brown has a majority interest and is the managing general partner of La Cadena Investments.

     Donald I. Baker has been Executive Vice President and Chief Operating Officer since November 2001 and Executive Vice President of the Company since October 1998. Mr. Baker joined the Company in November 1983 as Vice President-Warehouse and Transportation and was Group Senior Vice President-Administration from July 1996 to October 1998. From July 1992 to July 1996, Mr. Baker was Group Senior Vice President-Human Resources and Distribution. From August 1986 to July 1992, Mr. Baker was Senior Vice President-Human Resources and Distribution. Mr. Baker has approximately 35 years of experience in the supermarket industry. Prior to joining the Company, Mr. Baker was employed by American Community Stores Corporation, Inc., a subsidiary of Cullum Companies, Inc., a publicly held corporation, from 1972 to 1983 in various capacities including Vice President of Retail Operations, and was also employed by The Kroger Co. from 1966 to 1972.

Item 10.	Directors and Executive Officers of the Registrant (contd.)

Background of Directors and Executive Officers (contd.)

     H. Harrison Lightfoot has been Group Senior Vice President-Development since May 1998 and was Group Senior Vice President-Retail Operations of the Company from June 1986 to May 1998. Mr. Lightfoot has served the Company for 47 years in various capacities, including store manager, buyer, general supervisor and Vice President. Mr. Lightfoot is a general partner of La Cadena Investments.

     A. Gayle Paden had been Group Senior Vice President-Administration since May 1998 and was Group Senior Vice President-Distribution from July 1996 to May 1998. Mr. Paden joined the Company in 1986 as Group Senior Vice President-Administration and served in that capacity until July 1996. Mr. Paden was previously with Lucky Stores for 35 years where he served in various capacities, the most recent of which was President of the Southern California Food Division. Mr. Paden retired from the Company in November of 2001.

     Phillip J. Smith has been Senior Vice President and Chief Financial Officer since November 2000, and was Vice President and Controller from April 1998 until November 2000. Mr. Smith joined the Company in 1987 as Controller. Mr. Smith has approximately 26 years experience in the supermarket industry. Prior to joining the Company, Mr. Smith was employed by Market Basket Foodstores as Vice President and Chief Financial Officer from 1985 to 1987. From 1975 until 1985, Mr. Smith was employed by various divisions of Cullum Companies, Inc., a publicly held corporation, in various financial capacities.

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

     Thomas W. Field, Jr. has been Vice Chairman of the Board of Directors of the Company since May 1998 and a Director of the Company since 1994. He has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field was President of American Stores Company from 1981 to 1984 and was President of Alpha Beta Company from 1976 to 1984. Mr. Field was a Director of American Stores Company from 1979 to 1984. Mr. Field is a nationally recognized and highly regarded supermarket executive. Mr. Field has held various positions in the Supermarket Industry for over 42 years and serves as a Director for several companies including, Campbell Soup Company and Maxicare.

     C. Dale Warman has been a director of the Company since 2000. He served the Fred Meyer Company for over 41 years. He served as a director of Fred Meyer from 1975 to 1990. He served as president of Fred Meyer Foods from 1982 to 1990. He served as executive vice president of Fred Meyer Inc. from 1981 to 1990. He was executive vice president of Allied Foods from 1972 to 1975. He served as a director of Big Bear Stores from 1987 to 1989 and as a director of Allied Stores from 1973 to 1975. He is considered one of the supermarket industry’s outstanding executives.

Item 11.	Executive Compensation

     The following table summarizes the compensation for services rendered during the prior three fiscal years paid to the CEO and the four most highly compensated executive officers other than the CEO of the Company:

	Annual Compensation

					All Other
Name and			Bonuses	Other Annual	Compensation
Principal Position	Year	Salary	(4)(5)(6)	Compensation	(1)(2)(3)

Jack H. Brown	2001	$1,128,000	$—	$—	$50,500
Chairman, President and	2000	$1,044,000	$2,995,000	$—	$52,378
Chief Executive Officer	1999	$960,000	$2,800,000	$—	$27,071

Donald I. Baker	2001	$412,000	$—	$—	$—
Executive Vice President	2000	$360,000	$175,000	$—	$1,378
and Chief Operating Officer	1999	$305,000	$250,000	$—	$1,571

H. Harrison Lightfoot	2001	$334,000	$—	$—	$—
Group Senior Vice	2000	$323,000	$140,000	$—	$1,378
President, Development	1999	$320,000	$180,000	$—	$1,571

A. Gayle Paden	2001	$338,000	$—	$—	$—
Group Senior Vice	2000	$316,000	$90,000	$—	$1,378
President, Administration	1999	$298,000	$115,000	$—	$1,571

Phillip J. Smith	2001	$187,000	$—	$—	$—
Senior Vice President and	2000	$150,000	$70,000	$—	$1,378
Chief Financial Officer	1999	$139,000	$92,000	$—	$1,571

(1)	The dollar value of perquisites and other personal benefits, if any, for each of the Named Executive Officers was less than the reporting thresholds established by the Securities and Exchange Commission.

(2)	Amounts shown for the Named Executive Officers represent the Company’s contributions to the Company’s Profit Sharing Plan, a defined contribution plan, for the account of each Named Executive Officer. Plan participants become fully vested in the plan after seven years of service.

(3)	Includes Mr. Brown’s Director Fees for 1999, 2000 and 2001, which amounted to $25,500, $51,000, and $50,500, respectively.

(4)	The bonuses reflected in 1999, for Mr. Brown, Mr. Baker, Mr. Lightfoot, Mr. Paden and Mr. Smith include one-time bonuses, based upon the Company’s successful integration, re-merchandizing and sales increases in the acquired 43 Supermarkets from Albertson’s and Lucky, in Southern California.

(5)	The Board of Directors of Stater Bros. Holdings Inc. unanimously awarded Mr. Brown a one-time bonus in 2000 for the very successful acquisition and financing of the 43 acquired supermarkets.

(6)	Annual bonuses to be paid to the Named Executive Officers for fiscal 2001 had neither been calculated nor awarded as of December 10, 2001, the latest practical date.

Stock Options and SARs

None

Item 11.	Executive Compensation (contd.)

Pension Plan

The Company’s Pension Plan for Salaried Employees (the “Pension Plan”) is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee’s compensation for each year up to the social security wage base, plus 2.15 percent of the employee’s compensation for each year in excess of the social security wage base. The Named Executive Officers have the following years of credited service under the Pension Plan as of September 30, 2001: Jack H. Brown — 20 years, H. Harrison Lightfoot — 47 years, A. Gayle Paden — 15 years, Donald I. Baker — 18 years and Phillip J. Smith — 14 years.

The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with the Company. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 2001 retirees with ten or more years of service at retirement is $135,000. The maximum annual compensation that may be considered for 2001 retirees is $170,000.

	Pension Plan Table
	Years of Service

Remuneration	15	20	25	30	35

$ 50,000	$5,667	$7,556	$9,445	$11,334	$13,223
75,000	13,730	18,306	22,883	27,459	32,036
100,000	21,792	29,056	36,320	43,584	50,848
125,000	29,855	39,806	49,758	59,709	69,661
150,000	37,917	50,556	63,195	75,834	88,473
175,000	45,980	61,306	76,633	91,959	107,286
200,000	54,042	72,056	90,070	108,084	126,098

Compensation of Directors

Directors of the Company are paid an annual fee of $50,000 plus $500 for each board meeting attended.

Employment and Severance Agreements

In June of 2000, the Company’s principal operating subsidiary, Stater Bros. Markets, entered into Employment Agreements with Messrs. Brown, Baker, Lightfoot, Paden and Smith. Under each of the Agreements, the employee is employed to serve as an officer of the Company and with certain exceptions the Agreements prohibits the employee from employment in any other business except for a parent or subsidiary of the Company. Each of the Agreements may be terminated by the Company with cause and by either party without cause upon ninety (90) days written notice. If the employment is terminated without cause, the Employee’s compensation continues through the expiration of the term of the Agreement then in effect except in the event of termination of

Item 11.	Executive Compensation (contd.)

Employment and Severance Agreements (contd.)

any of the Agreements of Messrs. Baker, Lightfoot, Paden and Smith by Mr. Brown or by the Board of Directors with the consent of Mr. Brown. If the employee is terminated as a result of a change of control, he is entitled to receive all salary and benefits provided under the Agreement for the original term notwithstanding termination of his employment. Each Agreement provides for annual base compensation at the employee’s current level with annual increases plus employee benefits and incentive bonus calculated in accordance with a formula based on the Company’s earnings. Mr. Brown’s Agreement has an original term of five (5) years which is automatically renewed on July 1 of each year for a five (5) year term unless ninety (90) days notice of termination is given by either party. Mr. Baker’s Agreement has an original term of four (4) years and unless sooner terminated is renewed automatically through April 20, 2006, the date of Mr. Baker’s sixty-fifth (65th) birthday, the Company’s normal retirement age. Mr. Lightfoot’s and Mr. Paden’s Agreements have terms ending on March 5, 2003 and November 6, 2001 respectively, the dates of their respective sixty-fifth (65) birthdays, the Company’s normal retirement age. Mr. Smith’s Agreement has an original term of three (3) years which is automatically renewed for an additional term of three (3) years unless sooner terminated.

In addition, the Company’s operating entity, Stater Bros. Markets, entered into employment contracts with 44 additional members of Senior Management during fiscal 2000.

The Company’s severance policies generally provide for two weeks of severance pay to full-time, non-bargaining unit employees for every year of service to the Company, up to a maximum of twelve weeks.

Phantom Stock Plan

Stater Bros. Holdings maintains a phantom stock plan to provide additional incentive compensation to certain executives of Stater Bros. Markets whose performance is considered especially critical to the Company’s business. Under the plan, grants may be made by the Compensation Committee and Board of Directors to persons recommended by the Chairman of the Board or Chief Executive Officer. Existing stockholders and partners of La Cadena Investments are not eligible to receive awards. Awards under the plan are for units that have a value equal to a fraction of a share of Stater Bros. Holdings common stock. The value of the units awarded under the plan will increase or decrease in accordance with the value of the common stock. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of the Company; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as Stater Bros. Holdings may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any unvested awards under the plan will terminate and no payment will be made thereunder. As of September 30, 2001, there were 663,000 units awarded.

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

The following table sets forth, as of December 10, 2001, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by (a) each person known by the Company to beneficially own more than 5% of such stock, (b) each director of the Company, (c) each of the Named Executive Officers, and (d) all directors and executive officers of the Company as a group:

	Shares of
	Class A Common	Percentage of
	Stock	Class A
Name and Address	Beneficially	Common Stock
of Beneficial Owner	Owned	Outstanding

La Cadena Investments (1)	50,000	100%
Jack H. Brown (1)(2)	50,000	100%
H. Harrison Lightfoot (1)(2)	50,000	100%
Richard C. Moseley (1)(2)	50,000	100%
A. Gayle Paden (2)	—	—
Donald I. Baker (2)	—	—
Phillip J. Smith (2)	—	—
Bruce D. Varner (2)	—	—
Thomas W. Field, Jr. (2)	—	—
C. Dale Warman (2)	—	—
All directors and executive officers as a group (8 persons) (1)	50,000	100%

(1)	The 50,000 outstanding shares of the Company’s Class A Common Stock are owned by La Cadena Investments and may be deemed to be beneficially owned by the partners of La Cadena Investments. The general partners of La Cadena Investments are Jack H. Brown, Richard C. Moseley and H. Harrison Lightfoot. Mr. Brown has the majority interest and is the managing general partner of La Cadena Investments and has the power to vote the shares of the Company owned by La Cadena Investments on all matters. Certain La Cadena issues, such as the disposition of such shares of the Company, may require approval of 60% of the voting power of La Cadena Investments. Accordingly, Messrs. Brown, Moseley and Lightfoot may be deemed to have shared voting power or shared investment power with respect to the shares owned by La Cadena Investments, and such individuals therefore may be deemed to be the beneficial owners thereof. The address of La Cadena Investments is 3750 University Avenue, Suite 610, Riverside, California 92501.

(2)	The address of Messrs. Brown, Lightfoot, Moseley, Paden, Baker, Smith, Varner, Field and Warman is c/o the Company at 21700 Barton Road, Colton, California 92324.

Change of Control Arrangements

None

Item 13.	Certain Relationships and Related Transactions

Mr. Bruce D. Varner and the law firm of Varner, Saleson & Dobler LLP, of which Mr. Varner is a partner, have performed legal services in the past for the Company. The total cost of such legal services incurred by the Company during fiscal 2001 was approximately $1.7 million. The Company believes that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner, Saleson & Dobler LLP were at least as fair to the Company as could have been obtained from unaffiliated law firms. The Company expects such services to continue in the future.

Effective March 8, 1996, pursuant to options available to the Company, the Company exercised its right to convert all of its outstanding shares of Common Stock (previously held by Craig Corporation) into 693,650 shares of its Series B Preferred Stock. The Series B Preferred Stock had a redemption value of approximately $69.4 million and paid dividends at the rate of 10.5% per annum. In August 1997, the Company redeemed all of the outstanding shares of its Series B Preferred Stock for $69.4 million plus accrued and unpaid dividends.

Effective March 1994, the Company paid $1.5 million annually in consulting fees to Craig Corporation, subject to a certain five-year Consulting Agreement entered into between the Company and Craig. The Company’s agreement to pay Craig an annual consulting fee was terminated, at the election of the Company, in August 1997.

In July 1997, in connection with the issuance of $100.0 million 9% Senior Subordinated Notes due 2004, the Company retained La Cadena to provide financial advisory services for a fee of $2.0 million.

In August 1999, in connection with the $450.0 million debt offering, the redemption of all of the 9% Notes and substantially all of the 11% Notes and the acquisition of 43 supermarkets and one future store site from Albertson’s, the Company retained La Cadena to provide financial advisory services for a fee of $4.5 million.

The 50,000 outstanding shares of the Company’s Class A Common Stock are owned by La Cadena Investments and may be deemed to be beneficially owned by the partners of La Cadena Investments. The general partners of La Cadena are Jack H. Brown, Richard C. Moseley and H. Harrison Lightfoot. Mr. Brown has a majority interest and is the managing general partner. Mr. Brown is a director of the Company and Messrs. Brown and Lightfoot are Named Executive Officers of the Company. Mr. Brown has the power to vote the shares of the Company owned by La Cadena, except with respect to certain fundamental corporate changes of the Company, including the disposition of such shares. Accordingly, Messrs. Brown, Moseley and Lightfoot may be deemed to have shared voting power with respect to shares of the Company owned by La Cadena. Mr. Moseley served the Company for over 44 years and in many executive capacities, most recently and from September 1995 until his retirement from the Company in January 1996, Mr. Moseley served as Executive Vice President of the Company.

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

(3)	Exhibits

Exhibits as required by Item 14(c) are as follows:

EXHIBIT NO.		DESCRIPTION

1	(5)	Purchase Agreement dated August 6, 1999 by and between Stater Bros. and Banc of America Securities LLC.
2.1	(5)	Asset Purchase Agreement dated as of May 7, 1999, by and between Albertson’s Inc., Stater Bros. Markets and Stater Bros.
3.1	(1)	Certificate of Incorporation of the Company.
3.2	(1)	By-Laws of the Company.
4.2	(4)	First Supplemental Indenture between the Company and IBJ Schroder Bank & Trust Company, as Trustee, for $165,000,000 11% Senior Notes due 2001, dated as of July 22, 1997 (the “First Supplemental Indenture”)
4.6	(5)	Indenture dated as of August 6, 1999, between Stater Bros. and IBJ Whitehall Bank & Trust Company.
4.7	(5)	Registration Rights Agreement dated as of August 6, 1999, by and between Stater Bros. and Banc of America Securities, LLC.
4.8	(5)	Second Supplemental Indenture dated as of July 16, 1999 between Stater Bros. and IBJ Whitehall Bank & Trust Company, for the securities issued under the indenture dated as of March 8, 1994, as amended by the First Supplemental Indenture dated as of July 22, 1997.
5.0	(5)	Opinion of Gibson, Dunn & Crutcher LLP
10.1	(1)	Reclassification Agreement dated September 3, 1993, by and among the Company, Craig and La Cadena.

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K (contd.)

(a)(3) Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION

10.2	(1)	Amendment to Reclassification Agreement, dated January 12, 1994, by and among the Company, Craig and La Cadena.
10.3	(1)	Agreement of Stockholders dated May 10, 1989, by and among the Company, Craig and La Cadena.
10.4	(1)	Amendment to Agreement of Stockholders dated September 3, 1993, by and among the Company, Craig, Craig Management, Inc. (“CMI”) and La Cadena.
10.5	(1)	Option Agreement dated September 3, 1993, by and between the Company and Craig.
10.6	(1)	Amendment to Option Agreement dated January 12, 1994, by and between the Company and Craig.
10.7	(1)	Consulting Agreement dated September 3, 1993, by and between the Company, Craig and CMI.
10.8	(1)	Letter Agreement regarding Consulting Agreement, dated March 8, 1994, by and between the Company, Craig and CMI.
10.9	(1)	Second Amended and Restated Stock Agreement dated January 12, 1994, by and among the Company, Craig, CMI, La Cadena and James J. Cotter.
10.10	(1)	Security Agreement dated March 8, 1994, by and between the Company and Craig.
10.12	(1)	Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association.
10.12 (a)	(2)	Amendment dated June 23, 1995 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association.
10.12 (b)	(3)	Amendment dated July 22, 1996 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association.
10.12 (c)	(5)	Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. and Bank of America, N.A.
10.13	(1)	Continuing Guaranty dated March 8, 1994, of Stater Bros. Development, Inc. in favor of Bank of America Trust and Savings Association.
10.15	(1)	Subordination Agreement dated March 8, 1994, by and among the Company, Stater Bros. Markets and Bank of America Trust and Savings Association.

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K (contd.)

(a)(3) Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION

10.16	(1)	Amended and Restated Sublease Agreement dated June 1, 1983, between Wren Leasing Corp., as Lessor, and Stater Bros. Markets, as Lessee.
10.17	(1)	Preferred Stock Agreement dated March 22, 1983, between Stater Bros. Markets and Petrolane Incorporated.
10.18	(1)	Escrow Agreement dated September 19, 1985, by and among Stater Bros. Markets, Petrolane Incorporated and First Interstate Bank of California.
10.19	(5)	Dealer Manager Agreement dated as of July 1, 1999, by and between Stater Bros. and Banc of America Securities LLC.
10.20	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Jack H. Brown.
10.21.1	(7)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and Donald I. Baker.
10.22.1	(7)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and A. Gayle Paden.
10.23	(7)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and H. Harrison Lightfoot.
10.24	(7)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Phillip J. Smith
10.25	(7)	Stater Bros. Holdings Inc. Phantom Stock Plan
11		Calculation of earnings per common share.
12		Computation of ratio of earnings to fixed charges.
21	(1)	Subsidiaries of the Company.
24	(5)	Powers of Attorney (included on signature pages of this Registration Statement on Form S-4)
25	(5)	Form T-1 Statement of Eligibility and Qualification of IBJ Whitehall Bank & Trust Company, as Trustee.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994.

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K (contd.)

(a)(3) Exhibits (contd.)

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 25, 1995 and filed on August 8, 1995.

(3)	Previously filed with the Securities and Exchange Commission as exhibit 10.12(b) with the Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(4)	Previously filed with the Securities and Exchange Commission as exhibits to the Registration Statement S-4, No. 333-34113 dated October 17, 1997.

(5)	Previously filed with the Securities and Exchange Commission as exhibits to the Registration Statement S-4, No. 333-85723 dated September 13, 1999.

(6)	Previously filed with the Securities and Exchange Commission as exhibits to Registrant’s Quarterly Report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000.

(7)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000.

Copies of Exhibits listed herein can be obtained by writing and requesting such Exhibits from: Corporate Secretary, P. O. Box 150, Colton, California 92324.

(b)	Reports on Form 8-K

None

STATER BROS. HOLDINGS INC.
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
FORM 10-K

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 20, 2001 Date	Stater Bros. Holdings Inc.
	By:	/s/ Jack H. Brown

Jack H. Brown Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack H. Brown Jack H. Brown	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	December 20, 2001

/s/ Thomas W. Field, Jr. Thomas W. Field, Jr.	Vice Chairman of the Board and Director	December 20, 2001

/s/ Bruce D. Varner Bruce D. Varner	Secretary and Director	December 20, 2001

/s/ C. Dale Warman C. Dale Warman	Director	December 20, 2001

/s/ Phillip J. Smith Phillip J. Smith	Senior Vice President and Chief Financial Officer (Chief Accounting Officer)	December 20, 2001

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Stater Bros. Holdings Inc.

     We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. and subsidiaries as of September 26, 1999, September 24, 2000 and September 30, 2001, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the 52-week periods ended September 26, 1999 and September 24, 2000 and the 53-week period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. and subsidiaries as of September 26, 1999, September 24, 2000 and September 30, 2001, and the consolidated results of their operations and their cash flows for the 52-week periods ended September 26, 1999 and September 24, 2000 and the 53-week period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Riverside, California
December 4, 2001

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	Sept. 26,	Sept. 24,	Sept. 30,
	1999	2000	2001

Current assets
Cash and cash equivalents	$93,352	$62,631	$101,636
Lease guarantee escrow	—	13,180	—
Receivables	28,296	28,181	29,894
Income tax receivables	5,942	263	358
Inventories	155,361	165,332	170,189
Prepaid expenses	5,926	5,337	6,743
Deferred income taxes	3,523	10,776	6,634
Properties held for sale	3,886	3,863	3,840

Total current assets	296,286	289,563	319,294
Investment in unconsolidated affiliate	9,599	11,082	12,666
Property and equipment
Land	44,941	47,574	47,574
Buildings and improvements	160,406	169,584	181,641
Store fixtures and equipment	150,027	172,465	190,581
Property subject to capital leases	25,261	25,261	24,670

	380,635	414,884	444,466
Less accumulated depreciation and amortization	120,906	144,370	169,979

	259,729	270,514	274,487
Deferred income taxes	4,297	3,676	4,897
Deferred debt issuance costs, net	16,774	14,569	12,042
Lease guarantee escrow	11,280	—	—
Other assets	5,952	5,884	5,908

	38,303	24,129	22,847
Total assets	$603,917	$595,288	$629,294

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	Sept. 26,	Sept. 24,	Sept. 30,
	1999	2000	2001

Current liabilities
Accounts payable	$97,169	$100,777	$107,485
Accrued payroll and related expenses	35,757	35,385	41,737
Other accrued liabilities	30,501	34,637	44,340
Current portion of capital lease obligations and long-term debt	1,944	6,994	1,435

Total current liabilities	165,371	177,793	194,997
Long-term debt, less current portion	455,048	439,000	439,000
Capital lease obligations, less current portion	15,625	13,679	12,098
Long-term portion of self-insurance and other reserves	7,450	9,875	15,852
Other long-term liabilities	3,510	4,195	8,756

Total liabilities	647,004	644,542	670,703
Stockholders’ deficit
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0 in 1999, 2000 and 2001	—	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 50,000 in 1999, 2000 and 2001	1	1	1
Additional paid-in capital	12,715	12,715	12,715
Retained deficit	(55,803)	(61,970)	(54,125)

Total stockholders’ deficit	(43,087)	(49,254)	(41,409)

Total liabilities and stockholders’ deficit	$603,917	$595,288	$629,294

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)

	Fiscal Year Ended

	Sept. 26,	Sept. 24,	Sept. 30,
	1999	2000	2001

Sales	$1,830,195	$2,417,710	$2,573,913
Cost of goods sold	1,387,619	1,819,068	1,911,065

Gross profit	442,576	598,642	662,848
Operating expenses:
Selling, general and administrative expenses	377,195	532,147	572,815
Depreciation and amortization	16,591	25,580	29,061
Acquisition integration expenses	5,590	4,594	—

Total operating expenses	399,376	562,321	601,876

Operating profit	43,200	36,321	60,972
Interest income	3,308	3,244	3,409
Interest expense	(33,630)	(53,680)	(52,410)
Equity in income from unconsolidated affiliate	1,130	1,483	1,584
Other expense — net	(357)	(27)	(258)

Income (loss) before income taxes (benefit) and extraordinary gain (loss)	13,651	(12,659)	13,297
Income taxes (benefit)	5,372	(5,369)	5,452

Income (loss) before extraordinary gain (loss)	8,279	(7,290)	7,845
Extraordinary gain (loss), net of tax effect of $(11,233) in 1999 and $773 in 2000	(17,311)	1,123	—

Net income (loss)	$(9,032)	$(6,167)	$7,845

Earnings (loss) per common share:
Before extraordinary gain (loss)	165.58	(145.80)	156.90
Extraordinary gain (loss)	(346.22)	22.46	—

Earnings (loss) per common share	$(180.64)	$(123.34)	$156.90

Average common shares outstanding	50,000	50,000	50,000

Common shares outstanding at end of year	50,000	50,000	50,000

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended

	Sept. 26,	Sept. 24,	Sept. 30,
	1999	2000	2001

Operating activities:
Net income (loss)	$(9,032)	$(6,167)	$7,845
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary (gain) loss	17,311	(1,123)	—
Depreciation and amortization	16,591	25,580	29,061
Deferred income taxes	(783)	(6,632)	2,921
Loss on disposals of assets	357	29	258
Net undistributed income in unconsolidated affiliate	(1,130)	(1,483)	(1,584)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(7,845)	115	(1,713)
(Increase) decrease in income tax receivables	(5,942)	4,906	(95)
Increase in inventories	(8,264)	(9,971)	(4,857)
(Increase) decrease in prepaid expenses	1,174	563	(1,427)
(Increase) decrease in other assets	702	(11)	15,683
Increase in accounts payable	31,616	3,608	6,708
Increase in accrued liabilities and long-term portion of self-insurance reserves	24,541	5,971	26,593

Net cash provided by operating activities	59,296	15,385	79,393

Financing activities:
Proceeds from long-term debt	450,000	—	—
Debt issuance costs	(17,122)	—	—
Premiums paid on early retirement of debt	(18,668)	—	—
Principal payments on long-term debt	(259,952)	(8,720)	(5,048)
Principal payments on capital lease obligations	(1,346)	(1,944)	(2,092)

Net cash provided by (used in) financing activities	152,912	(10,664)	(7,140)

Investing activities:
Acquisition of new stores	(136,221)	—	—
Purchase of property and equipment	(42,840)	(38,203)	(33,499)
Proceeds from sale of property and equipment and properties held for sale	2,924	2,761	251

Net cash used in investing activities	(176,137)	(35,442)	(33,248)

Net increase (decrease) in cash and cash equivalents	36,071	(30,721)	39,005
Cash and cash equivalents at beginning of year	57,281	93,352	62,631

Cash and cash equivalents at end of year	$93,352	$62,631	$101,636

Interest paid	$27,309	$52,520	$49,848
Income taxes paid	$925	$—	$2,890

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

		Class A	Additional
	Common	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit

Balances at September 27, 1998	$—	$1	$12,715	$(46,771)
Net loss for 52 weeks ended September 26, 1999	—	—	—	(9,032)

Balances at September 26, 1999	—	1	12,715	(55,803)
Net loss for 52 weeks ended September 24, 2000	—	—	—	(6,167)

Balances at September 24, 2000	—	1	12,715	(61,970)
Net income for 53 weeks ended September 30, 2001	—	—	—	7,845

Balances at September 30, 2001	$—	$1	$12,715	$(54,125)

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

Note 1 — The Company and Its Significant Accounting Policies

     Description of Business

     Stater Bros. Holdings Inc. (the “Company”) is engaged primarily in the operation of retail supermarkets. As of September 30, 2001, the Company operated 155 retail food supermarkets under the name “Stater Bros. Markets.” The Company’s supermarkets are located in Southern California’s San Bernardino, Riverside, Los Angeles, Orange, San Diego and Kern counties. The Company and its predecessor companies have operated retail grocery stores under the “Stater Bros. Markets” name in Southern California since 1936.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stater Bros. Markets (“Markets”) and Stater Bros. Development, Inc. All significant inter-company transactions have been eliminated in consolidation.

     Fiscal Year

     The Company’s fiscal year ends on the last Sunday in September. The fiscal years ended September 26, 1999 and September 24, 2000 were 52-week years and the fiscal year ended September 30, 2001 was a 53-week year.

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

     Self-insurance Reserves

     The Company provides reserves, subject to certain retention levels, for workers’ compensation, general and automobile liability claims. Actuaries assist the Company in developing reserve estimates for its self-insured liabilities. Such reserves are discounted at a rate approximating 7.5%. The Company is self-insured, subject to certain retention levels, for health care costs of eligible non-bargaining unit employees. Such health care reserves are not discounted.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 1 — The Company and Its Significant Accounting Policies (contd.)

     Recent Accounting Pronouncements

     During the Company’s fiscal 2001, the Financial Accounting Standards Board issued or required the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 140 and No. 141 and the Emerging Issues Task Force (“EITF”) issued or required the adoption of EITF 00-14 Issue and 00-25 Issue. Adoption of SFAS No. 140 and No. 141 and adoption of EITF 00-14 and 00-25 Issues were either not applicable to the Company or were adopted by the Company in its fiscal 2001 and did not have a material effect on the Company’s financial position or its results of operations in fiscal 2001.

     Property and Equipment

     Property and equipment are stated at cost and are depreciated or amortized, principally on the straight-line method over the estimated useful lives of the assets, and for capitalized leases over the initial lease term or the estimated economic life of the asset.

     The average economic lives are as follows:

	Range	Most Prevalent

Buildings and improvements	8 - 30 Years	25 Years
Store furniture and equipment	3 - 10 Years	5 Years
Property subject to capital leases	Life of Lease	25 Years

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

Note 2 — Debt

     Long-term debt consisted of the following:

	Sept. 26,	Sept. 24,	Sept. 30,
	1999	2000	2001

	(In thousands)
11% Senior Notes due 2001	$5,048	$5,048	$—
10.75% Senior Notes due 2006	450,000	439,000	439,000

Total long-term debt	$455,048	$444,048	$439,000

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 2 — Debt (contd.)

     Interest on the 10.75% Senior Notes due 2006 is payable semi-annually on February 15 and August 15. Principal on the 10.75% Senior Notes is due in the year 2006.

     Interest capitalized during fiscal years 1999, 2000 and 2001 amounted to $64,000, $35,000 and $238,000 respectively. Interest expense incurred, before the effect of capitalized interest, during 1999, 2000 and 2001 amounted to $33,694,000, $53,715,000 and $52,648,000, respectively.

     The Company did not have short-term borrowings outstanding at September 26, 1999, September 24, 2000 and September 30, 2001. The Company did not incur any short-term borrowings during fiscal years 1999, 2000 and 2001.

     The Company is subject to certain covenants associated with its 10.75% Senior Notes due 2006. As of September 30, 2001, the Company was in compliance with all such covenants.

Note 3 — Unconsolidated Affiliate

     The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. (“Santee”), it operates a fluid milk processing plant located in City of Industry. The Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized income of $1,130,000, $1,483,000 and $1,584,000 for fiscal years 1999, 2000 and 2001, respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:

	52 Weeks	53 Weeks	52 Weeks

	Sept. 25, 1999	Sept. 30, 2000	Sept. 29, 2001

	(In thousands)
Current assets	$15,557	$19,341	$24,060
Non-current assets	106,284	100,681	95,236
Current liabilities	24,861	25,639	26,754
Non-current liabilities	77,782	72,220	67,046
Shareholder’s equity	19,198	22,163	25,496

Sales	168,638	177,336	188,627
Gross profit	19,730	29,045	29,134
Net income	$2,257	$2,965	$3,168

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 3 — Unconsolidated Affiliate (contd.)

     The Company accepted and paid an incremental price in costs of product purchased from Santee of approximately $9.4 million for product delivered by Santee to the Company during fiscal 1999 and $48,000 in fiscal 2000. There were no incremental price payments made in fiscal 2001. The incremental price in cost of product is included in cost of goods sold of the Company. The incremental price in the cost of product purchased from Santee by the Company was discontinued in October 1999, however, no assurances can be provided that the incremental prices will remain discontinued.

Note 4 — Bank Facilities

     Stater Bros.’ principal operating subsidiary, Stater Bros. Markets, signed a credit facility with Bank of America N.A. on August 6, 1999. The credit facility provides for (i) a $50.0 million three-year revolving loan facility and (ii) a $25.0 million three-year letter of credit facility. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support the purchase of inventory, obligations incurred in connection with the construction of stores, worker’s compensation insurance obligations and as security for current rent obligations. The availability of the loans and letters of credit are subject to certain sub-limits and other borrowing restrictions.

     Indebtedness of Stater Bros. Markets under the August 6, 1999 credit facility is guaranteed by Stater Bros. Development, Inc., a subsidiary of Stater Bros., and any subsidiaries that Stater Bros. Markets or Stater Bros. Development, Inc. acquires or forms after the date of the credit facility.

     Loans under the credit facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the rate of interest publicly announced by Bank of America as its “reference rate” and (b) the federal funds effective rate from time to time plus 0.50%), plus 1.00%, or (ii) the “Offshore Rate” (defined as the rate (adjusted for statutory reserve requirements for eurocurrency liabilities) at which eurodollar deposits for one, two, three or six months (as selected by Stater Bros. Markets) are offered to Bank of America in the inter-bank eurodollar market), plus 2.25%.

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

Note 4 — Bank Facilities (contd.)

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

The credit facility also contains covenants that apply to Stater Bros. Holdings Inc., and Stater Bros. Holdings Inc. is a party to the credit facility for purposes of these covenants. These covenants, among other things, limit dividends and other payments in respect of Stater Bros. Holdings Inc.’s capital stock, prepayments and redemptions of the exchange notes and other debt, and limit indebtedness, investments, loans and advances by Stater Bros. Holdings Inc. The credit facility requires Stater Bros. Holdings Inc. and Stater Bros. Markets to comply with certain covenants intended to ensure that their legal identities remain separate.

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

As of September 30, 2001, for purposes of the credit facility with Bank of America, Stater Bros. Markets was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $97.8 million and exceeded minimum inventory coverage by approximately $59.7 million. The minimum EBITDA (as defined) covenant measurement period begins (as amended) in the quarter ending June 27, 2000, and requires an annualized minimum EBITDA of $75.0 million. As of September 30, 2001, Stater Bros. Markets exceeded minimum annualized EBITDA by approximately $20.0 million.

As of September 30, 2001, for the purposes of the credit facility with Bank of America, Stater Bros. Holdings Inc. was in compliance with all restrictive covenants.

The Company is also subject to certain covenants associated with its 10.75% Senior Notes due 2006. As of September 30, 2001, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

Subsequent to year-end, the credit facility with Bank of America N.A. dated August 6, 1999 was amended to include a “Revolving Loan Commitment L/C Sublimit” which is defined as an amount equal to the lessor of (a) the Revolving Loan Commitment and (b) $15,000,000. The Revolving Loan Commitment L/C Sublimit is part of, and not in addition to, the Revolving Loan Commitment. The facility was amended to fulfill additional letter of credit requirements related to workers’ compensation insurance policy renewals.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 5 — Leases

     The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain leases provide for additional rents based on sales. Primary lease terms range from 10 to 99 years and substantially all leases provide for renewal options.

     As of September 24, 2000, a portion of the Company’s lease obligations were guaranteed by Petrolane Incorporated (“Petrolane”) or its successor. The leases guaranteed by Petrolane had initial terms of 20 years and expired in 2003. Lease payments for the properties subject to the Petrolane guarantees were approximately $10.0 million per year. Under the terms of the agreement related to the Company’s acquisition of Stater Bros. Markets from Petrolane in 1983, as amended in 1985, Stater Bros. Markets was required to make annual deposits into a lease guarantee escrow account. In addition, 10 shares of Stater Bros. Markets’ $11.00 Cumulative Redeemable Preferred Stock due 2003 were held by Petrolane in connection with the lease guarantees.

     During fiscal 2001, Stater Bros. Markets redeemed all 10 outstanding shares of its $11.00 Cumulative Redeemable Preferred Stock due 2003 from Texas Eastern Corporation, Petrolane’s assignee of such preferred stock. The Petrolane lease guarantees were terminated in exchange for a $400,000 fee and a letter of credit was issued in favor of Texas Eastern to secure a portion of the remaining lease payments through 2003. As part of these transactions, the lease guarantee escrow account was terminated and the $13.2 million in such account was released to Stater Bros. Markets. All of the store leases that had been guaranteed by Petrolane were extended for an additional five years following expiration of their respective initial terms in 2003.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 5 — Leases (contd.)

     Following is a summary of future minimum lease payments as of September 30, 2001:

		Operating
		Leases
	Capital	Minimum
Fiscal Year	Leases	Payment

	(In thousands)
2002	$3,509	$29,294
2003	3,013	27,579
2004	2,781	21,909
2005	2,453	19,805
2006	2,225	18,347
Thereafter	13,178	99,452

Total minimum lease payments	27,159	$216,386

Less amounts representing interest	13,626

Present value of minimum lease payments	13,533
Less current portion	1,435

Long-term portion	$12,098

     Rental expense and sublease income were as follows:

	Sept. 26,	Sept. 24,	Sept. 30,
	1999	2000	2001

	(In thousands)
Minimum rentals	$22,088	$24,280	$23,612
Rentals based on sales	$4,739	$10,318	$10,372
Sublease income	$1,210	$970	$1,165

     Aggregate sublease income to be received subsequent to September 30, 2001 is approximately $2,862,000.

Note 6 — Preferred Stock

     During fiscal 2001, the Company paid all cumulative deferred dividends and redeemed all outstanding $11.00 Cumulative Redeemable Preferred Stock due 2003 of Stater Bros. Markets (see Note 5).

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 7 — Income Taxes

     The provision for income taxes (benefit) consisted of the following:

	Sept. 26,	Sept. 24,	Sept. 30,
	1999	2000	2001

	(In thousands)
Current
Federal	$3,914	$—	$3,642
State	496	—	933

	4,410	—	4,575

Deferred
Federal	839	(4,810)	635
State	123	(559)	242

	962	(5,369)	877

Income tax expense (benefit)	$5,372	$(5,369)	$5,452

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

     A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

	Sept. 26,	Sept. 24,	Sept. 30,
	1999	2000	2001

Statutory federal income tax rate	35.0%	35.0%	35.1%
State franchise tax rate, net of federal income tax benefit	3.0	2.8	7.3
Tax credits	0.5	4.6	(4.6)
Other	0.9	—	3.2

	39.4%	42.4%	41.0%

     Components of deferred income taxes are as follows:

	Sept. 26,	Sept. 24,	Sept. 30,
	1999	2000	2001

	(In thousands)
Deferred income tax assets:
Self-insurance reserves	$4,086	$6,290	$10,646
Pension and vacation liabilities	2,495	3,425	3,844
Inventories	1,495	1,495	1,862
Investment in unconsolidated affiliate	1,677	1,073	427
Income deferred for book purposes	2,094	2,789	2,762
Tax credits and operating loss carry forwards	—	8,954	4,190

Total deferred income tax assets	11,847	24,026	23,731
Deferred income tax liabilities:
Property and equipment	(1,610)	(4,090)	(7,936)
Other assets	(1,561)	(2,058)	(2,058)
Other, net	(856)	(3,426)	(2,206)

Total deferred income tax liabilities	(4,027)	(9,574)	(12,200)

Net deferred income tax assets	$7,820	$14,452	$11,531

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 7 — Income Taxes (contd.)

     Although there can be no assurances as to future taxable income of the Company, the Company believes that its expectations of future taxable income, when combined with the income taxes paid in prior years, will be adequate to realize the deferred income tax assets.

Note 8 — Retirement Plans

     Pension Plan

     The Company has a noncontributory defined benefit pension plan covering substantially all non-union employees. The plan provides for benefits based on an employee’s compensation during the three years before retirement. The Company’s funding policy for this plan is to contribute annually at a rate that is intended to provide sufficient assets to meet future benefit payment requirements.

     Net periodic pension cost included the following components:

	Sept. 26,	Sept. 24,	Sept. 30,
	1999	2000	2001

	(In thousands)
Service cost — benefits earned during the period	$1,081	$898	$1,299
Interest cost on projected benefit obligation	1,657	1,688	1,671
Actual return on assets	(1,134)	(1,248)	(1,528)
Net amortization and deferral	27	27	27
Recognized gains or losses	295	203	60
Prior service cost recognized	(5)	(5)	(5)

Net periodic pension cost	$1,921	$1,563	$1,524

Assumptions used for accounting were:
Discount rate	6.75%	7.75%	7.75%
Rate of increase in compensation levels	5.00%	5.00%	5.00%
Expected long-term rate of return on assets	9.00%	9.00%	9.00%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 8 — Retirement Plans (contd.)

     Pension Plan (contd.)

     The following table sets forth the plan’s funded status and amounts recognized in the Company’s balance sheet at:

	Sept. 26,	Sept. 24,	Sept. 30,
	1999	2000	2001

	(In thousands)
Actuarial present value of benefit obligations:
Vested benefit obligation	$14,112	$16,284	$20,159

Accumulated benefit obligation	$14,655	$16,326	$20,397

Projected benefit obligation	$(22,064)	$(24,259)	$(26,622)
Plan assets at fair value, primarily notes and bonds	13,129	15,227	20,497

Projected benefit obligation in excess of plan assets	(8,935)	(9,032)	(6,125)
Unrecognized net loss	5,504	5,695	4,851
Unrecognized prior service cost	(56)	(51)	(5)
Unrecognized net obligations established October 1, 1987	135	108	81

Pension (liability) recognized in the balance sheet	$(3,352)	$(3,280)	$(1,198)

     Expenses recognized for this retirement plan were $2,166,000, $1,678,000 and $1,795,000 in 1999, 2000 and 2001, respectively.

     Profit Sharing Plan

     The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $419,000, $425,000 and $787,000 in 1999, 2000 and 2001, respectively.

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 8 — Retirement Plans (contd.)

     Multi-Employer Plans (contd.)

     The Company’s expense for these retirement plans and health and welfare plans consisted of the following:

	Sept. 26,	Sept. 24,	Sept. 30,
	1999	2000	2001

	(In thousands)
Multi-Employer Pension Plans	$5,886	$8,312	$6,579
Multi-Employer Health and Welfare	38,364	56,552	58,000

Total Multi-Employer Benefits	$44,250	$64,864	$64,579

     The Company’s employer contributions fluctuate as a result of periodic resumptions and suspensions of employer contributions to collective bargaining trusts.

Note 9 — Labor Relations

     The Company and other major supermarket employers in Southern California negotiated a four-year contract, beginning October 1999 and expiring in October 2003, with the United Food and Commercial Workers Union. The Company’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in September 1998 and expires in September 2002. Management believes it has good relations with its employees.

Note 10 — Fair Value of Financial Instruments

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

     Long-Term Debt

     The fair value of the 10.75% Notes, is based on quoted market prices. Although market quotes for the fair value of the Company’s capitalized lease obligations are not readily available, the Company believes the stated value approximates fair value.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 10 — Fair Value of Financial Instruments (contd.)

     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	September 30, 2001

	(In thousands)
	Carrying	Fair
	Amount	Value

Cash and cash equivalents	$101,636	$101,636
Receivables	$30,252	$30,252
Long-term debt	$439,000	$443,390
Capitalized lease obligations	$13,533	$13,533

Note 11 — Litigation Matters

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

     In September of 2000, two lawsuits were filed against Stater Bros. Markets in the State of California Superior Court, County of San Bernardino alleging that certain of its employees are entitled to overtime wages. The two cases were purportedly filed on behalf of certain Stater Bros. Markets store managers and assistant store managers, respectively, alleging that such workers are non-exempt under California labor laws and are therefore entitled to overtime wages. The Company’s position is that the store managers and assistant managers are highly compensated employees with duties and responsibilities which place them in the exempt category under California law and that such employees are not entitled to overtime wages. This is consistent with the position taken by other supermarket chains in California. The Company believes it has complied in all respects with California laws and regulations relative to employee wages and that each of these Complaints is without merit.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 12 — Acquisition

     On May 7, 1999, the Company entered into an agreement with Albertson’s to acquire 43 supermarkets and one future store site. The stores were formerly operated by Albertson’s or Lucky Stores and were divested in connection with the merger of Albertson’s and American Stores Company, the parent of Lucky Stores. The supermarkets were acquired sequentially over a twenty-four day period beginning August 9, 1999. The purchase price for the property, plant, equipment and inventories of 43 supermarkets and one future store site was approximately $134.0 million plus capital lease obligations assumed of $13.3 million and approximately $2.2 million of capitalized costs related to the transfer of ownership of the supermarkets. The acquisition was accounted for using the purchase method of accounting and the results of operations of the 43 supermarkets are included in the Company’s fiscal 1999 consolidated results of operations from the acquisition date of each supermarket.

     The following table provides unaudited pro forma financial data for the Company reflecting the completion of the Acquisition as if it occurred September 28, 1998. These unaudited pro forma results have been prepared for comparative purposes only and include certain pro forma adjustments. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been or will be in the future. Pro forma results of operations for fiscal 1999 exclude an extraordinary loss of approximately $17.3 million ($28.5 million less tax effect of $11.2 million), related to the early extinguishment of debt. The acquisition has been included in the results of operation for all of fiscal 2000 and fiscal 2001.

Fiscal Year
1999

(In thousands, except per share amounts)
Sales	$2,433,182
Income before extraordinary loss	$13,628
Earnings per common share before extraordinary loss	$272.56

Note 13 — Extraordinary Gain (Loss)

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 14 — Phantom Stock Plan

     Stater Bros. Holdings maintains a phantom stock plan for certain executives of Stater Bros. Markets. Existing stockholders and partners of La Cadena Investments are not eligible to receive awards. Awards under the plan are for units that have a value equal to a fraction of a share of Stater Bros. Holdings common stock. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any unvested awards under the plan will terminate and no payment will be made thereunder. As of September 30, 2001, there were 663,000 units awarded. The Company recognized an expense for the plan of $4.8 million in 2001.

Note 15 — Quarterly Results (unaudited)

     Quarterly results for fiscal 1999, 2000 and 2001 are as follows:

     (In thousands)

		Gross	Operating		Net
	Sales	Profit	Profit (loss)		Income (loss)

Fiscal 1999 Quarters
13 weeks ended 12/27/98	$441,422	$102,401	$9,827		$2,287
13 weeks ended 03/28/99	441,802	104,811	13,085		3,736
13 weeks ended 06/27/99	441,134	105,604	12,184		3,211
13 weeks ended 09/26/99	505,837	129,760	8,104	(1)	(18,266	)(2)

	$1,830,195	$442,576	$43,200		$(9,032)

Fiscal 2000 Quarters
13 weeks ended 12/26/99	$597,168	$155,822	$15,577	(1)	$1,852
13 weeks ended 03/26/00	607,286	136,691	(6,056	)(1)	(10,953)
13 weeks ended 06/25/00	607,300	152,503	13,566		1,874	(3)
13 weeks ended 09/24/00	605,956	153,626	13,234		1,060

	$2,417,710	$598,642	$36,321		$(6,167)

Fiscal 2001 Quarters
13 weeks ended 12/24/00	$624,849	$157,892	$14,432		$1,822
13 weeks ended 03/25/01	612,305	155,670	13,680		1,360
13 weeks ended 06/24/01	639,925	166,119	15,939		2,269
14 weeks ended 09/30/01	696,834	183,167	16,921		2,394

	$2,573,913	$662,848	$60,972		$7,845

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