Form 10-Q
period 2001-12-30
STATER BROS HOLDINGS INC
filed 2002-02-12
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 1, 2002, there were issued and outstanding
38,301 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
DECEMBER 30, 2001

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS

	Sept. 30,	Dec. 30,
	2001	2001

Current Assets
Cash and cash equivalents	$101,636	$108,404
Receivables	29,894	33,346
Income tax receivables	358	—
Inventories	170,189	169,310
Prepaid expenses	6,743	8,342
Deferred income taxes	6,634	6,634
Properties held for sale	3,840	3,834

Total current assets	319,294	329,870
Investment in unconsolidated affiliate	12,666	13,314
Property and equipment
Land	47,574	47,574
Buildings and improvements	181,641	184,645
Store fixtures and equipment	190,581	198,214
Property subject to capital leases	24,670	24,670

	444,466	455,103
Less accumulated depreciation and amortization	169,979	175,067

	274,487	280,036
Deferred income taxes	4,897	4,897
Deferred debt issuance costs, net	12,042	11,422
Other assets	5,908	6,553

	22,847	22,872
Total assets	$629,294	$646,092

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

	Sept. 30,	Dec. 30,
	2001	2001

Current Liabilities
Accounts payable	$107,485	$103,053
Accrued payroll and related expenses	41,737	39,454
Accrued income taxes	—	2,708
Other accrued liabilities	44,340	60,384
Current portion of capital lease obligations	1,435	1,313

Total current liabilities	194,997	206,912
Long-term debt	439,000	439,000
Capital lease obligations, less current portion	12,098	11,807
Long-term portion of self-insurance and other reserves	15,852	15,852
Other long-term liabilities	8,756	9,998

Total liabilities	670,703	683,569
Stockholders’ deficit
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 50,000	1	1
Additional paid-in capital	12,715	12,715
Retained deficit	(54,125)	(50,193)

Total stockholders’ deficit	(41,409)	(37,477)

Total liabilities and stockholders’ deficit	$629,294	$646,092

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended

	Dec. 24,	Dec. 30,
	2000	2001

Sales	$624,849	$662,587
Cost of goods sold	466,957	486,424

Gross profit	157,892	176,163
Operating expenses:
Selling, general and administrative expenses	136,532	149,936
Depreciation and amortization	6,928	7,504

Total operating expenses	143,460	157,440

Operating profit	14,432	18,723
Interest income	980	704
Interest expense	(12,888)	(12,796)
Equity in earnings from unconsolidated affiliate	482	648
Other income (loss) — net	83	(614)

Income before income taxes	3,089	6,665
Income taxes	1,267	2,733

Net income	$1,822	$3,932

Earnings per share	$36.44	$78.64

Average common shares outstanding	50,000	50,000

Shares outstanding at end of period	50,000	50,000

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	13 Weeks Ended

	Dec. 24,	Dec. 30,
	2000	2001

Operating activities:
Net income	$1,822	$3,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,928	7,504
Provision for deferred income taxes	1,265	—
(Gain) loss on disposals of assets	(83)	614
Net undistributed gain in investment in unconsolidated affiliate	(482)	(648)
Changes in operating assets and liabilities:
Decrease in lease guarantee escrow	13,180	—
Increase in receivables	(6,182)	(3,452)
Decrease in income tax receivables	263	358
(Increase) decrease in inventories	(9,147)	879
Increase in prepaid expenses	(2,439)	(1,603)
(Increase) decrease in other assets	31	(25)
Increase (decrease) in accounts payable	985	(4,432)
Increase in accrued income taxes	—	2,708
Increase in accrued liabilities and long-term portion of self-insurance reserves	12,784	15,003

Net cash provided by operating activities	18,925	20,838

Investing activities:
Purchase of property and equipment	(8,118)	(13,674)
Proceeds from sale of property and equipment and properties held for sale	206	17

Net cash used in investing activities	(7,912)	(13,657)

Financing activities:
Principal payments on capital lease obligations	(667)	(413)

Net cash used in financing activities	(667)	(413)

Net increase in cash and cash equivalents	10,346	6,768
Cash and cash equivalents at beginning of period	62,631	101,636

Cash and cash equivalents at end of period	$72,977	$108,404

Interest paid	$626	$537
Income taxes paid	$2	$1,713

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 30, 2001

Note 1 — Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the “Company”) and its subsidiaries as of September 30, 2001 and December 30, 2001 and the results of its operations and cash flows for the thirteen weeks ended December 24, 2000 and December 30, 2001. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest annual report filed on Form 10-K. The operating results for the thirteen weeks ended December 30, 2001 are not necessarily indicative of the results of operations for a full year.

Note 2 — Income Taxes

     The provision for income taxes for the thirteen weeks ended December 24, 2000 and December 30, 2001 consists of the following:

	13 Weeks Ended

	Dec. 24, 2000	Dec. 30, 2001

	(In thousands)
Federal income taxes	$994	$2,144
State income taxes	273	589

	$1,267	$2,733

Note 3 — Unconsolidated Affiliate

     The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. (“Santee”), it operates a fluid milk processing plant located in City of Industry, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized income of $482,000 and $648,000 for the thirteen weeks ended December 24, 2000 and December 30, 2001, respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:

	13 Weeks Ended

	Dec. 24, 2000	Dec. 30, 2001

	(In thousands)
Current assets	$21,107	$23,508
Non-current assets	98,848	94,432
Current liabilities	25,953	24,872
Non-current liabilities	70,733	66,277
Shareholders’ equity	23,269	26,791

Sales	47,143	49,306
Gross profit	7,475	8,136
Net income	$1,106	$1,295

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 30, 2001

Note 4 — Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 5 — Subsequent Events

     Subsequent to quarter end, the Company obtained consent of the holders of its 10.75% Senior Notes due 2006 to make a distribution and payment to stockholders consisting of $25.0 million cash and its subordinated note in the principal amount of $20.0 million. On January 22, 2002, the Company redeemed 11,699 shares of Stater Bros. Holdings Inc.’ stock previously held by La Cadena Investments and made a cash payment of $20.0 million and executed a $20.0 million subordinated note due March 31, 2007 to a former partner of La Cadena Investments. The subordinated note bears interest at a rate of 5.0% per annum, payable semi-annually. On February 1, 2002, the Company paid a $4.5 million dividend to La Cadena Investments. Fees for consent of the holders of its 10.75% Senior Notes and fees and expenses of the transaction, including a $500,000 financial advisory service fee to La Cadena Investments, were approximately $4.9 million.

     Subsequent to December 30, 2001, the Company redeemed $250,000 of its 10.75% Senior Notes due 2006. The Notes were restricted and unregistered. The Notes were redeemed for $250,000 plus accrued interest.

STATER BROS. HOLDINGS INC.
DECEMBER 30, 2001

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

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the thirteen weeks ended December 24, 2000 and December 30, 2001.

	13 Weeks Ended

	Dec. 24, 2000	Dec. 30, 2001

Sales	100.00%	100.00%
Gross profit	25.27	26.59
Operating expenses:
Selling, general and administrative expenses	21.85	22.63
Depreciation and amortization	1.11	1.13
Operating profit	2.31	2.83
Interest income	0.16	0.11
Interest expense	(2.06)	(1.93)
Equity in earnings from unconsolidated affiliate	0.08	0.10
Other income (loss) — (net)	—	(0.10)
Income before income taxes	0.49%	1.01%

Total sales for the thirteen weeks ended December 30, 2001, the first quarter of fiscal 2002, increased 6.0% and amounted to $662.6 million compared to $624.8 million for the same period in the prior year. The increase in total sales in the first quarter of fiscal 2002 was due primarily to continued favorable customer response to the Company’s marketing plan which emphasizes high quality, large product selections and customer service. Like store sales increased 6.0% for the thirteen-week period ended December 30, 2001. The Company operated 155 supermarkets at December 30, 2001 and December 24, 2000.

Gross profit for the thirteen weeks ended December 30, 2001, amounted to $176.2 million or 26.59% of sales compared to $157.9 million or 25.27% of sales in the same period of the prior year. The increase in the first quarter of fiscal 2002 gross profit, as a percent of sales, was due primarily to an increase in the sale of higher margin items and the effect of price increases, implemented in the second half of fiscal 2001, to offset higher utility costs.

Operating expenses include selling, general and administrative expenses and depreciation and amortization. For the thirteen weeks ended December 30, 2001, selling, general and administrative expenses amounted to $149.9 million or 22.63% of sales compared to $136.5 million or 21.85% of sales for the thirteen weeks ended December 24, 2000. The increase in selling, general and administration expenses, as a percentage of sales, in the first quarter of fiscal 2002 was due primarily to an increase in payroll related expenses and utility costs, as a percentage of sales, compared to fiscal 2001.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Depreciation and amortization expenses amounted to $7.5 million for the thirteen weeks ended December 30, 2001 and amounted to $6.9 million for the like period of the prior year. The increase in depreciation and amortization expense in fiscal 2002 was primarily due to an increase in fixed assets.

Operating profit for the thirteen weeks ended December 30, 2001 amounted to $18.7 million or 2.83% of sales compared to $14.4 million or 2.31% of sales for the thirteen weeks ended December 24, 2000.

Interest expense amounted to $12.8 million for the thirteen weeks ended December 30, 2001 compared to $12.9 million for the thirteen weeks ended December 24, 2000.

The Company’s equity in earnings from unconsolidated affiliate, amounted to $648,000 for the first quarter of fiscal 2002 compared to $482,000 in the first quarter of the prior year. The increase in earnings in the first quarter of 2002 over the first quarter of 2001, was due to increased volume and improved efficiencies by Santee Dairies, LLC.

Income before income taxes amounted to $6.7 million for the thirteen weeks ended December 30, 2001 compared to $3.1 million for the thirteen weeks ended December 24, 2000.

Net income for the thirteen week first quarter ended December 30, 2001, amounted to $3.9 million compared to $1.8 million for the thirteen week first quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended, became effective August 6, 1999 and expires in March 2003, and consists of a revolving loan facility for working capital of $50.0 million and a letter of credit facility with a maximum availability of $25.0 million. The credit agreement was amended December 13, 2001 to include a $15.0 million letter of credit sublimit. As of December 30, 2001, the Company had $30.2 million of outstanding letters of credit and had $44.8 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements and as security for current rent obligations.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of December 30, 2001.

	Contractual Cash Obligations (In thousands)

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Yrs.

10.75% Senior Notes due August 2006
Principal	$439,000	$—	$—	$439,000	$—
Interest	235,963	47,193	94,385	94,385	—

	674,963	47,193	94,385	533,385	—
Capital Lease Obligations (1)
Principal	13,120	1,313	2,130	1,765	7,912
Interest	13,089	2,025	3,532	2,821	4,711

	26,209	3,338	5,662	4,586	12,623
Operating Leases (1)	209,413	29,123	48,087	37,685	94,518

Total Contractual Cash Obligations	$910,585	$79,654	$148,134	$575,656	$107,141

	Other Commercial Commitments (In thousands)

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Yrs.

Standby Letters of Credit (2)	$30,185	$30,185	$—	$—	$—

Total Other Commercial Commitments	$30,185	$30,185	$—	$—	$—

(1) The Company leases the majority of its retail stores, offices and warehouse and distribution facilities. Certain leases provide for additional rents based on sales. Primary lease terms range from 10 to 99 years and substantially all leases provide for renewal options.

(2) Standby letters of credit are committed as security for workers’ compensation obligations and as security for current rent obligations. Outstanding letters of credit expire between June 30, 2002 and October 1, 2002.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Working capital amounted to $123.0 million at December 30, 2001 and $124.3 million at September 30, 2001, and the Company’s current ratios were 1.59:1, and 1.64:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

The net cash provided by operating activities in the thirteen weeks ended December 30, 2001 amounted to $20.8 million compared to $18.9 million for the thirteen weeks ended December 24, 2000. Fluctuations in net cash provided by operating activities are not unusual in the industry. Cash provided by operating activities in fiscal 2002 consisted of a $15.0 million increase in accrued liabilities and self-insurance reserves, $7.5 million from depreciation offset by a decrease of $4.4 million in accounts payable and a $3.5 million increase in accounts receivable. Cash provided by operating activities of $18.9 million in fiscal 2001 consisted of $13.2 million reduction in lease guarantee escrow and increases in accrued liabilities and self-insurance reserves of $12.8 million offset by increases in receivables of $6.2 million and increases in inventory of $9.1 million.

Net cash used by investing activities for the thirteen weeks ended December 30, 2001, amounted to $13.7 million, compared to $7.9 million for the thirteen weeks ended December 24, 2000. The difference in net cash used by investing activities between the comparable periods is due to the Company’s capital expenditures during these periods, net of proceeds from asset dispositions. Capital expenditures amounted to $13.7 million in the first quarter of fiscal 2002 compared to $8.1 million in the first quarter of fiscal 2001.

Net cash used by financing activities amounted to $413,000 and $667,000 for the thirteen weeks ended December 30, 2001, and December 24, 2000, respectively, and consisted of payments on the Company’s capitalized lease obligations.

Subsequent to quarter end, the Company obtained consent of the holders of its 10.75% Senior Notes due 2006 to make a distribution and payment to stockholders consisting of $25.0 million cash and its subordinated note in the principal amount of $20.0 million. On January 22, 2002, the Company redeemed 11,699 shares of Stater Bros. Holdings Inc. stock previously held by La Cadena Investments and made a cash payment of $20.0 million and executed a $20.0 million subordinated note due March 31, 2007 to a former partner of La Cadena Investments. The subordinated note bears interest at a rate of 5.0% per annum, payable semi-annually. On February 1, 2002, the Company paid a $4.5 million dividend to La Cadena Investments. Fees for consent of the holders of its 10.75% Senior Notes and fees and expenses of the transaction, including a $500,000 financial advisory service fee to La Cadena Investments, were approximately $4.9 million.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Credit Facilities

Stater Bros.’ principal operating subsidiary, Stater Bros. Markets, signed a credit facility with Bank of America N.A. on August 6, 1999. The credit facility, as amended December 13, 2001, provides for (i) a $50.0 million three-year revolving loan facility and (ii) a $25.0 million three-year letter of credit facility and (iii) a “Revolving Loan Commitment L/C Sublimit” which is defined as an amount equal to the lessor of (a) the Revolving Loan Commitment and (b) $15,000,000. The Revolving Loan Commitment L/C Sublimit is part of, and not in addition to, the Revolving Loan Commitment. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support the purchase of inventory, obligations incurred in connection with the construction of stores, workers’ compensation insurance obligations and security for current rent obligations. The availability of the loans and letters of credit are subject to certain sublimits and other borrowing restrictions.

Indebtedness of Stater Bros. Markets under the credit facility is guaranteed by Stater Bros. Development, Inc., a subsidiary of the Company, and any subsidiaries that Stater Bros. Markets or Stater Bros. Development, Inc. acquires or forms after the date of the credit facility.

Loans under the credit facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the rate of interest publicly announced by Bank of America as its “reference rate”), plus 1.00%, or (ii) the “Offshore Rate” (defined as the average British Bankers Association Interest Settlement Rate for deposits in dollars, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 2.25%. For Offshore Rate Loans, the Offshore Rate will be applied in consecutive interest periods of the earlier of (a) the maturity date of the loan or (b) periods, as selected by Stater Bros. Markets, of one, two, three or six months.

The revolving loan facility, as amended January 18, 2002, will cease to be available and will be payable in full on March 31, 2003. Letters under the credit facility can be issued until March 31, 2003 and all letters of credit must expire no later than March 31, 2004. The loans under the revolving loan facility must be repaid for a period of ten consecutive days semi-annually.

Loans under the revolving loan facility may be repaid and re-borrowed. The loans under the revolving loan facility may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the offshore rate. The commitments under the credit facility may be reduced by Stater Bros. Markets. Stater Bros. Markets is required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. Outstanding letters of credit facility are subject to a fee of 1.50% per annum on the face amount of such letters of credit, payable quarterly in arrears. The Company will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letter of credit issued under the letter of credit facility.

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

As of December 30, 2001, for purposes of the credit facility with Bank of America, Stater Bros. Markets was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $113.2 million and exceeded minimum inventory coverage by approximately $44.4 million. The minimum EBITDA (as defined) covenant measurement period begins (as amended) in the quarter ending June 25, 2000, and requires an annualized minimum EBITDA, as amended January 18, 2002, of $85.0 million. As of December 30, 2001, Stater Bros. Markets exceeded minimum annualized EBITDA by approximately $13.9 million.

As of December 30, 2001, for the purposes of the credit facility with Bank of America, Stater Bros. Holdings Inc. was in compliance with all restrictive covenants.

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

For a description of legal proceedings, please refer to the footnote entitled “Litigation Matters” contained in the Notes to Consolidated Financial Statements section of the Company’s Form 10-K for the fiscal year ended September 30, 2001.

Item 2. CHANGES IN SECURITIES

None

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

Subsequent to December 30, 2001, the Company redeemed $250,000 of its 10.75% Senior Notes due 2006. The Notes were restricted and unregistered. The Notes were redeemed for $250,000 plus accrued interest.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits are as follows:

EXHIBIT NO.	DESCRIPTION

10.26	First Amendment dated September 15, 2000 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.
10.27	Second Amendment dated December 13, 2001 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.
10.28	Third Amendment dated January 18, 2002 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K (cont’d.)

(a) Exhibits (cont’d.)

10.29	Subordinated Note for $20,000,000 dated January 22, 2002 between the Company and H. Harrison Lightfoot with an interest rate of 5% due March 31, 2007.
11	Calculation of Earnings Per Common Share.

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

/s/ Jack H. Brown

Date: February 12, 2002	Jack H. Brown Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

/s/ Phillip J. Smith

Date: February 12, 2002	Phillip J. Smith Senior Vice President and Chief Financial Officer (Chief Accounting Officer)