Form 10-Q
period 2002-03-31
STATER BROS HOLDINGS INC
filed 2002-05-14
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2002, there were issued and outstanding
38,301 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
MARCH 31, 2002

PART I — FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands)

ASSETS

	Sept. 30,	Mar. 31,
	2001	2002

Current assets
Cash and cash equivalents	$101,636	$74,641
Receivables	29,894	30,768
Income tax receivables	358	681
Inventories	170,189	165,773
Prepaid expenses	6,743	8,696
Deferred income taxes	6,634	6,634
Properties held for sale	3,840	3,828

Total current assets	319,294	291,021
Investment in unconsolidated affiliate	12,666	14,689
Property and equipment
Land	47,574	47,574
Buildings and improvements	181,641	187,932
Store fixtures and equipment	190,581	199,350
Property subject to capital leases	24,670	24,670

	444,466	459,526
Less accumulated depreciation and amortization	169,979	179,353

	274,487	280,173
Deferred income taxes	4,897	4,897
Deferred debt issuance costs, net	12,042	15,646
Other assets	5,908	6,608

	22,847	27,151
Total assets	$629,294	$613,034

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	Sept. 30,	Mar. 31,
	2001	2002

Current liabilities
Accounts payable	$107,485	$97,819
Accrued payroll and related expenses	41,737	41,474
Other accrued liabilities	44,340	51,578
Current portion of capital lease obligations	1,435	1,253

Total current liabilities	194,997	192,124
Long-term debt	439,000	458,750
Capital lease obligations, less current portion	12,098	11,518
Long-term portion of self-insurance and other reserves	15,852	15,852
Other long-term liabilities	8,756	12,474

Total liabilities	670,703	690,718
Stockholders’ deficit
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 50,000 at Sept. 30, 2001, 38,301 at March 31, 2002	1	—
Additional paid-in capital	12,715	9,740
Retained deficit	(54,125)	(87,424)

Total stockholders’ deficit	(41,409)	(77,684)

Total liabilities and stockholders’ deficit	$629,294	$613,034

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share and share amounts)

	26 Weeks Ended

	Mar. 25,	Mar. 31,
	2001	2002

Sales	$1,237,154	$1,316,800
Cost of goods sold	923,592	967,824

Gross profit	313,562	348,976
Operating expenses:
Selling, general and administrative expenses	271,542	295,593
Depreciation and amortization	13,908	15,184

Total operating expenses	285,450	310,777

Operating profit	28,112	38,199
Interest income	1,904	1,026
Interest expense	(25,659)	(25,997)
Equity in earnings from unconsolidated affiliate	958	2,023
Other income (loss) — net	79	(1,309)

Income before income taxes	5,394	13,942
Income taxes	2,212	5,716

Net income	$3,182	$8,226

Earnings per share	$63.64	$180.28

Average common shares outstanding	50,000	45,629

Shares outstanding at end of period	50,000	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended

	Mar. 25,	Mar. 31,
	2001	2002

Sales	$612,305	$654,213
Cost of goods sold	456,635	481,400

Gross profit	155,670	172,813
Operating expenses:
Selling, general and administrative expenses	135,010	145,657
Depreciation and amortization	6,980	7,680

Total operating expenses	141,990	153,337

Operating profit	13,680	19,476
Interest income	924	322
Interest expense	(12,771)	(13,201)
Equity in earnings from unconsolidated affiliate	476	1,375
Other loss — net	(4)	(695)

Income before income taxes	2,305	7,277
Income taxes	945	2,983

Net income	$1,360	$4,294

Earnings per share	$27.20	$104.08

Average common shares outstanding	50,000	41,258

Shares outstanding at end of period	50,000	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	26 Weeks Ended

	Mar. 25,	Mar. 31,
	2001	2002

Operating activities:
Net income	$3,182	$8,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,908	15,184
Provision for deferred income taxes	2,207	—
(Gain) loss on disposals of assets	(79)	1,309
Net undistributed gain in investment in unconsolidated affiliate	(958)	(2,023)
Changes in operating assets and liabilities:
Decrease in lease guarantee escrow	13,180	—
Increase in receivables	(3,107)	(874)
(Increase) decrease in income tax receivables	263	(323)
Decrease in inventories	1,591	4,416
Increase in prepaid expenses	(3,645)	(1,963)
Decrease in other assets	765	729
Decrease in accounts payable	(4,266)	(9,666)
Increase in accrued liabilities and long-term portion of self-insurance reserves	4,387	10,693

Net cash provided by operating activities	27,428	25,708

Investing activities:
Purchase of property and equipment	(17,967)	(22,208)
Proceeds from sale of property and equipment and properties held for sale	223	50

Net cash used in investing activities	(17,744)	(22,158)

Financing activities:
Debt issuance cost	—	(5,033)
Stock redemption	—	(20,000)
Dividends paid	—	(4,500)
Principal payments on long-term debt	(5,048)	(250)
Principal payments on capital lease obligations	(1,148)	(762)

Net cash used in financing activities	(6,196)	(30,545)

Net increase (decrease) in cash and cash equivalents	3,488	(26,995)
Cash and cash equivalents at beginning of period	62,631	101,636

Cash and cash equivalents at end of period	$66,119	$74,641

Interest paid	$25,107	$25,009
Income taxes paid	$5	$6,039

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
MARCH 31, 2002

Note 1 — Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the “Company”) and its subsidiaries as of September 30, 2001 and March 31, 2002 and the results of its operations and cash flows for the twenty-six and thirteen weeks ended March 25, 2001 and March 31, 2002. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report filed on Form 10-K. The operating results for the twenty-six and thirteen weeks ended March 31, 2002 are not necessarily indicative of the results of operations for a full year.

Note 2 — Income Taxes

     The provision for income taxes for the twenty-six weeks ended March 25, 2001 and March 31, 2002 consists of the following:

	26 Weeks Ended

	Mar. 25, 2001	Mar. 31, 2002

	(In thousands)
Federal income taxes	$1,735	$4,484
State income taxes	477	1,232

	$2,212	$5,716

Note 3 — Unconsolidated Affiliate

     The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. (“Santee”), it operates a fluid milk processing plant located in City of Industry, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized income of $958,000 and $2.0 million for the twenty-six weeks ended March 25, 2001 and March 31, 2002, respectively. The Company is a significant customer of Santee, which supplies the Company with a substantial portion of its fluid milk and dairy products.

     Summary of unaudited financial information for Santee Dairies LLC is as follows:

	26 Weeks Ended

	Mar. 25, 2001	Mar. 31, 2002

	(In thousands)
Current assets	$19,216	$25,579
Non-current assets	97,328	93,330
Current liabilities	23,148	23,987
Non-current liabilities	69,316	65,383
Shareholder’s equity	24,080	29,539

Sales	93,529	94,295
Gross profit	15,097	23,114
Net income	$1,916	$4,043

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2002

Note 4 — Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 5 — Stock Redemption

     During the second quarter of fiscal 2002, the Company obtained consent of the holders of its 10.75% Senior Notes due 2006 to make a distribution and payment to stockholders consisting of $25.0 million in cash and a subordinated note in the principal amount of $20.0 million. On January 22, 2002, the Company redeemed 11,699 shares of the Company’s stock previously held by La Cadena Investments and made a cash payment of $20.0 million and executed a $20.0 million subordinated note due March 31, 2007 to a former partner of La Cadena Investments. The subordinated note bears interest at a rate of 5.0% per annum, payable semi-annually. On February 1, 2002, the Company paid a $4.5 million dividend to La Cadena Investments. Fees for consent of the holders of its 10.75% Senior Notes and fees and expenses of the transaction, including a $500,000 financial advisory service fee to La Cadena Investments, were approximately $5.0 million.

Note 6 — Redemption of Notes

     During the second quarter of fiscal 2002, the Company redeemed $250,000 of its 10.75% Senior Notes due 2006. The Notes were restricted and unregistered. The Notes were redeemed for $250,000 plus accrued interest.

Note 7 — New Accounting Pronouncement

     Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which supersedes prior accounting standards concerning the financial accounting and reporting for the impairment or the disposal of long-lived assets and for the disposition of a segment of a business. The adoption of FAS 144 did not have an effect on the Company’s results of operations or financial condition and is effective for fiscal years beginning after December 15, 2001.

STATER BROS. HOLDINGS INC.
MARCH 31, 2002

PART I — FINANCIAL INFORMATION (contd.)

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OWNERSHIP OF THE COMPANY

La Cadena Investments is the sole shareholder of the Company and holds all of the shares of the Company’s Class A Common Stock which are entitled to 1.1 votes per share. La Cadena Investments is a California General Partnership whose partners include Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company and a former member of senior management of the Company. Jack H. Brown has a majority interest in La Cadena Investments and is the managing general partner with the power to vote the shares of the Company held by La Cadena Investments.

ACQUISITION

On May 7, 1999, Stater Bros. Markets entered into an agreement with Albertson’s, Inc. (“Albertson’s”) to purchase 43 supermarkets and one future store site in Stater Bros. Markets’ existing and contiguous market areas. The stores were formerly operated by Albertson’s or Lucky Stores and were divested in connection with the merger of Albertson’s and American Store Company, the parent of Lucky Stores. The purchase price was $94.4 million for land, buildings and equipment, $39.6 million for inventories on hand at closing, and the assumption of $13.3 million of capitalized lease obligations. The supermarkets were acquired sequentially over a twenty-four day period, which began on August 9, 1999. Each acquired store was reopened under the Stater Bros. Markets’ name within two days of its acquisition and was fully integrated into the Stater Bros. Markets operating systems.

LEASE GUARANTEE ESCROW

As of September 24, 2000, a portion of the Company’s lease obligations were guaranteed by Petrolane Incorporated (“Petrolane”) or its successor. The leases guaranteed by Petrolane had initial terms of 20 years and were to expire in 2003. Lease payments for the properties subject to the Petrolane guarantees were approximately $10.0 million per year. Under the terms of the agreement related to the Company’s acquisition of Stater Bros. Markets from Petrolane in 1983, as amended in 1985, Stater Bros. Markets was required to make annual deposits into a lease guarantee escrow account. In addition, 10 shares of Stater Bros. Markets’ $11.00 Cumulative Redeemable Preferred Stock due 2003 were held by Petrolane in connection with the lease guarantees.

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

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and twenty-six weeks ended March 31, 2002 and March 25, 2001.

	Thirteen Weeks		Twenty-Six Weeks

	2002	2001	2002	2001

Sales	100.00%	100.00%	100.00%	100.00%
Gross profit	26.42	25.42	26.50	25.34
Operating expenses:
Selling, general and administrative expenses	22.27	22.05	22.45	21.95
Depreciation and amortization	1.17	1.14	1.15	1.12
Operating profit	2.98	2.23	2.90	2.27
Interest income	0.05	0.15	0.08	0.15
Interest expense	(2.02)	(2.09)	(1.97)	(2.07)
Equity in unconsolidated affiliate	0.21	0.08	0.15	0.08
Other income (loss) — (net)	(0.11)	—	(0.10)	0.01
Net income before income taxes	1.11%	0.37%	1.06%	0.44%

Total sales for the thirteen weeks ended March 31, 2002, the second quarter of fiscal 2002, increased 6.84% and amounted to $654.2 million compared to $612.3 million for the same period in the prior year. Total sales for the twenty-six weeks ended March 31, 2002, increased 6.44% and amounted to $1.317 billion compared to $1.237 billion for the same period in the prior year. The increase in total sales in the second quarter of fiscal 2002 and fiscal year to date of 2002 was due primarily to favorable customer response to the Company’s marketing plan, which emphasizes high quality, large product selections and customer service. Like store sales increased 6.84% and 6.44% for the thirteen-week and twenty-six week periods ended March 31, 2002, respectively. The Company operated 155 supermarkets at March 31, 2002 and March 25, 2001.

Gross profit for the thirteen weeks ended March 31, 2002, amounted to $172.8 million or 26.42% of sales compared to $155.7 million or 25.42% of sales in the same period of the prior year. Gross profit for the twenty-six weeks ended March 31, 2002, amounted to $349.0 million or 26.50% of sales compared to $313.6 million or 25.34% of sales in the same period of the prior year. The increase in gross profit, as a percentage of sales, in both the second quarter of 2002 and for the fiscal year to date of 2002, was due primarily to an increase in the sales of higher margin items and the effect of price increases, implemented in the second half of fiscal 2001, to offset higher utility costs.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Operating expenses include selling, general and administrative expenses, and depreciation and amortization. For the thirteen weeks ended March 31, 2002, selling, general and administrative expenses amounted to $145.7 million or 22.27% of sales compared to $135.0 million or 22.05% of sales for the thirteen weeks ended March 25, 2001. For the twenty-six weeks ended March 31, 2002, selling, general and administrative expenses amounted to $295.6 million or 22.45% of sales compared to $271.5 million or 21.95% of sales for the twenty-six weeks ended March 25, 2001. The increase in selling, general and administrative expenses as a percentage of sales during the second quarter of fiscal 2002 and for the year to date of fiscal 2002, was due primarily to increases in payroll related expenses.

Depreciation and amortization expenses amounted to $7.7 million and $15.2 million for the second quarter and year to date periods ended March 31, 2002, respectively. Depreciation and amortization expenses amounted to $7.0 million and $13.9 million for the quarter and year to date periods of the prior year. The increase in depreciation and amortization expense in fiscal 2002 was primarily due to the increase in fixed assets.

Operating profit for the second quarter of 2002 amounted to $19.5 million or 2.98% of sales compared to $13.7 million or 2.23% of sales for the second quarter of 2001. Operating profit for the fiscal year to date of 2002 amounted to $38.2 million or 2.90% of sales compared to $28.1 million or 2.27% of sales for the fiscal year to date of 2001.

Interest expense amounted to $13.2 million for the second quarter of 2002 compared to $12.8 million for the second quarter of 2001. For the fiscal year to date of 2002 and 2001, interest expense amounted to $26.0 million and $25.7 million, respectively. The increase in interest expense over the prior year was primarily due to the issuance of a $20.0 million subordinated note in connection with the redemption of the Company’s stock.

The Company’s equity in earnings from unconsolidated affiliate, amounted to $1.4 million for the second quarter of fiscal 2002 compared to $476,000 in the second quarter of the prior year. For the fiscal year to date periods of 2002 and 2001, the Company’s equity in earnings from unconsolidated affiliate amounted to $2.0 million and $958,000, respectively. The difference in equity in earnings from unconsolidated affiliate for both the quarter and year to date fiscal 2002 versus fiscal 2001, is due primarily to the revaluation, by the affiliate, of deferred tax benefits arising from past net operating losses.

Income before income taxes amounted to $7.3 million and $2.3 million for the second quarter of 2002 and 2001, respectively. Income before income taxes amounted to $13.9 million and $5.4 million for the twenty-six weeks year to date periods of 2002 and 2001, respectively.

Net income for the second quarter amounted to $4.3 million and $1.4 million for 2002 and 2001, respectively. Net income for the fiscal year to date periods amounted to $8.2 million and $3.2 million for 2002 and 2001, respectively.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended, became effective August 6, 1999 and expires in March 2003 and consists of a revolving loan facility for working capital of $50.0 million, and a letter of credit facility with a maximum availability of $25.0 million. The credit agreement was amended December 13, 2001, to include a $15.0 million letter of credit sub-limit. As of March 31, 2002, the Company had $30.2 million of outstanding letters of credit and had $44.8 million available under the revolving loan facility. As of March 31, 2002, and for the twenty-six weeks then ended, the Company had no outstanding balances and had not drawn down on the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements and as security for current rent obligations.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of March 31, 2002.

	Contractual Cash Obligations (In thousands)

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

10.75% Senior Notes due August 2006
Principal	$438,750	$—	$—	$438,750	$—
Interest	212,125	47,139	94,278	70,708	—

	650,875	47,139	94,278	509,458	—
5.0% Subordinated Note due March 2007
Principal	20,000	—	—	20,000	—
Interest	5,000	1,000	2,000	2,000	—

	25,000	1,000	2,000	22,000	—
Capital Lease Obligations(1)
Principal	12,771	1,253	2,090	1,739	7,689
Interest	12,566	1,981	3,440	2,747	4,398

	25,337	3,234	5,530	4,486	12,087

Operating Leases(1)	205,320	29,683	47,789	38,295	89,553

Total Contractual Cash Obligations	$906,532	$81,056	$149,597	$574,239	$101,640

	Other Commercial Commitments (In thousands)

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$30,185	$30,185	$—	$—	$—

Total Other Commercial Commitments	$30,185	$30,185	$—	$—	$—

(1)	The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain leases provide for additional rents based on sales. Primary lease terms range from 10 to 99 years and substantially all leases provide for renewal options.

(2)	Standby letters of credit are committed as security for workers’ compensation obligations and as security for current rent obligations. Outstanding letters of credit expire between June 30, 2002 and October 1, 2002.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Working capital amounted to $98.9 million at March 31, 2002 and $124.3 million at September 30, 2001, and the Company’s current ratios were 1.51:1, and 1.64:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Net cash provided by operating activities in the twenty-six weeks ended March 31, 2002 amounted to $25.7 million compared to $27.4 million for the twenty-six weeks ended March 25, 2001. Fluctuations in net cash provided by operating activities is not unusual in the industry. Cash provided by operating activities in fiscal 2002 of $25.7 million consisted of a $10.7 million increase in accrued liabilities and self-insurance reserves, a decrease of $4.4 million in inventory and $15.2 million of depreciation offset by a decrease in accounts payable of $9.7 million. Cash provided by operating activities in fiscal 2001 of $27.4 million consisted of a decrease in lease guarantee escrow of $13.2 million and $13.9 million of depreciation offset by an increase of $3.6 million in prepaid expenses, an increase of $3.1 million in receivables and a decrease of $4.3 million in accounts payable.

Net cash used in investing activities for the twenty-six weeks ended March 31, 2002, amounted to $22.2 million compared to $17.7 million for the twenty-six weeks ended March 25, 2001. The difference in net cash used in investing activities between the comparable periods is due to the Company’s capital expenditures during such periods, net of proceeds from asset disposals. Capital expenditures amounted to $22.2 million in the fiscal year to date of 2002 compared to $18.0 million in the fiscal year to date of 2001.

Net cash used by financing activities amounted to $30.5 million and $6.2 million for the twenty-six weeks ended March 31, 2002 and March 25, 2001, respectively. The $30.5 million cash used in financing activities in fiscal 2002 included the redemption of 11,699 shares of the Company’s stock previously held by La Cadena Investments, for $20 million in cash and the issuance of a $20.0 million subordinated note, which bears interest at a rate of 5.0% per annum, payable semi-annually; $4.5 million for the payment of a dividend to La Cadena Investments; and fees of approximately $5.0 million for the consent of the holders of its 10.75% Senior Notes and fees and expenses of the transaction, including a $500,000 financial advisory service fee to La Cadena Investments. The Company redeemed $250,000 of its 10.75% Senior Notes due 2006 for $250,000 plus accrued interest. These Notes were restricted and unregistered. The remaining financing activities in the current and prior year was for principal payment of long-term debt and payments on capital lease obligations.

The Credit Facilities

The Company’s principal operating subsidiary, Stater Bros. Markets, signed a credit facility with Bank of America N.A. on August 6, 1999. The credit facility, as amended December 31, 2001, provides for (i) a $50.0 million three-year revolving loan facility and (ii) a $25.0 million three-year letter of credit facility and (iii) a “Revolving Loan Commitment L/C Sublimit” which is defined as an amount equal to the lessor of (a) the Revolving Loan Commitment and (b) $15,000,000. The Revolving Loan Commitment L/C Sublimit is part of, and not in addition to, the Revolving Loan Commitment. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support the purchase of inventory, obligations incurred in connection with the construction of stores, workers’ compensation insurance obligations and security for current rent obligations. The availability of the loans and letters of credit are subject to certain sublimits and other borrowing restrictions.

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

The revolving loan facility, as amended January 18, 2002, will cease to be available and will be payable in full on March 31, 2003. Letters of credit under the credit facility can be issued until March 31, 2003, and all letters of credit must expire no later than March 31, 2004. The loans under the revolving loan facility must be repaid for a period of ten consecutive days semi-annually.

Loans under the revolving loan facility may be repaid and re-borrowed. The loans under the revolving loan facility may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the offshore rate. The commitments under the credit facility may be reduced by Stater Bros. Markets. Stater Bros. Markets will be required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. Outstanding letters of credit under the credit facility are subject to a fee of 1.50% per annum on the face amount of such letters of credit, payable quarterly in arrears. The Company will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letters of credit issued under the letter of credit facility.

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

The credit facility also contains covenants that apply to the Company and the Company is a party to the credit facility for purposes of these covenants. These covenants, among other things, limit dividends and other payments in respect of the Company’s capital stock, prepayments and redemptions of the exchange notes and other debt, and limit indebtedness, investments, loans and advances by the Company. The credit facility requires the Company and Stater Bros. Markets to comply with certain covenants intended to ensure that their legal identities remain separate.

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

As of March 31, 2002, for purposes of the credit facility with Bank of America, the Company was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $69.2 million and exceeded minimum inventory coverage by approximately $44.4 million. The minimum EBITDA (as defined) covenant measurement period began (as amended) in the quarter ending June 25, 2000, and requires an annualized minimum EBITDA, as amended January 18, 2002, of $85.0 million. As of March 31, 2002, Stater Bros. Markets exceeded minimum annualized EBITDA by approximately $19.8 million.

As of March 31, 2002, for purposes of the credit facility with Bank of America, the Company was in compliance with all restrictive covenants.

Labor Relations

The Company and other major supermarket employers in Southern California negotiated a four-year contract, beginning October 1999, and expiring in October 2003, with the United Food and Commercial Workers Union. The Company’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in 1998 and expires in September 2002. Management believes it has good relations with its employees.

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
MARCH 31, 2002

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

None

(b)	Reports on Form 8-K

None

STATER BROS. HOLDINGS INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002	/s/ Jack H. Brown Jack H. Brown Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2002	/s/ Phillip J. Smith Phillip J. Smith Senior Vice President and Chief Financial Officer (Chief Accounting Officer)