Form 10-Q
period 2002-06-30
STATER BROS HOLDINGS INC
filed 2002-08-13
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of July 31, 2002, there were issued and outstanding 38,301 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
JUNE 30, 2002

PART I — FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS

	Sept. 30,	June 30,
	2001	2002

Current assets
Cash and cash equivalents	$101,636	$91,531
Receivables	29,894	33,359
Income tax receivables	358	1,263
Inventories	170,189	174,238
Prepaid expenses	6,743	7,626
Deferred income taxes	6,634	2,208
Properties held for sale	3,840	3,823

Total current assets	319,294	314,048
Investment in unconsolidated affiliate	12,666	15,221
Property and equipment
Land	47,574	47,574
Buildings and improvements	181,641	188,339
Store fixtures and equipment	190,581	206,683
Property subject to capital leases	24,670	24,670

	444,466	467,266
Less accumulated depreciation and amortization	169,979	186,441

	274,487	280,825
Deferred income taxes	4,897	11,136
Deferred debt issuance costs, net	12,042	14,798
Other assets	5,908	6,564

	22,847	32,498
Total assets	$629,294	$642,592

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	Sept. 30,	June 30,
	2001	2002

Current liabilities
Accounts payable	$107,485	$114,296
Accrued payroll and related expenses	41,737	42,590
Other accrued liabilities	44,340	53,933
Current portion of capital lease obligations	1,435	1,190

Total current liabilities	194,997	212,009
Long-term debt	439,000	458,750
Capital lease obligations, less current portion	12,098	11,239
Long-term portion of self-insurance and other reserves	15,852	21,537
Other long-term liabilities	8,756	13,830

Total liabilities	670,703	717,365
Stockholders’ deficit
Common Stock, $.01 par value: Authorized shares - 100,000 Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value: Authorized shares - 100,000 Issued and outstanding shares - 50,000 at Sept. 30, 2001, 38,301 at June 30, 2002	1	—
Additional paid-in capital	12,715	9,740
Retained deficit	(54,125)	(84,513)

Total stockholders’ deficit	(41,409)	(74,773)

Total liabilities and stockholders’ deficit	$629,294	$642,592

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	39 Weeks Ended

	June 24,	June 30,
	2001	2002

Sales	$1,877,079	$1,989,579
Cost of goods sold	1,397,398	1,463,461

Gross profit	479,681	526,118
Operating expenses:
Selling, general and administrative expenses	414,528	447,052
Depreciation and amortization	21,102	23,160

Total operating expenses	435,630	470,212

Operating profit	44,051	55,906
Interest income	2,597	1,345
Interest expense	(38,506)	(39,441)
Equity in earnings from unconsolidated affiliate	1,173	2,555
Other loss — net	(75)	(1,488)

Income before income taxes	9,240	18,877
Income taxes	3,789	7,740

Net income	$5,451	$11,137

Earnings per share	$109.02	$257.88

Average common shares outstanding	50,000	43,186

Shares outstanding at end of period	50,000	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended

	June 24,	June 30,
	2001	2002

Sales	$639,925	$672,779
Cost of goods sold	473,806	495,637

Gross profit	166,119	177,142
Operating expenses:
Selling, general and administrative expenses	142,986	151,459
Depreciation and amortization	7,194	7,976

Total operating expenses	150,180	159,435

Operating profit	15,939	17,707
Interest income	693	319
Interest expense	(12,847)	(13,444)
Equity in earnings from unconsolidated affiliate	215	532
Other loss — net	(154)	(179)

Income before income taxes	3,846	4,935
Income taxes	1,577	2,024

Net income	$2,269	$2,911

Earnings per share	$45.38	$76.00

Average common shares outstanding	50,000	38,301

Shares outstanding at end of period	50,000	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	39 Weeks Ended

	June 24,	June 30,
	2001	2002

Operating activities:
Net income	$5,451	$11,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,102	23,160
Provision for deferred income taxes	3,784	(1,813)
Loss on disposals of assets	75	1,489
Net undistributed gain in investment in unconsolidated affiliate	(1,173)	(2,555)
Changes in operating assets and liabilities:
Decrease in lease guarantee escrow	13,180	—
Increase in receivables	(5,828)	(3,465)
(Increase) decrease in income tax receivables	263	(905)
(Increase) decrease in inventories	335	(4,049)
Increase in prepaid expenses	(1,363)	(898)
Decrease in other assets	1,983	1,621
Increase (decrease) in accounts payable	(1,049)	6,811
Increase in accrued liabilities and long-term portion of self-insurance reserves	23,614	21,205

Net cash provided by operating activities	60,374	51,738

Investing activities:
Purchase of property and equipment	(25,199)	(31,032)
Proceeds from sale of property and equipment and properties held for sale	230	76

Net cash used in investing activities	(24,969)	(30,956)

Financing activities:
Debt issuance cost	—	(5,033)
Stock redemption	—	(20,000)
Dividends paid	—	(4,500)
Principal payments on long-term debt	(5,048)	(250)
Principal payments on capital lease obligations	(1,625)	(1,104)

Net cash used in financing activities	(6,673)	(30,887)

Net increase (decrease) in cash and cash equivalents	28,732	(10,105)
Cash and cash equivalents at beginning of period	62,631	101,636

Cash and cash equivalents at end of period	$91,363	$91,531

Interest paid	$25,691	$25,351
Income taxes paid	$5	$10,459

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2002

Note 1 — Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the “Company”) and its subsidiaries as of September 30, 2001 and June 30, 2002 and the results of its operations and cash flows for the thirty-nine and thirteen weeks ended June 24, 2001 and June 30, 2002. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report filed on Form 10-K. The operating results for the thirty-nine and thirteen weeks ended June 30, 2002 are not necessarily indicative of the results of operations for a full year.

Note 2 — Income Taxes

     The provision for income taxes for the thirty-nine weeks ended June 24, 2001 and June 30, 2002 consists of the following:

	39 Weeks Ended

	June 24, 2001	June 30, 2002

	(In thousands)
Current
Federal	$2,972	$7,155
State	817	2,398

	3,789	9,553
Deferred
Federal	—	(1,084)
State	—	(729)

	—	(1,813)

Income tax expense	$3,789	$7,740

Note 3 — Unconsolidated Affiliate

     The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. (“Santee”), it operates a fluid milk processing plant located in City of Industry, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized income of $1.2 million and $2.6 million for the thirty-nine weeks ended June 24, 2001 and June 30, 2002, respectively. The Company is a significant customer of Santee, which supplies the Company with a substantial portion of its fluid milk and dairy products.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2002

Note 3 — Unconsolidated Affiliate (contd.)

     Summary of unaudited financial information for Santee Dairies LLC is as follows:

	39 Weeks Ended

	June 24, 2001	June 30, 2002

	(In thousands)
Current assets	$23,578	$23,214
Non-current assets	96,208	92,388
Current liabilities	26,621	21,331
Non-current liabilities	68,492	63,666
Shareholder’s equity	24,673	30,605

Sales	140,785	138,614
Gross profit	22,565	38,510
Net income	$2,345	$5,109

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2002

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I — FINANCIAL INFORMATION (contd.)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the use of estimates and judgements on the part of management. The Company based its estimates on the Company’s historical experience combined with management’s understanding of current facts and circumstances. The Company believes that the following critical accounting policies are the most important to the Company’s financial statement presentation and require the most difficult, subjective and complex judgements on the part of management.

Vendor Rebates and Allowances

The Company receives certain rebates and allowances (“allowances”) from its vendors. The Company recognizes these allowances as a reduction in cost of goods sold as the allowances are earned. These allowances are earned by purchasing specified amounts of product or promoting certain products. The Company records a liability for funds that have been received but not yet earned.

Self-Insurance

The Company is primarily self-insured, subject to certain retention levels, for workers’ compensation, automobile and general liability costs. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in medical costs. The Company’s projections anticipate no change in the workers’ compensation benefits structure. In recent years, the Company and employers within the State of California as a whole have seen significant increases in the development severity of workers’ compensation claims. While the Company has factored these increases into its estimates of ultimate loss, no assurance can be given that future events will not require a change in these estimates. The Company discounts its workers’ compensation, automobile and general liability insurance reserves at a discount rate of approximately 7.5%.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Management believes that its inventory turns and inventory controls are sufficient and that reserves are not needed for excess, obsolete or discontinued inventory.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES (contd.)

Properties Held for Sale

Properties held for sale are stated at the lower of cost or estimated net realizable value and consist of land, buildings and equipment.

Investment in Affiliate

The Company owns 50% of Santee Dairies, LLC. The Company is not the controlling stockholder and accordingly accounts for its investment using the equity method of accounting.

Deferred Debt Issuance Costs

Direct costs incurred as a result of financing transactions are capitalized and amortized to expense over the terms of the applicable debt agreements.

Deferred Taxes

Although there can be no assurances as to future taxable income of the Company, the Company believes that its expectations of future taxable income, when combined with the income taxes paid in prior years, will be adequate to realize its deferred tax assets.

Phantom Stock Plan

It is the Company’s policy to expense phantom stock options to the extent that they vest and appreciate during the accounting period.

Environmental Matters

The Company recognizes environmental remediation costs as they are incurred. The Company believes that any future remediation costs will not have a material adverse effect on the financial condition or results of operations of the Company.

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

ACQUISITION

On May 7, 1999, Stater Bros. Markets entered into an agreement with Albertson’s, Inc. (“Albertson’s”) to purchase 43 supermarkets and one future store site in Stater Bros. Markets’ existing and contiguous market areas. The stores were formerly operated by Albertson’s or Lucky Stores and were divested in connection with the merger of Albertson’s and American Store Company, the parent of Lucky Stores. The purchase price was $94.4 million for land, buildings and equipment, $39.6 million for inventories on hand at closing, and the assumption of $13.3 million of capitalized lease obligations. The supermarkets were acquired sequentially over a twenty-four day period, which began on August 9, 1999. Each acquired store was reopened under the Stater Bros. Markets’ name within two days of its acquisition and was fully integrated into the Stater Bros. Markets’ operating systems.

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

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and thirty-nine weeks ended June 30, 2002 and June 24, 2001.

	Thirteen Weeks		Thirty-Nine Weeks

	2002	2001	2002	2001

Sales	100.00%	100.00%	100.00%	100.00%
Gross profit	26.33	25.96	26.44	25.55
Operating expenses:
Selling, general and administrative expenses	22.51	22.35	22.47	22.08
Depreciation and amortization	1.19	1.12	1.16	1.12
Operating profit	2.63	2.49	2.81	2.35
Interest income	0.05	0.11	0.07	0.14
Interest expense	(2.00)	(2.01)	(1.98)	(2.05)
Equity in unconsolidated affiliate	0.08	0.03	0.13	0.06
Other loss — (net)	(0.03)	(0.02)	(0.08)	(0.01)
Net income before income taxes	0.73%	0.60%	0.95%	0.49%

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Total sales for the thirteen weeks ended June 30, 2002, the third quarter of fiscal 2002, increased 5.13% and amounted to $672.8 million compared to $639.9 million for the same period in the prior year. Total sales for the thirty-nine weeks ended June 30, 2002, increased 5.99% and amounted to $1.990 billion compared to $1.877 billion for the same period in the prior year. The increase in total sales in the third quarter of fiscal 2002 and fiscal year to date of 2002 was due primarily to favorable customer response to the Company’s marketing plan, which emphasizes high quality, large product selections and customer service. Like store sales increased 4.59% and 5.81% for the thirteen-week and thirty-nine week periods ended June 30, 2002, respectively. During the third quarter of fiscal 2002, the Company opened a new store located in Chino Hills, California. The Company operated 156 supermarkets at June 30, 2002 and 155 supermarkets at June 24, 2001.

Gross profit for the thirteen weeks ended June 30, 2002, amounted to $177.1 million or 26.33% of sales compared to $166.1 million or 25.96% of sales in the same period of the prior year. Gross profit for the thirty-nine weeks ended June 30, 2002, amounted to $526.1 million or 26.44% of sales compared to $479.7 million or 25.55% of sales in the same period of the prior year. The increase in gross profit, as a percentage of sales, in both the third quarter of 2002 and the fiscal year to date of 2002, was due primarily to an increase in the sales of higher margin items and the effect of price increases, implemented in the second half of fiscal 2001, to offset higher utility costs.

Operating expenses include selling, general and administrative expenses, and depreciation and amortization. For the thirteen weeks ended June 30, 2002, selling, general and administrative expenses amounted to $151.5 million or 22.51% of sales compared to $143.0 million or 22.35% of sales for the thirteen weeks ended June 24, 2001. For the thirty-nine weeks ended June 30, 2002, selling, general and administrative expenses amounted to $447.1 million or 22.47% of sales compared to $414.5 million or 22.08% of sales for the thirty-nine weeks ended June 24, 2001. The increase in selling, general and administrative expenses as a percentage of sales during the third quarter of fiscal 2002 and for the year to date of fiscal 2002, was due primarily to increases in payroll related expenses.

Depreciation and amortization expenses amounted to $8.0 million and $23.2 million for the third quarter and year to date periods ended June 30, 2002, respectively. Depreciation and amortization expenses amounted to $7.2 million and $21.1 million for the quarter and year to date periods of the prior year. The increase in depreciation and amortization expense in fiscal 2002 was primarily due to an increase in fixed assets.

Operating profit for the third quarter of 2002 amounted to $17.7 million or 2.63% of sales compared to $15.9 million or 2.49% of sales for the third quarter of 2001. Operating profit for the fiscal year to date of 2002 amounted to $55.9 million or 2.81% of sales compared to $44.1 million or 2.35% of sales for the fiscal year to date of 2001.

Interest expense amounted to $13.4 million for the third quarter of 2002 compared to $12.8 million for the third quarter of 2001. For the fiscal year to date of 2002 and 2001, interest expense amounted to $39.4 million and $38.5 million, respectively. The increase in interest expense over the prior year was primarily due to the issuance of a $20.0 million subordinated note in connection with the redemption of the Company’s stock.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

The Company’s equity in earnings from unconsolidated affiliate, amounted to $532,000 for the third quarter of fiscal 2002 compared to $215,000 in the third quarter of the prior year. For the fiscal year to date periods of 2002 and 2001, the Company’s equity in earnings from unconsolidated affiliate amounted to $2.6 million and $1.2 million, respectively. The difference in equity in earnings from unconsolidated affiliate for the fiscal quarter 2002 over 2001 was due to increased margins at the affiliate. The increase in the year to date fiscal 2002 versus fiscal 2001 is due primarily to the revaluation, by the affiliate, of deferred tax benefits arising from past net operating losses.

Income before income taxes amounted to $4.9 million and $3.8 million for the third quarter of 2002 and 2001, respectively. Income before income taxes amounted to $18.9 million and $9.2 million for the year to date periods of 2002 and 2001, respectively.

Net income for the third quarter amounted to $2.9 million and $2.3 million for 2002 and 2001, respectively. Net income for the fiscal year to date periods amounted to $11.1 million and $5.5 million for 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended, became effective August 6, 1999 and expires in March 2003 and consists of a revolving loan facility for working capital of $50.0 million, and a letter of credit facility with a maximum availability of $25.0 million. The credit agreement was amended December 13, 2001, to include a $15.0 million letter of credit sublimit. As of June 30, 2002, the Company had $30.2 million of outstanding letters of credit and had $44.8 million available under the revolving loan facility. As of June 30, 2002, and for the thirty-nine weeks then ended, the Company had no outstanding balances and had not drawn down on the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements and as security for current rent obligations.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of June 30, 2002.

	Contractual Cash Obligations (In thousands)

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

10.75% Senior Notes due August 2006
Principal	$438,750	$—	$—	$438,750	$—
Interest	212,125	47,139	94,278	70,708	—

	650,875	47,139	94,278	509,458	—
5.0% Subordinated Note due March 2007
Principal	20,000	—	—	20,000	—
Interest	5,000	1,000	2,000	2,000	—

	25,000	1,000	2,000	22,000	—
Capital Lease Obligations(1)
Principal	12,429	1,190	2,039	1,730	7,470
Interest	12,052	1,937	3,343	2,679	4,093

	24,481	3,127	5,382	4,409	11,563
Operating Leases(1)	223,721	30,061	51,481	43,747	98,432

Total Contractual Cash Obligations	$924,077	$81,327	$153,141	$579,614	$109,995

	Other Commercial Commitments (In thousands)

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit(2)	$30,185	$30,185	$—	$—	$—

Total Other Commercial Commitments	$30,185	$30,185	$—	$—	$—

(1)	The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain leases provide for additional rents based on sales. Primary lease terms range from 10 to 99 years and substantially all leases provide for renewal options.

(2)	Standby letters of credit are committed as security for workers’ compensation obligations and as security for current rent obligations. Outstanding letters of credit expire between October 1, 2002 and December 31, 2002.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Working capital amounted to $102.0 million at June 30, 2002 and $124.3 million at September 30, 2001, and the Company’s current ratios were 1.48:1, and 1.64:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Net cash provided by operating activities in the thirty-nine weeks ended June 30, 2002 amounted to $51.7 million compared to $60.4 million for the thirty-nine weeks ended June 24, 2001. Fluctuations in net cash provided by operating activities is not unusual in the industry. Cash provided by operating activities in fiscal 2002 of $51.7 million consisted of depreciation of $23.2 million, an increase in accrued liabilities and self-insurance reserves of $21.2 million and an increase of $6.8 million in accounts payable offset by an increase in inventories of $4.0 million, an increase in receivables of $3.5 million and an increase in deferred income taxes of $1.8 million. Cash provided by operating activities in fiscal 2001 of $60.4 million consisted of an increase in accrued liabilities and self-insurance reserves of $23.6 million, depreciation of $21.1 million, a decrease in lease guarantee escrow of $13.2 million, a decrease in deferred income taxes of $3.8 million and a decrease in other assets of $2.0 million offset by an increase in accounts receivable of $5.8 million.

Net cash used in investing activities for the thirty-nine weeks ended June 30, 2002, amounted to $31.0 million compared to $25.0 million for the thirty-nine weeks ended June 24, 2001. The difference in net cash used in investing activities between the comparable periods is due to the Company’s capital expenditures during such periods, net of proceeds from asset disposals. Capital expenditures amounted to $31.0 million in the fiscal year to date of 2002 compared to $25.2 million in the fiscal year to date of 2001.

Net cash used by financing activities amounted to $30.9 million and $6.7 million for the thirty-nine weeks ended June 30, 2002 and June 24, 2001, respectively. The $30.9 million cash used in financing activities in fiscal 2002 included the redemption of 11,699 shares of the Company’s stock previously held by La Cadena Investments, for $20.0 million in cash and the issuance of a $20.0 million subordinated note, which bears interest at a rate of 5.0% per annum, payable semi-annually; $4.5 million for the payment of a dividend to La Cadena Investments; and fees of approximately $5.0 million for the consent of the holders of its 10.75% Senior Notes and fees and expenses of the transaction, including a $500,000 financial advisory service fee to La Cadena Investments. The Company redeemed $250,000 of its 10.75% Senior Notes due 2006 for $250,000 plus accrued interest. These Notes were restricted and unregistered. The remaining financing activities in the current and prior year were for principal payment of long-term debt and payments on capital lease obligations.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The Credit Facilities

The Company’s principal operating subsidiary, Stater Bros. Markets, signed a credit facility with Bank of America N.A. on August 6, 1999. The credit facility, as amended December 31, 2001, provides for (i) a $50.0 million three-year revolving loan facility and (ii) a $25.0 million three-year letter of credit facility and (iii) a “Revolving Loan Commitment L/C Sublimit” which is defined as an amount equal to the lesser of (a) the Revolving Loan Commitment and (b) $15,000,000. The Revolving Loan Commitment L/C Sublimit is part of, and not in addition to, the Revolving Loan Commitment. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support the purchase of inventory, obligations incurred in connection with the construction of stores, workers’ compensation insurance obligations and security for current rent obligations.

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

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The Credit Facilities (contd.)

Availability of the loans and letters of credit under the credit facility is subject to a monthly borrowing base test based on inventory. The credit facility requires Stater Bros. Markets to meet certain financial tests, including minimum net worth and minimum EBITDA tests. The credit facility contains covenants which, among other things, will limit indebtedness, liens, guarantee obligations, mergers, consolidations, liquidations and dissolutions, asset sales, leases, investments, loans and advances, transactions with affiliates, sale and leasebacks, other matters customarily restricted in such agreements and modifications to the holding company status of the Company.

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

As of June 30, 2002, for purposes of the credit facility with Bank of America, the Company was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $66.6 million and exceeded minimum inventory coverage by approximately $44.4 million. The minimum EBITDA (as defined) covenant measurement period began (as amended) in the quarter ending June 25, 2000, and requires an annualized minimum EBITDA, as amended January 18, 2002, of $85.0 million. As of June 30, 2002, Stater Bros. Markets exceeded minimum annualized EBITDA by approximately $22.2 million.

As of June 30, 2002, for purposes of the credit facility with Bank of America, the Company was in compliance with all restrictive covenants.

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
JUNE 30, 2002

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

Date: August 13, 2002	/s/ Jack H. Brown Jack H. Brown Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2002	/s/ Phillip J. Smith Phillip J. Smith Senior Vice President and Chief Financial Officer (Chief Accounting Officer)