Form 10-K
period 2002-09-29
STATER BROS HOLDINGS INC
filed 2002-12-19
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐.

     No voting stock of the registrant is held by non-affiliates of the registrant.

     Number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of December 2, 2002 – Class A Common Stock - 38,301 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

STATER BROS. HOLDINGS INC.

FORM 10-K

PART I

Item 1.	Business

General
Stater Bros. Holdings Inc. was incorporated in Delaware in 1989 and together with its wholly-owned subsidiaries, Stater Bros. Markets and Stater Bros. Development, Inc., (collectively “Stater Bros.” or the “Company”) were founded in 1936 when the first Stater Bros. Market opened in Yucaipa, California. The Company is a leading supermarket chain in Southern California and operates 156 supermarkets under the Stater Bros. Markets name.

The Company has grown, primarily by constructing supermarkets in its primary trading areas, through the enlargement of existing supermarkets and through a strategic acquisition in August 1999 of 43 supermarkets in Southern California. Stater Bros.’ supermarkets consist of approximately 5.2 million total square feet including approximately 3.7 million selling square feet. The Company’s supermarkets offer its customers a high level of customer service, broad selections of grocery, meat, produce, liquor and general merchandise. All of the Company’s supermarkets have expanded selections of produce and full-service meat departments. Nearly all of the supermarkets have hot service delicatessens and hot service bakery departments.

The Company utilizes a centralized warehouse and distribution facilities that provide the Company’s supermarkets with approximately 77% of the volume of the merchandise they offer for sale. The Company’s warehouse and distribution facilities encompass approximately 1,467,000 square feet and include facilities for grocery, deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products.

Ownership of the Company
La Cadena Investments (“La Cadena”) is the sole shareholder of the Company and holds all of the shares of the Company’s Class A Common Stock. La Cadena is a California General Partnership whose partners include Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company and a former member of the senior management of the Company. Jack H. Brown has a majority interest in La Cadena and is the managing general partner with the power to vote the shares of the Company held by La Cadena.

Stock Redemption
During fiscal 2002, the Company obtained consent of the holders of its 10.75% Senior Notes due 2006 (the “10.75% Notes”) to make a distribution and payment to stockholders consisting of $25.0 million in cash and a subordinated note in the principal amount of $20.0 million. On January 22, 2002, the Company redeemed 11,699 shares of the Company’s stock previously held by La Cadena and made a cash payment of $20.0 million and executed a $20.0 million subordinated note due March 31, 2007 to a former partner of La Cadena. The subordinated note bears interest at a rate of 5.0% per annum, payable semi-annually. On February 1, 2002, the Company paid a $4.5 million dividend to La Cadena. Fees for consent of the holders of its 10.75% Senior Notes and fees and expenses of the transaction, including a $500,000 financial advisory service fee to La Cadena, amounted to approximately $5.0 million.

Acquisition
On May 7, 1999, Stater Bros. entered into an agreement with Albertson’s, Inc. (“Albertson’s”) to purchase 43 supermarkets and one future store site (the “Acquisition”) in Stater Bros.’ existing and contiguous market areas. The stores were formerly operated by Albertson’s or Lucky Stores and were divested in connection with the merger of Albertson’s and American Store Company, the parent of Lucky Stores. The purchase price was $94.4 million for land, buildings and equipment, $39.6 million for inventories on hand at closing, and the assumption of $13.3 million of capitalized lease obligations and approximately $2.2 million of capitalized cost related to the transfer of ownership of the supermarkets. The supermarkets were acquired sequentially over a twenty-four day period, which began on August 9, 1999. Each acquired store was reopened under the Stater Bros. name within two days of its acquisition and was fully integrated into the Stater Bros. operating systems.

Item 1.	Business (contd.)

Acquisition (contd.)
The Acquisition was funded through an issue, in August 1999, of $450 million of the 10.75% Notes under Rule 144A of the Securities Act of 1933. Proceeds from the issuance were used to (a) retire all of the 9% Notes ($100.0 million), (b) retire substantially all of the 11% Notes ($159,952,000), (c) fund early redemption premiums of $18.7 million for both the 9% Notes and the 11% Notes, (d) acquire the assets of 43 supermarkets and one future store site for $134.0 million, (e) pay a fee to La Cadena for financial advisory services of $4.5 million, and (f) pay fees and expenses of the transaction. The remaining proceeds from the issue were used for general corporate purposes, including capital expenditures. Of the 10.75% Notes, $449,750,000 were registered securities and $250,000 were restricted and unregistered.

Business Strategy

Store Profile and Locations
The Company’s supermarkets have well-established locations and low overhead expenses, including fixed rent payments in most supermarkets. In addition, the Company believes that its existing supermarkets are well maintained and generally require capital expenditures only for customary maintenance. An average supermarket is approximately 33,100 square feet, while newly constructed supermarkets range from approximately 35,000 square feet to 44,000 square feet. Stater Bros. supermarkets typically utilize approximately 72% of total square feet for retail selling space. The Company operates its supermarkets with minimal back-room storage space because of the close proximity of its distribution facility to its store locations. Generally, all Stater Bros. supermarkets are similarly designed and stocked thereby allowing Stater Bros. customers to find items easily in any of the Company’s supermarkets.

Substantially all of the Company’s 156 supermarkets are located in neighborhood shopping centers in well-populated residential areas. The Company endeavors to locate its supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.

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

Store Expansion and Remodeling
The Company has historically focused its expansion in the San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern counties of Southern California. Such expansion has been accomplished through improving and remodeling existing stores, constructing new supermarkets, and the acquisition of other supermarket operations. The number of supermarkets operated by the Company is 156 as of September 29, 2002. The Company intends to continue to expand its existing supermarket operations by enlarging and remodeling existing supermarkets and constructing new supermarkets. The Company may also make strategic acquisitions of existing supermarkets, if such opportunities arise.

Item 1.	Business (contd.)

Store Expansion and Remodeling (contd.)
The Company monitors sales and profitability of its operations on a store-by-store basis and enlarges, remodels or replaces stores in light of their performance and management’s assessment of their future potential. Approximately 68% of the Company’s supermarkets have been either newly constructed or remodeled within the last five years. Minor remodels cost between $100,000 and $500,000 and typically include new fixtures and may include a change in decor. Major remodels cost in excess of $500,000 and typically involve more extensive refurbishment of the store’s interior and may include the addition of one or more specialty service departments such as a hot service delicatessen or hot service bakery. Expansions entail enlargement of the store building and typically includes breaking through an exterior wall. The primary objectives of remodelings and expansions are to improve the attractiveness of supermarkets, increase sales of higher margin product categories and, where feasible, to increase selling area. The Company conducts all of its new construction and most of its remodeling through its wholly owned subsidiary, Stater Bros. Development, Inc., which serves as the general contractor for all Company construction projects.

The following table sets forth certain statistical information with respect to the Company’s supermarket expansion and remodeling for the periods indicated.

	Fiscal Year Ended

	Sept. 27, 1998	Sept. 26, 1999	Sept. 24, 2000	Sept. 30, 2001	Sept. 29, 2002

Number of supermarkets:
Opened	2	1	—	1	1
Acquired	—	43	—	—	—
Replaced	—	(1)	—	(1)	—
Total at end of year	112	155	155	155	156
Minor Remodel	5	7	17	10	11
Major Remodel	6	10	2	2	3
Expansion	—	—	1	—	—

Beyond 2002, the Company plans to open approximately one to five new stores per year, based upon a number of factors, including customer demand, market conditions, profitability, costs of opening, and availability of financing for such new stores. The Company’s plans with respect to major and minor remodels, expansion and new construction are reviewed continually and are revised, if appropriate, to take advantage of marketing opportunities. The Company finances its new store construction primarily from cash provided by operating activities and short-term borrowings under its credit facilities. Long-term financing of new stores generally will be obtained through either sale and leaseback transactions or secured long-term financings. However, no assurances can be made as to the availability of such financings.

Warehouse and Distribution Facilities
The Company’s warehouse and distribution facilities and administrative offices are located in Colton, California, and encompass approximately 1,467,000 square feet. The facilities include warehouses for grocery, deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products. Management believes that its existing warehouse and distribution facilities are adequate to meet its current volume. Approximately 77% of the volume of the products offered for sale in the Company’s supermarkets are processed through the Company’s warehouse and distribution facilities.

The Company’s warehouse and distribution facilities are centrally located and are an average distance of approximately 41 miles from its supermarkets. Most supermarkets can be reached without using the most congested portions of the Southern California freeway system.

Item 1.	Business (contd.)

Warehouse and Distribution Facilities (contd.)
The Company’s transportation fleet consists of modern well-maintained vehicles. As of September 29, 2002, the Company operated approximately 139 tractors and 406 trailers, all of which were owned by the Company. The Company also operates a repair terminal at the Colton distribution facility.

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

A key factor in the Company’s business strategy is to provide its customers with a variety of quality brand-name merchandise as well as alternative selections of high-quality private label merchandise. To meet the needs of customers, most supermarkets are stocked with approximately 35,000 items. The Company places particular emphasis on the freshness and quality of its meat and produce merchandise and maintains high standards for these perishables by distributing the merchandise through its perishable warehouses and distribution facilities.

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

     Customer Service.      The Company considers customer service and customer confidence to be critical to the success of its business strategy. This strategy, to provide courteous and efficient customer service through specific programs and training, is a focus of the executive officers and is implemented by employees at all levels of the Company. The Company maintains an intensive checker training school to train prospective checkers and to provide a refresher program for existing checkers. All of the Company’s supermarkets provide customers with purchase carry-out service and have express checkout lanes.

Item 1.	Business (contd.)

Santee Dairies, LLC
Stater Bros. and The Kroger Co., which operates as Ralph’s Supermarkets, currently each own a 50% interest in Santee Dairies, LLC, and have jointly owned the Santee Dairies operation since 1986. Santee Dairies operates one of the largest dairy plants in California and provides fluid milk products to Stater Bros., Ralph’s, and other customers in Southern California. Santee Dairies processes, packages and distributes whole, low-fat and non-fat milk, as well as orange juice, fruit drinks and certain other cultured milk products under the Knudsen, Foremost and certain store brand names. Santee Dairies is the exclusive licensee of the Knudsen trademark from Kraft Foods, Inc. for fluid milk, juices and certain other cultured milk products in the Southern California market. In addition, Santee Dairies is the exclusive licensee for Foremost Farms USA, Cooperative of the Foremost trademark for fluid milk in Southern California. Santee Dairies also distributes Hershey chocolate milk under license. In calendar year 2001, Santee Dairies processed approximately 66.8 million gallons of fluid products, including 54.1 million gallons of fluid milk. Total revenues in Santee Dairies’ 52-week fiscal year ended December 29, 2001 were $190.8 million, of which approximately $91.3 million were sales to Stater Bros. and Ralph’s. Santee Dairies also sells to unaffiliated supermarkets, independent food distributors, military bases and foodservice providers in Southern California.

In 1998, Santee Dairies moved to a new dairy plant in City of Industry, California. The new dairy increased Santee Dairies’ capacity to process milk to approximately 250,000 to 350,000 gallons per day, with the ability to expand capacity to approximately 500,000 gallons per day.

Stater Bros. and Santee Dairies are parties to a ten-year fluid milk purchase agreement entered into in July 1997. It requires that Stater Bros. purchase its requirements of fluid milk and certain other products, subject to a minimum volume each year equal to approximately 80% of the volume purchased during Stater Bros.’ 1996 fiscal year. Prices under the agreement are calculated to cover Santee Dairies’ direct and indirect costs of production, including financing costs. However, recoverable costs by Santee Dairies may not include under any circumstances amounts owing solely by reason of the acceleration of principal payments under any loan agreement to which Santee Dairies is a party.

The Company accounts for its investment in Santee using the equity method of accounting.

Management Information Systems
The Company’s management information systems and point-of-sale scanning technology reduce the labor costs attributable to product pricing and customer checkout, and provide management with information that facilitates purchasing, receiving and management of inventory and accounts payable. The Company has point-of-sale scanning checkout technology in all of its stores. All stores use electronic systems for employee time and attendance records, inventory orderings, and labor scheduling, which assist store management in developing a more efficient and customer-sensitive work schedule.

During fiscal 2002, the Company completed the installation of NCR’s new generation of electronic scan systems, the 7452 ACS Scan System. These new systems are more customer-oriented, operate more efficiently and reduce the time required to check out customers. In fiscal years 2000, 2001 and 2002, fifteen, eleven and fifty-five systems were installed, respectively.

Item 1.	Business (contd.)

Management Information Systems (contd.)
The Company uses the Stater Express® system in all of the Company’s supermarkets. Stater Express® is a combined supermarket technology platform that includes enhanced systems for check verification and acceptance and provides alternative pay choices such as most nationally recognized financial institution debit and credit cards. Stater Express® also provides each supermarket with the technology required to print in-store-advertising signs and connects each supermarket to the Company’s host computer which provides certain efficiencies in data transfers between the supermarkets and the Company’s main office. The Company has obtained a federal service mark for the name “Stater Express”.

Employees
The Company has approximately 13,400 employees, approximately 800 of whom are management and administrative employees and approximately 12,600 of whom are hourly employees. Approximately 70% of the Company’s employees work part-time. Substantially all of the Company’s hourly employees are members of either the United Food & Commercial Workers or International Brotherhood of Teamsters labor unions and are represented by several different collective bargaining agreements. The Company’s collective bargaining agreements with the United Food & Commercial Workers, which covers the largest number of employees, were renewed in October 1999 and expire in October 2003. The International Brotherhood of Teamsters agreement was renewed in September 2002 and expires in September 2005.

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

Environmental
Environmental remediation costs incurred over the past five years were approximately $1.3 million, in the aggregate, including remediation costs of approximately $198,000 in 2000, $495,000 in 2001 and $324,000 in 2002. Management believes that any such future remediation costs will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.	Properties

The Company leases its warehouse and distribution facilities located in Colton, California, and management believes that its warehouse and distribution facilities are well maintained and are adequate to meet its current volume.

The following schedule presents the Company’s warehouse and distribution facilities by product classification and the size of each facility as of September 29, 2002.

Facility	Square Feet

Grocery	896,000
Health and beauty care and general merchandise	131,000
Produce, meat and meat deli	118,000
Grocery deli	116,000
Frozen	74,000
Bakery	40,000
Support and administrative offices	92,000

Total	1,467,000

As of September 29, 2002, the Company owned 45 of its supermarkets and leased the remaining 111 supermarkets. Management believes that its supermarkets are well maintained and adequately meet the expectations of its customers. The Company operates 156 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. The following schedule reflects the Company’s store counts by size, county, and the number of stores that are either leased or owned as of September 29, 2002.

	No. of Stores			Total Square Feet

				Under	25,000-	30,000-	35,000-	Over
County	Total	Owned	Leased	25,000	29,999	34,999	40,000	40,000

San Bernardino	47	9	38	5	16	6	14	6
Riverside	40	12	28	10	14	5	5	6
Orange	30	11	19	4	13	1	4	8
Los Angeles	27	8	19	5	7	1	3	11
San Diego	10	5	5	—	1	—	2	7
Kern	2	—	2	—	—	1	1	—

Total	156	45	111	24	51	14	29	38

The total size of the Company’s supermarkets is approximately 5,161,000 square feet, of which 3,693,000 is selling square feet.

Item 3.	Legal Proceedings

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

Environmental Matters
Environmental remediation costs incurred during the last five years were approximately $1.3 million, in the aggregate, including remediation costs of approximately $198,000 in 2000, $495,000 in 2001 and $324,000 in 2002. Management believes that any such future remediation costs will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

During fiscal 2002, the Company obtained consent of the holders of its 10.75% Senior Notes due 2006 (the “10.75% Notes”) to make a distribution and payment to stockholders consisting of $25.0 million in cash and a subordinated note in the principal amount of $20.0 million.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information
There is no established public trading market for the Company’s common equity.

(b) Holders
La Cadena holds 38,301 shares, or 100% of the Company’s Class A Common Stock.

(c) Dividends
Dividends of $4.5 million were paid in fiscal 2002 on the common equity of the company. No dividends were paid in fiscal years 2001 and 2000. The Company does not intend to pay dividends on its common equity in the foreseeable future.

Item 6.	Selected Financial Data

The following table sets forth historical financial data derived from the audited financial statements of the Company as of and for the fiscal years ended September 27, 1998, September 26, 1999, September 24, 2000, September 30, 2001 and September 29, 2002. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Consolidated Financial Statements of the Company and related notes thereto contained elsewhere herein. The information included in “Other Operating and Financial Data” and “Store Data” is unaudited.

	Fiscal Years Ended

	Sept. 27, 1998	Sept. 26, 1999	Sept. 24, 2000	Sept. 30,(5) 2001	Sept. 29, 2002

	(In thousands of dollars except per share and store data)
Statement of Earnings Data:
Sales	$1,726,107	$1,830,195	$2,417,710	$2,573,913	$2,666,346
Cost of goods sold	1,323,522	1,387,619	1,819,068	1,911,065	1,957,526

Gross profit	402,585	442,576	598,642	662,848	708,820
Selling, general and administrative expenses	353,075	377,195	532,147	572,815	608,289
Depreciation and amortization	15,434	16,591	25,580	29,061	31,493
Acquisition integration expenses	—	5,590	4,594	—	—

Total operating expenses	368,509	399,376	562,321	601,876	639,782

Operating profit	34,076	43,200	36,321	60,972	69,038
Interest and other income	3,061	2,951	3,217	3,151	142
Interest expense	(30,206)	(33,630)	(53,680)	(52,410)	(52,814)
Equity in income (loss) from unconsolidated affiliate	(2,941)	1,130	1,483	1,584	2,914

Income (loss) before income taxes (benefit) and extraordinary gain (loss)	3,990	13,651	(12,659)	13,297	19,280
Income taxes (benefit)	1,459	5,372	(5,369)	5,452	7,491

Income (loss) before extraordinary gain (loss)	2,531	8,279	(7,290)	7,845	11,789
Extraordinary gain (loss) (1) (2)	—	(17,311)	1,123	—	—

Net income (loss)	$2,531	$(9,032)	$(6,167)	$7,845	$11,789

Earnings (loss) per common share before extraordinary gain (loss)	$50.62	$165.58	$(145.80)	$156.90	$280.92
Earnings (loss) per common share	$50.62	$(180.64)	$(123.34)	$156.90	$280.92

(footnotes on following page)

Item 6.	Selected Financial Data (contd.)

Fiscal Years Ended

Sept. 27, 1998	Sept. 26, 1999	Sept. 24, 2000	Sept. 30, (5) 2001	Sept. 29, 2002

(In thousands of dollars except per share and store data)
Balance Sheet Data (end of fiscal year):
Working capital	$90,725	$130,915	$111,770	$124,297	$123,460
Total assets	364,318	603,917	595,288	629,294	634,130
Long-term notes	265,000	455,048	439,000	439,000	458,750
Long-term capitalized lease obligations	4,350	15,625	13,679	12,098	10,981
Other long-term liabilities	12,009	10,960	14,070	24,608	45,014
Common stockholders’ deficit	(34,055)	(43,087)	(49,254)	(41,409)	(74,121)
Dividends paid per share, Class A Common Stock	—	—	—	—	$117.49
Cash Flow Data:
Cash provided by operating activities	26,428	59,296	15,385	79,393	51,168
Cash provided by (used in) financing activities	(1,257)	152,912	(10,664)	(7,140)	(31,218)
Cash used in investing activity	(26,976)	(176,137)	(35,442)	(33,248)	(40,543)
Other Operating and Financial Data:
Sales increases (decreases):
Total stores	0.5%	6.0%	32.1%	6.5%	3.6%
Like stores (comparable 52-weeks)	(1.0%)	1.9%	1.4%	4.5%	5.3%
EBITDA(3)	$49,630	$63,872	$66,601	$94,768	$103,587
Operating profit	$34,076	$43,200	$36,321	$60,972	$69,038
Ratio of earnings to fixed charges(4)	1.03	x	1.27	x	0.85	x	1.19	x	1.25	x
Gross profit as a percentage of sales	23.32%	24.18%	24.76%	25.75%	26.58%
Selling, general and administrative expenses as a percentage of sales	20.46%	20.61%	22.01%	22.25%	22.81%
Store Data:
Number of stores (at end of fiscal year)	112	155	155	155	156
Average sales per store (000s)	$15,551	$15,741	$15,598	$16,606	$17,092
Average store size:
Total square feet	29,061	32,895	32,910	33,018	33,083
Selling square feet	20,991	23,570	23,570	23,639	23,675
Total square feet (at end of fiscal year) (000s)	3,255	5,099	5,101	5,118	5,161
Total selling square feet (at end of fiscal year) (000s)	2,351	3,653	3,653	3,664	3,693
Sales per total sq. ft.	$537	$531	$474	$503	$517
Sales per selling sq. ft.	$743	$736	$662	$702	$722

(1)	The extraordinary loss in 1999 represents the after-tax loss from the early extinguishment of debt.

(2)	The extraordinary gain in 2000 represents the after-tax gain from the early extinguishment of debt.

(3)	EBITDA represents earnings before extraordinary gain (loss), interest expense, depreciation and amortization and income tax expense. The Company has included information concerning EBITDA here as it is relevant for covenant analysis under the Notes and because it is used by certain investors as a measure of a company’s ability to service its debt. EBITDA is not a measure of financial performance under generally accepted accounting principals and it should not be used as an alternative to, or be construed as more meaningful than, operating profit or cash flows as an indicator of the Company’s operating performance.

(footnotes continued on following page)

Item 6.	Selected Financial Data (contd.)

(4)	For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and the extraordinary gain or loss and amortization of previously capitalized interest. Fixed charges consist of interest expense whether expensed or capitalized, amortization of deferred debt expense, and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case. Included in earnings and fixed charges is the Company’s 50% share of an unconsolidated affiliate.

(5)	The fiscal year 2001 was a 53-week year, whereas fiscal years 1998, 1999, 2000 and 2002 were 52-week years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies
The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the use of estimates and judgements on the part of management. The Company based its estimates on the Company’s historical experience combined with management’s understanding of current facts and circumstances. The Company believes that the following critical accounting policies are the most important to the Company’s financial statement presentation and require the most difficult, subjective and complex judgements on the part of management.

Vendor Rebates and Allowances
The Company receives certain rebates and allowances (“allowances”) from its vendors. The Company recognizes these allowances as a reduction in cost of goods sold as the allowances are earned. These allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned.

Self-Insurance
The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. In recent years, the Company and employers within the State of California as a whole have seen significant increases in the severity of workers’ compensation claims. While the Company has factored these increases into its estimates of ultimate loss, no assurance can be given that future events will not require a change in these estimates. The Company discounts its workers’ compensation, automobile and general liability insurance reserves at a discount rate of approximately 7.5%.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Management believes that its inventory turns and inventory controls are sufficient and that reserves are not needed for excess, obsolete or discontinued inventory.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Critical Accounting Policies (contd.)

Investment in Affiliate
The Company owns 50% of Santee Dairies, LLC. The Company is not the controlling stockholder and accordingly accounts for its investment using the equity method of accounting.

Deferred Debt Issuance Costs
Direct costs incurred as a result of financing transactions are capitalized and amortized to expense over the term of the applicable debt agreements.

Deferred Taxes
Although there can be no assurances as to future taxable income of the Company, the Company believes that its expectations of future taxable income, when combined with the income taxes paid in prior years, will be adequate to realize its deferred tax assets.

Phantom Stock Plan
It is the Company’s policy to expense phantom stock units to the extent that they vest and appreciate during the accounting period.

Ownership of the Company
La Cadena is the sole shareholder of the Company and holds all of the shares of the Company’s Class A Common Stock. La Cadena is a California General Partnership whose partners include Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company and a former member of senior management of the Company. Jack H. Brown has a majority interest in La Cadena and is the managing general partner with the power to vote the shares of the Company held by La Cadena.

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

Results of Operations
The following table sets forth certain income statement components expressed as a percent of sales for the fiscal years ended September 24, 2000, September 30, 2001 and September 29, 2002. The fiscal year ended September 30, 2001 was a 53-week year whereas fiscal years ended September 24, 2000 and September 29, 2002 were 52-week years.

	Fiscal Years Ended

	2000	2001	2002

Sales	100.00%	100.00%	100.00%
Gross profit	24.76	25.75	26.58
Operating expenses:
Selling, general and administrative expenses	22.01	22.25	22.81
Depreciation and amortization	1.06	1.13	1.18
Acquisition integration expenses	0.19	—	—
Operating profit	1.50	2.37	2.59
Interest income	0.13	0.13	0.06
Interest expense	(2.22)	(2.04)	(1.98)
Equity in income from unconsolidated affiliate	0.06	0.06	0.11
Other income (expense) net	0.01	—	(0.06)
Income (loss) before income taxes and extraordinary gain	(0.52%)	0.52%	0.72%

Total sales amounted to $2.666 billion in 2002 compared to $2.574 billion in 2001 and $2.418 billion in 2000. Like-store sales increased 5.3% in fiscal 2002, compared to 4.5% (52-week basis) in fiscal 2001 and an increase of 1.9% (before erosion of like-store sales of 0.5% to newly acquired stores) in fiscal 2000. The increase in sales during fiscal 2002 was due to favorable customer response to the Company’s marketing plan and to the addition of a new store in Chino Hills, California. The increase in sales during fiscal 2001was due to favorable customer response to the Company’s marketing plan and to the replacement of one of its stores in San Bernardino, California.

Gross profits increased to $708.8 million or 26.58% of sales in 2002 compared to $662.8 million or 25.75% of sales in 2001 and $598.6 million or 24.76% of sales in 2000. The increase in gross profits, as a percent of sales, during the last three fiscal years was due to the introduction of higher gross margin products achieved through the Company’s merchandising expansion and upgrading programs including significant investments in product display fixtures. The Company adjusts its pricing strategy as necessary to retain its aggressive every day low price marketing position.

Operating expenses include selling, general and administrative expenses, depreciation and amortization and acquisition integration expenses. In fiscal year 2002, selling, general and administrative expenses amounted to $608.3 million or 22.81% of sales compared to $572.8 million or 22.25% of sales in 2001 and $532.1 million or 22.01% of sales in 2000. Selling, general and administrative expenses, as a percentage of sales, for fiscal 2002 increased over fiscal 2001 due primarily to increased payroll related costs resulting primarily from increases in union insurance and direct labor costs. Selling, general and administrative expenses, as a percentage of sales, for fiscal 2001 increased over fiscal 2000 due primarily to increased utility costs resulting from the energy crisis within the State of California.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations (contd.)
Depreciation and amortization expenses amounted to $31.5 million in 2002 compared to $29.1 million in 2001 and $25.6 million in 2000. Depreciation and amortization expense, as a percentage of sales, was 1.18%, 1.13% and 1.06% for fiscal years 2002, 2001 and 2000, respectively. The changes in depreciation expense from year-to-year are due primarily to store additions, remodels and store and warehouse expenditures.

Acquisition integration expenses amounted to $4.6 million in fiscal 2000 and were related to the acquisition of 43 supermarkets acquired from Albertson’s in August 1999. No additional acquisition integration costs were incurred in fiscal 2001 or fiscal 2002 and none are anticipated in the future. Acquisition integration expenses consisted of salaries and wages, uniforms, supplies and non-recurring advertising expenses incurred during the integration of the supermarkets.

Operating profits amounted to $69.0 million or 2.59% of sales in 2002 compared to $61.0 million or 2.37% of sales in 2001 and $36.3 million or 1.50% of sales in 2000.

Interest expense amounted to $52.8 million, $52.4 million and $53.7 million for the 2002, 2001 and 2000 fiscal years, respectively. The increase in interest expense in fiscal 2002 over fiscal 2001 was due primarily to the issuance, in January 2002, of the $20 million 5% Subordinated Note due March 2007. The decrease in interest expense in fiscal 2001 compared to fiscal 2000 was due to the retirement of the remaining $5.0 million of 11% notes in March of 2001 and the early redemption of $11.0 million of 10.75% notes due 2006 in fiscal 2000.

The equity in income from unconsolidated affiliate amounted to $2.9 million in fiscal 2002 compared to $1.6 million in 2001 and $1.5 million in 2000. The increase in income from unconsolidated affiliate in fiscal 2002 over fiscal 2001 is due primarily to the revaluation, by the affiliate, of deferred tax benefits arising from past net operating losses. The effect of the revaluation in fiscal 2002 was an increase of $1.1 million in income from unconsolidated affiliate. Stater Bros. Markets and The Kroger Co. (the “Owners”) are each party to ten-year fluid milk purchasing agreements entered into in July 1997. The agreements require the Owners to each purchase their fluid milk and certain other products, subject to a minimum volume each year equal to approximately 80% of the volume purchased in 1996. Prices under the agreements are calculated to cover Santee’s direct and indirect costs of production, including financing costs. However, recoverable costs by Santee may not include under any circumstance amounts owing solely by reason of acceleration of principal payments under any loan agreement to which Santee is a party.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations (contd.)
Income (loss) before income taxes (benefit) and extraordinary gain amounted to income of $19.3 million in fiscal 2002, compared to $13.3 million in fiscal 2001 and a $12.7 million loss in fiscal 2000.

Income (loss) before extraordinary gain amounted to income of $11.8 million in 2002, compared to $7.8 million in 2000 and a $7.3 million loss in 2000.

Extraordinary gain in fiscal 2000 amounted to $1.1 million ($1.9 million less tax effect) from early extinguishment of $11.0 million of 10.75% Senior Notes due 2006.

Net income, for fiscal 2002, amounted to $11.8 million, compared to $7.8 million in fiscal 2001 and a net loss of $6.2 million in fiscal year 2000.

Liquidity and Capital Resources
The Company has historically funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended, became effective August 6, 1999 and expires in March 2003 and consists of a revolving loan facility for working capital of $50.0 million, and a letter of credit facility with a maximum availability of $25.0 million. The credit agreement was amended December 13, 2001, to include a $15.0 million letter of credit sublimit. As of September 29, 2002, the Company had $29.4 million of outstanding letters of credit and had $45.6 million available under the revolving loan facility. As of September 29, 2002, and for the fifty-two weeks then ended, the Company had no outstanding balances and had not drawn down on the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements and to secure certain rent obligations.

The Company had no short-term borrowings outstanding at the end of fiscal years 2002, 2001 and 2000, and the Company did not incur short-term borrowings during fiscal years 2002, 2001 and 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Liquidity and Capital Resources (contd.)
The following table sets forth the Company’s contractual cash obligations and commercial commitments as of September 29, 2002.

	Contractual Cash Obligations (In thousands)

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

10.75% Senior Notes due August 2006
Principal	$438,750	$—	$—	$438,750	$—
Interest	184,732	47,166	94,331	43,235	—

	623,482	47,166	94,331	481,985	—
5.0% Subordinated Note due March 2007
Principal	20,000	—	—	20,000	—
Interest	4,500	1,000	2,000	1,500	—

	24,500	1,000	2,000	21,500	—
Capital Lease Obligations (1)
Principal	12,098	1,117	1,986	1,751	7,244
Interest	11,553	1,896	3,248	2,613	3,796

	23,651	3,013	5,234	4,364	11,040
Operating Leases (1)	216,563	29,507	50,931	42,794	93,331

Total Contractual Cash Obligations	$888,196	$80,686	$152,496	$550,643	$104,371

	Other Commercial Commitments (In thousands)

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letters of Credit (2)	$29,357	$29,357	$—	$—	$—

Total Other Commercial Commitments	$29,357	$29,357	$—	$—	$—

(1)	The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain leases provide for additional rents based on sales. Primary lease terms range from 10 to 99 years and substantially all leases provide for renewal options.

(2)	Standby letters of credit are committed as security for workers’ compensation obligations and as security for current rent obligations. Outstanding letters of credit expire between December 12, 2002 and December 31, 2002.

Item 7.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations (contd.)

Liquidity and Capital Resources (contd.)
Working capital amounted to $123.5 million at September 29, 2002, $124.3 million at September 30, 2001 and $111.8 million at September 24, 2000. The Company’s current ratios were 1.64:1, 1.64:1 and 1.63:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Net cash provided by operating activities amounted to $51.2 million in 2002, $79.4 million in 2001 and $15.4 million in 2000. Fluctuations in operating assets and liabilities are not unusual in the industry. The change in cash provided by operating activities in fiscal 2002 compared to fiscal 2001 was due to normal operations. Cash provided by operating activities in fiscal 2002 consisted primarily of depreciation and amortization, increases in accrued liabilities and self-insurance reserves and decreases in receivables and other assets offset by increases in income tax receivables and inventories and decreases in accounts payable. The change in cash provided by operating activity in fiscal 2001 compared to fiscal 2000 was due primarily to changes from normal operations and the termination of a lease guarantee escrow account. Cash provided from operating activities in fiscal 2001 consisted primarily of depreciation and amortization, increases in accrued liabilities and self-insurance reserves, increases in accounts payable and the termination of a lease guarantee escrow account.

Net cash used in financing activities in fiscal 2002 amounted to $31.2 million and consisted of the redemption of 11,699 shares of the Company’s stock previously held by La Cadena, for $20.0 million in cash and the issuance of a $20.0 million subordinated note, which bears interest at a rate of 5.0% per annum, payable semi-annually; $4.5 million for the payment of a dividend to La Cadena; and fees of approximately $5.0 million for the consent of the holders of its 10.75% Senior Notes and fees and expenses of the transaction, including a $500,000 financial advisory service fee to La Cadena. The Company redeemed $250,000 of its 10.75% Senior Notes due 2006 for $250,000 plus accrued interest. These Notes were restricted and unregistered. The remaining financial activities in the current year were for principal payment on capital lease obligations. Net cash used in financing activities during fiscal 2001 amounted to $7.1 million and consisted of the retirement of the remaining $5.0 million of 11% notes that matured in March 2001 and payment on capital lease obligations. Net cash used in financing activities during fiscal 2000 amounted to $10.7 million and consisted of funds of $8.7 million used to retire $11.0 million of 10.75% Senior Notes due 2006 and principal payment on capital lease obligations of $1.9 million.

Net cash used in investing activities in fiscal 2002 amounted to $40.5 million and consisted primarily of the purchase of property and equipment of $40.7 million. Net cash used in investing activities in fiscal 2001 amounted to $33.2 million and consisted primarily of the purchase of property and equipment of $33.5 million. Net cash used in investing activities during fiscal 2000 amounted to $35.4 million and consisted primarily of the purchase of property and equipment of $38.2 million which included approximately $21.8 million to fund projects related to the acquisition of the 43 supermarkets and related warehouse expansion. Additional capital expenditures were used to acquire land for a store site as well as fund normal maintenance capital expenditures. Proceeds from the sale of assets in fiscal 2000 amounted to $2.8 million and consisted primarily from the sale of a store site in Colton, California. The Colton store site was leased backed by the Company under an operating lease.

Item 7.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations (contd.)

Liquidity and Capital Resources (contd.)
Management believes that cash capital expenditures for fiscal 2003 will be approximately $50.5 million.

Management believes that operating cash flow, supplemented by capital expenditures financed through capital and operating leases, will be sufficient to meet the Company’s currently identified operating needs and scheduled capital expenditures. However, there can be no assurance that such lease financings will be available to the Company in the future.

The Company operated 156 supermarkets at September 29, 2002, and 155 supermarkets at September 30, 2001 and September 24, 2000.

The Company’s supermarkets had approximately 5.2 million total square feet at September 29, 2002 and approximately 5.1 million total square feet at September 30, 2001 and September 24, 2000.

      Credit Facilities
The Company’s principal operating subsidiary, Stater Bros. Markets, signed a credit facility with Bank of America N.A. on August 6, 1999. The credit facility, as amended December 13, 2001, provides for (i) a $50.0 million three-year revolving loan facility and (ii) a $25.0 million three-year letter of credit facility and (iii) a “Revolving Loan Commitment L/C Sublimit” which is defined as an amount equal to the lesser of (a) the Revolving Loan Commitment and (b) $15,000,000. The Revolving Loan Commitment L/C Sublimit is part of, and not in addition to, the Revolving Loan Commitment. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support the purchase of inventory, obligations incurred in connection with the construction of stores, workers’ compensation insurance obligations and security for certain rent obligations.

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

Loans under the credit facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the rate of interest publicly announced by Bank of America as its “reference rate”), plus 1.00%, or (ii) the “Offshore Rate” (defined as the average British Bankers Association Interest Settlement Rate for deposits in dollars, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 2.25%. For Offshore Rate Loans, the Offshore Rate will be applied in consecutive periods of the earlier of (a) the maturity date of the loan or (b) periods, as selected by Stater Bros. Markets of one, two, three or six months.

The revolving loan facility, as amended January 18, 2002, will cease to be available and will be payable in full on March 31, 2003. Letters of credit under the credit facility can be issued until March 31, 2004. The loans under the revolving loan facility must be repaid for a period of ten consecutive days semi-annually.

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

Availability of the loans and letters of credit under the credit facility is subject to a monthly borrowing base test based on inventory. The credit facility requires Stater Bros. Markets to meet certain financial tests, including minimum net worth and minimum EBITDA tests. The credit facility contains covenants which, among other things, will limit indebtedness, liens, guarantee obligations, mergers, consolidations, liquidations and dissolutions, asset sales, leases, investments, loans and advances, transactions with affiliates, sale and leaseback, other matters customarily restricted in such agreements and modifications to the holding company status of the Company.

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

As of September 29, 2002, for purposes of the credit facility with Bank of America, the Company was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $64.3 million and exceeded minimum inventory coverage by approximately $49.6 million. The minimum EBITDA (as defined) covenant measurement period began (as amended) in the quarter ending June 25, 2000, and requires an annualized minimum EBITDA, as amended January 18, 2002, of $85.0 million. As of September 29, 2002, Stater Bros. Markets exceeded minimum annualized EBITDA by approximately $18.5 million.

As of September 29, 2002, for purposes of the credit facility with Bank of America, the Company was in compliance with all restrictive covenants.

The Company is also subject to certain covenants associated with its 10.75% Senior Notes due 2006. As of September 29, 2002, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

Item 7.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations (contd.)

Liquidity and Capital Resources (contd.)
      Labor Relations
The Company and other major supermarket employers in Southern California negotiated a four-year contract, beginning October 1999 and expiring in October 2003, with the United Food and Commercial Workers Union. The Company’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in September 2002 and expires in September 2005. Management believes it has good relations with its employees.

Recent Accounting Pronouncements
During the Company’s fiscal 2002, the Financial Accounting Standards Board (“FASB”) issued or required the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, No. 143, No. 145 and No. 146. Adoption of SFAS No. 142, No. 143, No. 145 and No. 146 were either not applicable to the Company or were adopted by the Company in its fiscal 2002 and did not have a material effect on the Company’s financial position or its results of operations in fiscal 2002. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for the Company beginning September 30, 2002, and the Company is evaluating the impact, if any, that the implementation will have on the financial statements.

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

Name	Age	Position

Jack H. Brown	63	Chairman of the Board, President and Chief Executive Officer
Donald I. Baker	61	Executive Vice President and Chief Operating Officer
Phillip J. Smith	55	Senior Vice President and Chief Financial Officer
Dennis L. McIntyre	42	Group Senior Vice President of Marketing
James W. Lee	51	Group Senior Vice President of Retail Operations
Edward A. Stater	51	Senior Vice President of Retail Operations
Bruce D. Varner	66	Director and Secretary
Thomas W. Field, Jr.	68	Vice Chairman of the Board of Directors
C. Dale Warman	73	Director

Background of Directors and Executive Officers
     Jack H. Brown has been President and Chief Executive Officer of the Company since June 1981 and Chairman of the Board since 1986. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 50 years. Mr. Brown has a majority interest and is the managing general partner of La Cadena.

     Donald I. Baker has been Executive Vice President and Chief Operating Officer since November 2001 and Executive Vice President of the Company since October 1998. Mr. Baker joined the Company in November 1983 as Vice President-Warehouse and Transportation and was Group Senior Vice President-Administration from July 1996 to October 1998. From July 1992 to July 1996, Mr. Baker was Group Senior Vice President-Human Resources and Distribution. From August 1986 to July 1992, Mr. Baker was Senior Vice President-Human Resources and Distribution. Mr. Baker has approximately 36 years of experience in the supermarket industry. Prior to joining the Company, Mr. Baker was employed by American Community Stores Corporation, Inc., a subsidiary of Cullum Companies, Inc., a publicly held corporation, from 1972 to 1983 in various capacities including Vice President of Retail Operations, and was also employed by The Kroger Co. from 1966 to 1972.

Item 10.	Directors and Executive Officers of the Registrant (contd.)

Background of Directors and Executive Officers (contd.)
     Phillip J. Smith has been Senior Vice President and Chief Financial Officer since November 2000, and was Vice President and Controller from April 1998 until November 2000. Mr. Smith joined the Company in 1987 as Controller. Mr. Smith has approximately 27 years experience in the supermarket industry. Prior to joining the Company, Mr. Smith was employed by Market Basket Foodstores as Vice President and Chief Financial Officer from 1985 to 1987. From 1975 until 1985, Mr. Smith was employed by various divisions of Cullum Companies, Inc., a publicly held corporation, in various financial capacities.

     Dennis L. McIntyre has been Group Senior Vice President of Marketing since August 2002. Mr. McIntyre has served the Company for 24 years in various capacities including Courtesy Clerk, Assistant Manager, Buyer, Assistance Vice President of Marketing from 1994 until 1999, Vice President of Marketing from 1999 to 2000 and Senior Vice President of Marketing from 2000 to 2002.

     James W. Lee joined the Company in August 2002 as Group Senior Vice President of Retail Operations. Mr. Lee has over 30 years experience in the supermarket industry. Prior to joining the Company, Mr. Lee was with Wild Oats Markets, Inc. between 1997 and 2001 as Chief Operating Officer. Mr. Lee was employed in various operating capacities with Ralphs Grocery Company, a division of Kroger Co., from 1972 until 1996.

     Edward A. Stater has been Senior Vice President of Retail Operations since April 2000. Mr. Stater has served the Company for 34 years in various capacities including Clerk, Produce Buyer, Assistant Warehouse Supervisor, New Store Set-up Manager, Grocery Supervisor, District Manager and Regional Vice President from 1986 until 2000.

     Bruce D. Varner has been a Director of Stater Bros. Markets since September 1985 and a Director of Stater Bros. Holdings Inc. since May 1989. Since February 1997, Mr. Varner has been a partner in the law firm of Varner, Saleson & Brandt LLP. From 1967 to February 1997, Mr. Varner was a partner in the law firm of Gresham, Varner, Savage, Nolan & Tilden. Mr. Varner specializes in business and corporate matters. Mr. Varner and the law firm of Varner, Saleson & Brandt LLP have performed legal services in the past for the Company and the Company expects such services to continue in the future.

     Thomas W. Field, Jr. has been Vice Chairman of the Board of Directors of the Company since May 1998 and a Director of the Company since 1994. He has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field was President of American Stores Company from 1981 to 1984 and was President of Alpha Beta Company from 1976 to 1984. Mr. Field was a Director of American Stores Company from 1979 to 1984. Mr. Field is a nationally recognized and highly regarded supermarket executive. Mr. Field has held various positions in the Supermarket Industry for over 43 years and serves as a Director for several companies including, Campbell Soup Company and Maxicare.

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

The following table summarizes the compensation for services rendered during the prior three fiscal years paid to the CEO and the four most highly compensated executive officers other than the CEO of the Company:

	Annual Compensation

Name and Principal Position	Year	Salary	Bonuses (4) (5)	Other Annual Compensation	All Other Compensation (1)(2)(3)

Jack H. Brown	2002	$1,188,000	$—	$—	$51,500
Chairman, President and	2001	$1,128,000	$1,400,000	$—	$52,161
Chief Executive Officer	2000	$1,044,000	$2,995,000	$—	$52,378

Donald I. Baker	2002	$473,000	$—	$—	$—
Executive Vice President	2001	$412,000	$225,000	$—	$1,661
and Chief Operating Officer	2000	$360,000	$175,000	$—	$1,378

Phillip J. Smith	2002	$202,000	$—	$—	$—
Senior Vice President and	2001	$187,000	$90,000	$—	$1,661
Chief Financial Officer	2000	$150,000	$70,000	$—	$1,378

Dennis L. McIntyre	2002	$192,000	$—	$—	$—
Group Senior Vice	2001	$173,000	$55,000	$—	$1,661
President of Marketing	2000	$143,000	$40,000	$—	$1,378

Edward A. Stater	2002	$182,000	$—	$—	$—
Senior Vice President	2001	$167,000	$50,000	$—	$1,661
of Retail Operations	2000	$140,000	$35,000	$—	$1,376

(1)	The dollar value of perquisites and other personal benefits, if any, for each of the Named Executive Officers was less than the reporting thresholds established by the Securities and Exchange Commission.

(2)	Amounts shown for the Named Executive Officers represent the Company’s contributions to the Company’s Profit Sharing Plan, a defined contribution plan, for the account of each Named Executive Officer. Plan participants become fully vested in the plan after seven years of service.

(3)	Includes Mr. Brown’s Director Fees for 2000, 2001 and 2002, which amounted to $51,000, $50,500, and $51,500, respectively.

(4)	The Board of Directors of Stater Bros. Holdings Inc. unanimously awarded Mr. Brown a one-time bonus in 2000 for successful integration of the 43 acquired supermarkets.

(5)	Annual Bonuses to be paid to the Named Executive Officers for fiscal 2002 had neither been calculated nor awarded as of December 10, 2002, the latest practical date.

Stock Options and SARs

None

Item 11.	Executive Compensation (contd.)

Pension Plan
The Company’s Pension Plan for Salaried Employees (the “Pension Plan”) is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee’s compensation for each year up to the social security wage base, plus 2.15 percent of the employee’s compensation for each year in excess of the social security wage base. The Named Executive Officers have the following years of credited service under the Pension Plan as of September 29, 2002: Jack H. Brown - 21 years, Donald I. Baker - 19 years, Phillip J. Smith - 15 years, Dennis L. McIntyre - 24 years and Edward A. Stater - 34 years.

The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with the Company. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 2002 retirees with ten or more years of service at retirement is $160,000. The maximum annual compensation that may be considered for 2002 retirees is $200,000.

	Pension Plan Table Years of Service

Remuneration	15	20	25	30	35

$50,000	$5,625	$7,500	$9,375	$11,250	$13,125
75,000	13,163	17,550	21,938	26,325	30,713
100,000	21,225	28,300	35,375	42,450	49,525
125,000	29,288	39,050	48,813	58,575	68,338
150,000	37,350	49,800	62,250	74,700	87,150
175,000	45,413	60,550	75,688	90,825	105,963
200,000	53,475	71,300	89,125	106,950	124,775

Compensation of Directors
Directors of the Company are paid an annual fee of $50,000 plus $500 for each board meeting attended.

Employment and Severance Agreements
In June of 2000, the Company’s principal operating subsidiary, Stater Bros. Markets, entered into Employment Agreements with Messrs. Brown, Baker, Smith, McIntyre and Stater. Under each of the Agreements, the employee is employed to serve as an officer of the Company and with certain exceptions the Agreements prohibits the employee from employment in any other business except for a parent or subsidiary of the Company. Each of the Agreements may be terminated by the Company with cause and by either party without cause upon ninety (90) days written notice. If the employment is terminated without cause, the Employee’s compensation continues through the expiration of the term of the Agreement then in effect except in the event of termination of

Item 11.	Executive Compensation (contd.)

Employment and Severance Agreements (contd.)
any of the Agreements of Messrs. Baker, Smith, McIntyre and Stater by Mr. Brown or by the Board of Directors with the consent of Mr. Brown. If the employee is terminated as a result of a change of control, he is entitled to receive all salary and benefits provided under the Agreement for the original term notwithstanding termination of his employment. Each Agreement provides for annual base compensation at the employee’s current level with annual increases plus employee benefits and incentive bonus calculated in accordance with a formula based on the Company’s earnings. Mr. Brown’s Agreement has an original term of five (5) years which is automatically renewed on July 1 of each year for a five (5) year term unless ninety (90) days notice of termination is given by either party. Mr. Baker’s Agreement has an original term of four (4) years and unless sooner terminated is renewed automatically through April 20, 2006, the date of Mr. Baker’s sixty-fifth (65th) birthday, the Company’s normal retirement age. Mr. Smith’s, Mr. McIntyre’s and Mr. Stater’s Agreements have an original term of three (3) years, which is automatically renewed for an additional term of three (3) years unless sooner terminated.

In addition, the Company’s operating entity, Stater Bros. Markets has entered into employment contracts with 42 additional current members of Senior Management.

The Company’s severance policies generally provide for two weeks of severance pay to full-time, non-bargaining unit employees for every year of service to the Company, up to a maximum of twelve weeks.

Phantom Stock Plan
The Company maintains a phantom stock plan to provide additional incentive compensation to certain executives of Stater Bros. Markets whose performance is considered especially critical to the Company’s business. Under the plan, grants may be made by the Compensation Committee and Board of Directors to persons recommended by the Chairman of the Board or Chief Executive Officer. Existing stockholders and partners of La Cadena are not eligible to receive awards. Awards under the plan are for units that have an assigned value. The value of the units awarded under the plan will increase or decrease in accordance with net profits of the Company. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of the Company; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as the Company may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any unvested awards under the plan will terminate and no payment will be made thereunder. As of September 30, 2001 and September 29, 2002, there were 663,000 and 668,000 units outstanding, respectively.

Payments pursuant to units awarded under the plan are based upon the value of a unit at the date of retirement, permanent total disability or death, except that if such date occurs within two years of the grant the amount of payment, per unit, is limited to the appreciated value of the units during the period. Upon a change of control, the payment on all units is equal to the full value of the units.

Item 12.	Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth, as of December 2, 2002, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by (a) each person known by the Company to beneficially own more than 5% of such stock, (b) each director of the Company, (c) each of the Named Executive Officers, and (d) all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner	Shares of Class A Common Stock Beneficially Owned	Percentage of Class A Common Stock Outstanding

La Cadena (1)	38,301	100%
Jack H. Brown (1)(2)	38,301	100%
Richard C. Moseley (1)(2)	38,301	100%
Donald I. Baker (2)	—	—
Phillip J. Smith (2)	—	—
Dennis L. McIntyre (2)	—	—
James W. Lee (2)	—	—
Edward A. Stater (2)	—	—
Bruce D. Varner (2)	—	—
Thomas W. Field, Jr. (2)	—	—
C. Dale Warman (2)	—	—
All directors and executive officers as a group (9 persons) (1)	38,301	100%

(1)	The 38,301 outstanding shares of the Company’s Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partners of La Cadena. The general partners of La Cadena are Jack H. Brown and Richard C. Moseley. Mr. Brown has the majority interest and is the managing general partner of La Cadena and has the power to vote the shares of the Company owned by La Cadena on all matters. Certain La Cadena issues, such as the disposition of such shares of the Company, may require approval of 60% of the voting power of La Cadena. Accordingly, Messrs. Brown and Moseley may be deemed to have shared voting power or shared investment power with respect to the shares owned by La Cadena, and such individuals therefore may be deemed to be the beneficial owners thereof. The address of La Cadena is 3750 University Avenue, Suite 610, Riverside, California 92501.

(2)	The address of Messrs. Brown, Moseley, Baker, Smith, McIntyre, Lee, Stater, Varner, Field and Warman is c/o the Company at 21700 Barton Road, Colton, California 92324.

Change of Control Arrangements

None

Item 13.	Certain Relationships and Related Transactions

Mr. Bruce D. Varner and the law firm of Varner, Saleson & Brandt LLP, of which Mr. Varner is a partner, have performed legal services in the past for the Company. The total cost of such legal services incurred by the Company during fiscal 2002 was approximately $1.9 million. The Company believes that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner, Saleson & Brandt LLP were at least as fair to the Company as could have been obtained from unaffiliated law firms. The Company expects such services to continue in the future.

In August 1999, in connection with the $450.0 million debt offering, the redemption of all outstanding 9% Notes and substantially all outstanding 11% Notes and the acquisition of 43 supermarkets and one future store site from Albertson’s, the Company retained La Cadena to provide financial advisory services for a fee of $4.5 million.

Effective January 2002, the Company redeemed 11,699 shares of the Company’s stock previously held by La Cadena and made a cash payment of $20.0 million and executed a $20.0 million subordinated note due March 31, 2007 to Mr. H. Harrison Lightfoot, a former partner of La Cadena. The subordinated note bears interest at a rate of 5.0% per annum, payable semi-annually. Effective February 2002, the Company paid a $4.5 million dividend and a $500,000 financial advisory service fee to La Cadena.

The 38,301 outstanding shares of the Company’s Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partners of La Cadena. The general partners of La Cadena are Jack H. Brown and Richard C. Moseley. Mr. Brown has a majority interest and is the managing general partner. Mr. Brown is a director of the Company and a Named Executive Officer of the Company. Mr. Brown has the power to vote the shares of the Company owned by La Cadena, except with respect to certain fundamental corporate changes of the Company, including the disposition of such shares. Accordingly, Messrs. Brown and Moseley may be deemed to have shared voting power with respect to shares of the Company owned by La Cadena. Mr. Moseley served the Company for over 44 years in many executive capacities, most recently and from September 1995 until his retirement from the Company in January 1996, Mr. Moseley served as Executive Vice President of the Company.

Item 14.	Controls and Procedures

Within the past 90 days, we carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-K. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken with respect to those controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
and Reports on Form 8-K

(a)	Document list

	(1)	Financial Statements
See Financial Statement Index included in Item 8 of Part II of this Form 10-K.

	(2)	Financial Statement Schedules
The Financial Statement Schedules required by Item 15(d) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore, have been omitted.

	(3)	Exhibits
Exhibits as required by Item 15(c) are as follows:

EXHIBIT NO.		DESCRIPTION

1	(5)	Purchase Agreement dated August 6, 1999 by and between Stater Bros. and Banc of America Securities LLC.

2.1	(5)	Asset Purchase Agreement dated as of May 7, 1999, by and between Albertson’s Inc., Stater Bros. Markets and Stater Bros.

3.1	(1)	Certificate of Incorporation of the Company.

3.2	(1)	By-Laws of the Company.

4.2	(4)	First Supplemental Indenture between the Company and IBJ Schroder Bank & Trust Company, as Trustee, for $165,000,000 11% Senior Notes due 2001, dated as of July 22, 1997 (the “First Supplemental Indenture”).

4.6	(5)	Indenture dated as of August 6, 1999, between Stater Bros. and IBJ Whitehall Bank & Trust Company.

4.7	(5)	Registration Rights Agreement dated as of August 6, 1999, by and between Stater Bros. and Banc of America Securities, LLC.

4.8	(5)	Second Supplemental Indenture dated as of July 16, 1999 between Stater Bros. and IBJ Whitehall Bank & Trust Company, for the securities issued under the indenture dated as of March 8, 1994, as amended by the First Supplemental

5.0	(5)	Opinion of Gibson, Dunn & Crutcher LLP

10.1	(1)	Reclassification Agreement dated September 3, 1993, by and among the Company, Craig and La Cadena.

Item 15.	Exhibits, Financial Statement Schedules
and Reports on Form 8-K (contd.)

(a)	(3)	Exhibits (contd.)

EXHIBIT NO.			DESCRIPTION

10.2		(1)	Amendment to Reclassification Agreement, dated January 12, 1994, by and among the Company, Craig and La Cadena.

10.3		(1)	Agreement of Stockholders dated May 10, 1989, by and among the Company, Craig and La Cadena.

10.4		(1)	Amendment to Agreement of Stockholders dated September 3, 1993, by and among the Company, Craig, Craig Management, Inc. (“CMI”) and La Cadena.

10.5		(1)	Option Agreement dated September 3, 1993, by and between the Company and Craig.

10.6		(1)	Amendment to Option Agreement dated January 12, 1994, by and between the Company and Craig.

10.7		(1)	Consulting Agreement dated September 3, 1993, by and between the Company, Craig and CMI.

10.8		(1)	Letter Agreement regarding Consulting Agreement, dated March 8,1994, by and between the Company, Craig and CMI.

10.9		(1)	Second Amended and Restated Stock Agreement dated January 12, 1994, by and among the Company, Craig, CMI, La Cadena and James J. Cotter.

10.10		(1)	Security Agreement dated March 8, 1994, by and between the Company and Craig.

10.12		(1)	Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association.

10.12	(a)	(2)	Amendment dated June 23, 1995 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association.

10.12	(b)	(3)	Amendment dated July 22, 1996 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association.

10.12	(c)	(5)	Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. and Bank of America, N.A.

10.13		(1)	Continuing Guaranty dated March 8, 1994, of Stater Bros. Development, Inc. in favor of Bank of America Trust and Savings Association.

10.15		(1)	Subordination Agreement dated March 8, 1994, by and among the Company, Stater Bros. Markets and Bank of America Trust and Savings Association.

Item 15.	Exhibits, Financial Statement Schedules
and Reports on Form 8-K (contd.)

(a)	(3)	Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION

10.16	(1)	Amended and Restated Sublease Agreement dated June 1, 1983, between Wren Leasing Corp., as Lessor, and Stater Bros. Markets, as Lessee.

10.17	(1)	Preferred Stock Agreement dated March 22, 1983, between Stater Bros. Markets and Petrolane Incorporated.

10.18	(1)	Escrow Agreement dated September 19, 1985, by and among Stater Bros. Markets, Petrolane Incorporated and First Interstate Bank of California.

10.19	(5)	Dealer Manager Agreement dated as of July 1, 1999, by and between Stater Bros. and Banc of America Securities LLC.

10.20	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Jack H. Brown.

10.21.1	(7)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and Donald I. Baker.

10.22.1	(7)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and A. Gayle Paden.

10.23	(7)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and H. Harrison Lightfoot.

10.24	(7)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Phillip J. Smith

10.25	(7)	Stater Bros. Holdings Inc. Phantom Stock Plan

10.26	(8)	First Amendment dated September 15, 2000 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.27	(8)	Second Amendment dated December 13, 2001 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.28	(8)	Third Amendment dated January 18, 2002 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.29	(8)	Subordinated Note for $20,000,000 dated January 22, 2002 between the Company and H. Harrison Lightfoot with an interest rate of 5% due March 31, 2007.

10.30	(9)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Dennis L. McIntyre.

10.31	(9)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Edward A. Stater.

10.32	(9)	Employment contract dated August 1, 2002 by and between Stater Bros. Markets and James W. Lee.

12	(9)	Computation of ratio of earnings to fixed charges.

Item 15.	Exhibits, Financial Statement Schedules
and Reports on Form 8-K (contd.)

(a)	(3)	Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION

21	(1)	Subsidiaries of the Company.

24	(5)	Powers of Attorney (included on signature pages of this Registration Statement on Form S-4)

25	(5)	Form T-1 Statement of Eligibility and Qualification of IBJ Whitehall Bank & Trust Company, as Trustee.

99.3	(9)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 25, 1995 and filed on August 8, 1995.

(3)	Previously filed with the Securities and Exchange Commission as exhibit 10.12(b) with the Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(4)	Previously filed with the Securities and Exchange Commission as exhibits to the Registration Statement S-4, No. 333-34113 dated October 17, 1997.

(5)	Previously filed with the Securities and Exchange Commission as exhibits to the Registration Statement S-4, No. 333-85723 dated September 13, 1999.

(6)	Previously filed with the Securities and Exchange Commission as exhibits to Registrant’s Quarterly Report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000.

(7)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000.

(8)	Previously filed with the Securities and Exchange Commission as exhibits to the Registrant’s Quarterly Report on Form 10-Q dated December 31, 2001.

(9)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

Copies of Exhibits listed herein can be obtained by writing and requesting such Exhibits from: Corporate Secretary, P. O. Box 150, Colton, California 92324.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated August 13, 2002.

STATER BROS. HOLDINGS INC.
FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2002
FORM 10-K

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 19, 2002	Stater Bros. Holdings Inc.

Date

By: /s/ Jack H. Brown

Jack H. Brown
Chairman of the Board, President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	Jack H. Brown	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2002

Jack H. Brown

/s/	Thomas W. Field, Jr.	Vice Chairman of the Board and Director	December 19, 2002

Thomas W. Field, Jr.

/s/	Bruce D. Varner	Secretary and Director	December 19, 2002

Bruce D. Varner

/s/	C. Dale Warman	Director	December 19, 2002

C. Dale Warman

/s/	Phillip J. Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 19, 2002

Phillip J. Smith

CERTIFICATION PURSUANT TO
SECTION 302 (a) OF THE SARBANES-OXLEY ACT

I, Jack H. Brown, certify that:

1.     I have reviewed this annual report on Form 10-K of Stater Bros. Holdings Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material , that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002

/s/ Jack H. Brown

Jack H. Brown
Chairman of the Board, President,
and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION PURSUANT TO
SECTION 302 (a) OF THE SARBANES-OXLEY ACT

I, Phillip J. Smith, certify that:

1.     I have reviewed this annual report on Form 10-K of Stater Bros. Holdings Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002

/s/ Phillip J. Smith

Phillip J. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Stater Bros. Holdings Inc.

     We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. and subsidiaries as of September 24, 2000, September 30, 2001 and September 29, 2002, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the 52-week periods ended September 24, 2000 and September 29, 2002 and the 53-week period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. and subsidiaries as of September 24, 2000, September 30, 2001 and September 29, 2002, and the consolidated results of their operations and their cash flows for the 52-week periods ended September 24, 2000 and September 29, 2002 and the 53-week period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Orange County, California
December 2, 2002

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	Sept. 24,	Sept. 30,	Sept. 29,
	2000	2001	2002

Current assets
Cash and cash equivalents	$62,631	$101,636	$81,043
Lease guarantee escrow	13,180	—	—
Receivables	28,181	29,894	26,500
Income tax receivables	263	358	7,061
Inventories	165,332	170,189	175,404
Prepaid expenses	5,337	6,743	7,860
Deferred income taxes	10,776	6,634	15,281
Properties held for sale	3,863	3,840	3,817

Total current assets	289,563	319,294	316,966
Investment in unconsolidated affiliate	11,082	12,666	15,580
Property and equipment
Land	47,574	47,574	47,574
Buildings and improvements	169,584	181,641	190,886
Store fixtures and equipment	172,465	190,581	212,741
Property subject to capital leases	25,261	24,670	24,670

	414,884	444,466	475,871
Less accumulated depreciation and amortization	144,370	169,979	193,872

	270,514	274,487	281,999
Deferred income taxes	3,676	4,897	—
Deferred debt issuance costs, net	14,569	12,042	13,936
Other assets	5,884	5,908	5,649

	24,129	22,847	19,585

Total assets	$595,288	$629,294	$634,130

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	Sept. 24,	Sept. 30,	Sept. 29,
	2000	2001	2002

Current liabilities
Accounts payable	$100,777	$107,485	$104,166
Accrued payroll and related expenses	35,385	41,737	41,567
Other accrued liabilities	34,637	44,340	46,656
Current portion of capital lease obligations and long-term debt	6,994	1,435	1,117

Total current liabilities	177,793	194,997	193,506
Deferred income taxes, long-term	—	—	6,500
Long-term debt, less current portion	439,000	439,000	458,750
Capital lease obligations, less current portion	13,679	12,098	10,981
Long-term portion of self-insurance and other reserves	9,875	15,852	23,855
Other long-term liabilities	4,195	8,756	14,659

Total liabilities	644,542	670,703	708,251
Stockholders’ deficit
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0 in 2000, 2001 and 2002	—	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 50,000 in 2000 and 2001; 38,301 in 2002	1	1	—
Additional paid-in capital	12,715	12,715	9,740
Retained deficit	(61,970)	(54,125)	(83,861)

Total stockholders’ deficit	(49,254)	(41,409)	(74,121)

Total liabilities and stockholders’ deficit	$595,288	$629,294	$634,130

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)

	Fiscal Year Ended

	Sept. 24,	Sept. 30,	Sept. 29,
	2000	2001	2002

Sales	$2,417,710	$2,573,913	$2,666,346
Cost of goods sold	1,819,068	1,911,065	1,957,526

Gross profit	598,642	662,848	708,820
Operating expenses:
Selling, general and administrative expenses	532,147	572,815	608,289
Depreciation and amortization	25,580	29,061	31,493
Acquisition integration expenses	4,594	—	—

Total operating expenses	562,321	601,876	639,782

Operating profit	36,321	60,972	69,038
Interest income	3,244	3,409	1,721
Interest expense	(53,680)	(52,410)	(52,814)
Equity in income from unconsolidated affiliate	1,483	1,584	2,914
Other expenses - net	(27)	(258)	(1,579)

Income (loss) before income taxes (benefit) and extraordinary gain	(12,659)	13,297	19,280
Income taxes (benefit)	(5,369)	5,452	7,491

Income (loss) before extraordinary gain	(7,290)	7,845	11,789
Extraordinary gain, net of tax effect of $773 in 2000	1,123	—	—

Net income (loss)	$(6,167)	$7,845	$11,789

Earnings (loss) per common share:
Before extraordinary gain	(145.80)	156.90	280.92
Extraordinary gain	22.46	—	—

Earnings (loss) per common share	$(123.34)	$156.90	$280.92

Average common shares outstanding	50,000	50,000	41,965

Common shares outstanding at end of year	50,000	50,000	38,301

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended

	Sept. 24,	Sept. 30,	Sept. 29,
	2000	2001	2002

Operating activities:
Net income (loss)	$(6,167)	$7,845	$11,789
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain	(1,123)	—	—
Depreciation and amortization	25,580	29,061	31,493
Deferred income taxes	(6,632)	2,921	2,750
Loss on disposals of assets	29	258	1,579
Net undistributed income in unconsolidated affiliate	(1,483)	(1,584)	(2,914)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	115	(1,713)	3,394
(Increase) decrease in income tax receivables	4,906	(95)	(6,703)
Increase in inventories	(9,971)	(4,857)	(5,215)
(Increase) decrease in prepaid expenses	563	(1,427)	(1,136)
(Increase) decrease in other assets	(11)	15,683	3,398
Increase (decrease) in accounts payable	3,608	6,708	(3,319)
Increase in accrued liabilities and long-term portion of self-insurance reserves	5,971	26,593	16,052

Net cash provided by operating activities	15,385	79,393	51,168

Financing activities:
Debt issuance costs	—	—	(5,033)
Stock redemption	—	—	(20,000)
Dividends paid	—	—	(4,500)
Principal payments on long-term debt	(8,720)	(5,048)	(250)
Principal payments on capital lease obligations	(1,944)	(2,092)	(1,435)

Net cash used in financing activities	(10,664)	(7,140)	(31,218)

Investing activities:
Purchase of property and equipment	(38,203)	(33,499)	(40,722)
Proceeds from sale of property and equipment and properties held for sale	2,761	251	179

Net cash used in investing activities	(35,442)	(33,248)	(40,543)

Net increase (decrease) in cash and cash equivalents	(30,721)	39,005	(20,593)
Cash and cash equivalents at beginning of year	93,352	62,631	101,636

Cash and cash equivalents at end of year	$62,631	$101,636	$81,043

Interest paid	$52,520	$49,848	$49,927

Income taxes paid	$—	$2,890	$11,443

See accompanying notes to consolidated financial statements

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

		Class A	Additional
	Common	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit

Balance at September 26, 1999	$—	$1	$12,715	$(55,803)
Net loss for 52 weeks ended September 24, 2000	—	—	—	(6,167)

Balances at September 24, 2000	—	1	12,715	(61,970)
Net income for 53 weeks ended September 30, 2001	—	—	—	7,845

Balances at September 30, 2001	—	1	12,715	(54,125)
Net income for 52 weeks ended September 29, 2002	—	—	—	11,789
Dividend paid	—	—	—	(4,500)
Stock redemption	—	(1)	(2,975)	(37,025)

Balances at September 29, 2002	$—	$—	$9,740	$(83,861)

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2002

Note 1 - The Company and Summary of Significant Accounting Policies

     Description of Business
     Stater Bros. Holdings Inc. (the “Company”) is engaged primarily in the operation of retail supermarkets. As of September 29, 2002, the Company operated 156 retail food supermarkets under the name “Stater Bros. Markets.” The Company’s supermarkets are located in Southern California’s San Bernardino, Riverside, Los Angeles, Orange, San Diego and Kern counties. The Company and its predecessor companies have operated retail grocery stores under the “Stater Bros. Markets” name in the Inland Empire of Southern California since 1936.

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

     Fiscal Year
     The Company’s fiscal year ends on the last Sunday in September. The fiscal years ended September 24, 2000 and September 29, 2002 were 52-week years and the fiscal year ended September 30, 2001 was a 53-week year.

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

Note 1 - The Company and Summary of Significant Accounting Policies (contd.)

     Property and Equipment
     Property and equipment are stated at cost and are depreciated or amortized, principally on the straight-line method over the estimated useful lives of the assets, and for capitalized leases over the initial lease term or the estimated economic life of the asset.

     The average estimated economic lives are as follows:

	Range	Most Prevalent

Buildings and improvements	8 - 30 Years	25 Years
Store furniture and equipment	3 - 10 Years	5 Years
Property subject to capital leases	Life of Lease	25 Years

     Income Taxes
     The Company provides for deferred income taxes as timing differences arise between income and expenses recorded for financial and income tax reporting purposes.

     Revenue Recognition
     The Company recognizes revenue from the sale of its products at the point of sale to the customer. Sales are recognized net of any discounts given to the customer. The Company recognizes, as a reduction to cost of goods sold, certain rebates and allowances (“allowances”) from its vendors as the allowances are earned. Allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned.

     Cost of Goods Sold
     Costs of goods sold include certain warehousing, transportation and distribution costs.

     Advertising
     The Company’s advertising costs, net of vendor allowances for co-op advertising, are recognized in the period the advertising is incurred and are included in selling, general and administrative expenses. Advertising costs were $34.5 million, $32.6 million and $35.7 million in fiscal 2000, 2001 and 2002, respectively.

     Recent Accounting Pronouncements
     During the Company’s fiscal 2002, the Financial Accounting Standards Board (“FASB”) issued or required the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, No. 143, No. 145 and No. 146. Adoption of SFAS No. 142, No. 143, No. 145 and No. 146 were either not applicable to the Company or were adopted by the Company in its fiscal 2002 and did not have a material effect on the Company’s financial position or its results of operations in fiscal 2002. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addressed accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for the Company beginning September 30, 2002, and the Company is evaluating the impact, if any, that the implementation will have on the financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 2 - Debt

     Long-term debt consisted of the following:

	Sept. 24, 2000	Sept. 30, 2001	Sept. 29, 2002

	(In thousands)
5% Subordinated Note due 2007	$–	$–	$20,000
11% Senior Notes due 2001	5,048	–	–
10.75% Senior Notes due 2006	439,000	439,000	438,750

Total long-term debt	$444,048	$439,000	$458,750

     Interest on the 10.75% Senior Notes due 2006 is payable semi-annually on February 15 and August 15. Principal on the 10.75% Senior Notes is due in the fiscal year 2006.

     Interest on the 5% Subordinated Note due March 2007, is payable semi-annually on March 31 and September 30. Principal on the 5% subordinated note is due in the fiscal year 2007.

     Interest capitalized during fiscal years 2000, 2001 and 2002 amounted to $35,000, $238,000 and $144,000 respectively. Interest expense incurred, before the effect of capitalized interest, during 2000, 2001 and 2002 amounted to $53,715,000, $52,648,000 and $52,958,000, respectively.

     During fiscal 2002, the Company redeemed $250,000 of its 10.75% Senior Notes due 2006. The Notes were restricted and unregistered. The Notes were redeemed for $250,000 plus accrued interest.

Note 3 - Unconsolidated Affiliate

     The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. (“Santee”), it operates a fluid milk processing plant located in City of Industry. The Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized income of $1,483,000, $1,584,000 and $2,914,000 for fiscal years 2000, 2001 and 2002, respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:

	53 Weeks	52 Weeks	52 Weeks

	Sept. 30, 2000	Sept. 29, 2001	Sept. 28, 2002

	(In thousands)
Current assets	$19,341	$24,060	$24,918
Non-current assets	100,681	95,236	91,674
Current liabilities	25,639	26,754	23,257
Non-current liabilities	72,220	67,046	62,012
Shareholders’ equity	22,163	25,496	31,323

Sales	177,336	188,627	181,686
Gross profit	29,045	29,663	30,497
Net income	$2,965	$3,168	$5,826

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 4 - Bank Facilities

     The Company’s principal operating subsidiary, Stater Bros. Markets, signed a credit facility with Bank of America N.A. on August 6, 1999. The credit facility, as amended December 13, 2001, provides for (i) a $50.0 million three-year revolving loan facility and (ii) a $25.0 million three-year letter of credit facility and (iii) a “Revolving Loan Commitment L/C Sublimit” which is defined as an amount equal to the lesser of (a) the Revolving Loan Commitment and (b) $15,000,000. The Revolving Loan Commitment L/C Sublimit is part of, and not in addition to, the Revolving Loan Commitment. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support the purchase of inventory, obligations incurred in connection with the construction of stores, workers’ compensation insurance obligations and security for certain rent obligations.

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

     Loans under the credit facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the rate of interest publicly announced by Bank of America as its “reference rate”), plus 1.00%, or (ii) the “Offshore Rate” (defined as the average British Bankers Association Interest Settlement Rate for deposits in dollars, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 2.25%. For Offshore Rate Loans, the Offshore Rate will be applied in consecutive periods of the earlier of (a) the maturity date of the loan or (b) periods, as selected by Stater Bros. Markets of one, two, three or six months.

     The revolving loan facility, as amended January 18, 2002, will cease to be available and will be payable in full on March 31, 2003. Letters of credit under the credit facility can be issued until March 31, 2004. The loans under the revolving loan facility must be repaid for a period of ten consecutive days semi-annually.

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 4 - Bank Facilities (contd.)

     Availability of the loans and letters of credit under the credit facility is subject to a monthly borrowing base test based on inventory. The credit facility requires Stater Bros. Markets to meet certain financial tests, including minimum net worth and minimum EBITDA tests. The credit facility contains covenants which, among other things, will limit indebtedness, liens, guarantee obligations, mergers, consolidations, liquidations and dissolutions, asset sales, leases, investments, loans and advances, transactions with affiliates, sale and leaseback, other matters customarily restricted in such agreements and modifications to the holding company status of the Company.

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

     The Company did not have short-term borrowings outstanding at September 24, 2000, September 30, 2001 and September 29, 2002. The Company did not incur any short-term borrowings during fiscal years 2000, 2001 and 2002.

     As of September 29, 2002, for purposes of the credit facility with Bank of America, the Company was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $64.3 million and exceeded minimum inventory coverage by approximately $49.6 million. The minimum EBITDA (as defined) covenant measurement period began (as amended) in the quarter ending June 25, 2000, and requires an annualized minimum EBITDA, as amended January 18, 2002, of $85.0 million. As of September 29, 2002, Stater Bros. Markets exceeded minimum annualized EBITDA by approximately $18.5 million.

     As of September 29, 2002, for purposes of the credit facility with Bank of America, the Company was in compliance with all restrictive covenants.

     The Company is also subject to certain covenants associated with its 10.75% Senior Notes due 2006. As of September 29, 2002, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 5 - Leases (contd.)

     Following is a summary of future minimum lease payments as of September 29, 2002:

Fiscal Year	Capital Leases	Operating Leases Minimum Payment

	(In thousands)
2003	$3,013	$29,507
2004	2,781	25,707
2005	2,453	25,224
2006	2,225	21,999
2007	2,139	20,795
Thereafter	11,040	93,331

Total minimum lease payments	23,651	$216,563

Less amounts representing interest	11,553

Present value of minimum lease payments	12,098
Less current portion	1,117

Long-term portion	$10,981

     Rental expense and sublease income were as follows:

	Sept. 24, 2000	Sept. 30, 2001	Sept. 29, 2002

	(In thousands)

Minimum rentals	$24,280	$23,612	$25,009
Rentals based on sales	$10,318	$10,372	$10,487
Sublease income	$970	$1,165	$1,200

     Aggregate sublease income to be received subsequent to September 29, 2002 is approximately $2,384,000.

Note 6 - Preferred Stock

     During fiscal 2001, the Company paid all cumulative deferred dividends and redeemed all outstanding $11.00 Cumulative Redeemable Preferred Stock due 2003 of Stater Bros. Markets (see Note 5).

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 7 - Income Taxes

     The provision for income taxes (benefit) consisted of the following:

	Sept. 24, 2000	Sept. 30, 2001	Sept. 29, 2002

	(In thousands)
Current
Federal	$–	$3,642	$3,317
State	–	933	1,037

	–	4,575	4,354

Deferred
Federal	(4,810)	635	2,459
State	(559)	242	678

	(5,369)	877	3,137

Income tax expense (benefit)	$(5,369)	$5,452	$7,491

     Federal and State income taxes benefit for fiscal year ended September 24, 2000 is exclusive of the income tax expense associated with the extraordinary gain from the early extinguishment of debt. Such Federal and State income tax expense in 2000 amounted to $605,000 and $168,000, respectively.

     A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

	Sept. 24, 2000	Sept. 30, 2001	Sept. 29, 2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax benefit	2.8	5.8	5.8
Tax credits	4.6	(4.6)	(3.3)
Other	–	4.8	1.4

	42.4%	41.0%	38.9%

Components of deferred income taxes are as follows:

	Sept. 24, 2000	Sept. 30, 2001	Sept. 29, 2002

Deferred income tax assets:	(In thousands)
Self-insurance reserves	$6,290	$10,646	$15,034
Pension and vacation liabilities	3,425	3,844	4,138
Inventories	1,495	1,862	2,010
Investment in unconsolidated affiliate	1,073	427	–
Income deferred for book purposes	2,789	2,762	3,591
Tax credits and operating loss carry forwards	8,954	4,190	5,514

Total deferred income tax assets	24,026	23,731	30,287
Deferred income tax liabilities:
Property and equipment	(4,090)	(7,936)	(18,453)
Other assets	(2,058)	(2,058)	(2,058)
Investment in unconsolidated affiliate	–	–	(760)
Other, net	(3,426)	(2,206)	(235)

Total deferred income tax liabilities	(9,574)	(12,200)	(21,506)

Net deferred income tax assets	$14,452	$11,531	$8,781

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

     Net periodic pension cost included the following components:

	Sept. 24, 2000	Sept. 30, 2001	Sept. 29, 2002

	(In thousands)
Service cost - benefits earned during the period	$898	$1,299	$1,577
Interest cost on projected benefit obligation	1,688	1,671	2,041
Actual return on assets	(1,248)	(1,528)	(1,719)
Net amortization and deferral	27	27	27
Recognized gains or losses	203	60	281
Prior service cost recognized	(5)	(5)	(2)

Net periodic pension cost	$1,563	$1,524	$2,205

Assumptions used for accounting were:
Discount rate	7.75%	7.75%	7.25%
Rate of increase in compensation levels	5.00%	5.00%	5.00%
Expected long-term rate of return on assets	9.00%	9.00%	8.00%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 8 - Retirement Plans (contd.)

     Pension Plan (contd.)
     The following table sets forth the plan’s funded status and amounts recognized in the Company’s balance sheet at:

	Sept. 24, 2000	Sept. 30, 2001	Sept. 29, 2002

	(In thousands)
Actuarial present value of benefit obligations:
Vested benefit obligation	$16,284	$20,159	$27,595

Accumulated benefit obligation	$16,326	$20,397	$26,860

Projected benefit obligation	$(24,259)	$(26,622)	$(34,963)
Plan assets at fair value, primarily notes and bonds	15,227	20,497	24,865

Projected benefit obligation in excess of plan assets	(9,032)	(6,125)	(10,098)
Unrecognized net loss	5,695	4,851	9,679
Unrecognized prior service cost	(51)	(5)	(2)
Unrecognized net obligations established October 1, 1987	108	81	54

Pension liability recognized in the balance sheet	$(3,280)	$(1,198)	$(367)

     Expenses recognized for this retirement plan were $1,678,000, $1,795,000 and $2,418,000 in 2000, 2001 and 2002, respectively.

     Profit Sharing Plan
     The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $425,000, $787,000 and $550,000 in 2000, 2001 and 2002, respectively.

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 8 - Retirement Plans (contd.)

     Multi-Employer Plans (contd.)
      The Company’s expense for these retirement plans and health and welfare plans consisted of the following:

	Sept. 24, 2000	Sept. 30, 2001	Sept. 29, 2002

	(In thousands)
Multi-Employer Pension Plans	$8,312	$6,579	$7,338
Multi-Employer Health and Welfare	56,552	58,000	74,976

Total Multi-Employer Benefits	$64,864	$64,579	$82,314

     The Company’s employer contributions fluctuate as a result of periodic resumptions and suspensions of employer contributions to collective bargaining trusts.

Note 9 - Labor Relations

     The Company and other major supermarket employers in Southern California negotiated a four-year contract, beginning October 1999 and expiring in October 2003, with the United Food and Commercial Workers Union. The Company’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in September 2002 and expires in September 2005. Management believes it has good relations with its employees.

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

     Long-Term Debt
      The fair value of the 10.75% Notes, is based on quoted market prices. Although market quotes for the fair value of the Company’s capitalized lease obligations and the 5% Subordinated Note are not readily available, the Company believes the stated value approximates fair value.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 10 - Fair Value of Financial Instruments (contd.)

     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	September 29, 2002

	(In thousands)
	Carrying Amount	Fair Value

Cash and cash equivalents	$81,043	$81,043
Receivables	$33,561	$33,561
Long-term debt	$458,750	$463,138
Capitalized lease obligations	$12,098	$12,098

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

Note 14 - Stock Redemption

     During fiscal 2002, the Company obtained consent of the holders of its 10.75% Senior Notes due 2006 to make a distribution and payment to stockholders consisting of $25.0 million in cash and a subordinated note in the principal amount of $20.0 million. On January 22, 2002, the Company redeemed 11,699 shares of the Company’s stock previously held by La Cadena Investments (“La Cadena”), the sole shareholder of the Company, and made a cash payment of $20.0 million and executed a $20.0 million subordinated note due March 31, 2007 to a former partner of La Cadena. The subordinated note bears interest at a rate of 5.0% per annum, payable semi-annually. On February 1, 2002, the Company paid a $4.5 million dividend to La Cadena. Fees for consent of the holders of its 10.75% Senior Notes and fees and expenses of the transaction, including a $500,000 financial advisory service fee to La Cadena, were approximately $5.0 million.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 15 – Phantom Stock Plan

     The Company maintains a phantom stock plan for certain executives of Stater Bros. Markets. Existing stockholders and partners of La Cadena are not eligible to receive awards. Awards under the plan are for units that have an assigned value. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any unvested awards under the plan will terminate and no payment will be made thereunder. As of September 30, 2001 and September 29, 2002, there were 663,000 and 668,000 units outstanding, respectively. The Company recognized an expense for the plan of $4.8 million and $6.0 million in 2001 and 2002, respectively.

Note 16 – Quarterly Results (unaudited)

     Quarterly results for fiscal 2000, 2001 and 2002 are as follows:

(In thousands)

		Gross	Operating		Net
	Sales	Profit	Profit (loss)		Income (loss)

Fiscal 2000 Quarters
13 weeks ended 12/26/99	$597,168	$155,822	$15,577	(1)	$1,852
13 weeks ended 03/26/00	607,286	136,691	(6,056	) (1)	(10,953)
13 weeks ended 06/25/00	607,300	152,503	13,566		1,874 (2)
13 weeks ended 09/24/00	605,956	153,626	13,234		1,060

	$2,417,710	$598,642	$36,321		$(6,167)

Fiscal 2001 Quarters
13 weeks ended 12/24/00	$624,849	$157,892	$14,432		$1,822
13 weeks ended 03/25/01	612,305	155,670	13,680		1,360
13 weeks ended 06/24/01	639,925	166,119	15,939		2,269
14 weeks ended 09/30/01	696,834	183,167	16,921		2,394

	$2,573,913	$662,848	$60,972		$7,845

Fiscal 2002 Quarters
13 weeks ended 12/30/01	$662,587	$176,163	$18,723		$3,932
13 weeks ended 03/31/02	654,213	172,813	19,476		4,294
13 weeks ended 06/30/02	672,779	177,142	17,707		2,911
13 weeks ended 09/29/02	676,767	182,702	13,132		652

	$2,666,346	$708,820	$69,038		$11,789

(1)	Reflects acquisition integration expenses of $4,594 ($2,646 net of tax) for fiscal 2000 in connection with the acquisition of supermarkets

(2)	Reflects an extraordinary gain of $1,896 ($1,123 net of tax) in connection with the early extinguishment of debt.