Form 10-Q
period 2002-12-29
STATER BROS HOLDINGS INC
filed 2003-02-06
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition from            to

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

As of February 6, 2003, there were issued and outstanding
38,301 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
DECEMBER 29, 2002

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(In thousands)

ASSETS

	Sept. 29,	Dec. 29,
	2002	2002

Current Assets
Cash and cash equivalents	$81,043	$98,515
Receivables	26,500	25,654
Income tax receivables	7,061	5,188
Inventories	175,404	168,087
Prepaid expenses	7,860	8,840
Deferred income taxes	15,281	15,281

Total current assets	313,149	321,565
Investment in unconsolidated affiliate	15,580	16,326
Property and equipment
Land	50,930	50,930
Buildings and improvements	191,514	194,160
Store fixtures and equipment	212,741	217,188
Property subject to capital leases	24,670	24,670

	479,855	486,948
Less accumulated depreciation and amortization	194,039	198,687

	285,816	288,261
Deferred debt issuance costs, net	13,936	13,074
Other assets	5,649	6,430

	19,585	19,504

Total assets	$634,130	$645,656

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	Sept. 29,	Dec. 29,
	2002	2002

Current Liabilities
Accounts payable	$104,166	$103,789
Accrued payroll and related expenses	41,567	36,796
Other accrued liabilities	46,656	61,746
Current portion of capital lease obligations	1,117	1,087

Total current liabilities	193,506	203,418
Deferred income taxes, long-term	6,500	6,500
Long-term debt	458,750	458,750
Capital lease obligations, less current portion	10,981	10,720
Long-term portion of self-insurance and other reserves	23,855	21,350
Other long-term liabilities	14,659	16,112

Total liabilities	708,251	716,850
Stockholders’ deficit
Common Stock, $.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 38,301	—	—
Additional paid-in capital	9,740	9,740
Retained deficit	(83,861)	(80,934)

Total stockholders’ deficit	(74,121)	(71,194)

Total liabilities and stockholders’ deficit	$634,130	$645,656

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended

	Dec. 30,	Dec. 29,
	2001	2002

Sales	$662,587	$681,509
Cost of goods sold	486,424	497,893

Gross profit	176,163	183,616
Operating expenses:
Selling, general and administrative expenses	149,936	158,023
Depreciation and amortization	7,504	8,164

Total operating expenses	157,440	166,187

Operating profit	18,723	17,429
Interest income	704	272
Interest expense	(12,796)	(13,258)
Equity in earnings from unconsolidated affiliate	648	746
Other expenses — net	(614)	(389)

Income before income taxes	6,665	4,800
Income taxes	2,733	1,873

Net income	$3,932	$2,927

Earnings per share	$78.64	$76.42

Average common shares outstanding	50,000	38,301

Shares outstanding at end of period	50,000	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	13 Weeks Ended

	Dec. 30,	Dec. 29,
	2001	2002

Operating activities:
Net income	$3,932	$2,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,504	8,164
Loss on disposals of assets	614	388
Equity in earnings from unconsolidated affiliate	(648)	(746)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(3,452)	846
Decrease in income tax receivables	358	1,873
Decrease in inventories	879	7,317
Increase in prepaid expenses	(1,603)	(983)
(Increase) decrease in other assets	(25)	81
Decrease in accounts payable	(4,432)	(377)
Increase in accrued income taxes	2,708	—
Increase in accrued liabilities and long-term portion of self-insurance reserves	15,003	9,267

Net cash provided by operating activities	20,838	28,757

Investing activities:
Purchase of property and equipment	(13,674)	(11,020)
Proceeds from sale of property and equipment	17	26

Net cash used in investing activities	(13,657)	(10,994)

Financing activities:
Principal payments on capital lease obligations	(413)	(291)

Net cash used in financing activities	(413)	(291)

Net increase in cash and cash equivalents	6,768	17,472
Cash and cash equivalents at beginning of period	101,636	81,043

Cash and cash equivalents at end of period	$108,404	$98,515

Interest paid	$537	$489
Income taxes paid	$1,713	$—

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 29, 2002

Note 1 — Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the “Company”) and its subsidiaries as of September 29, 2002 and December 29, 2002 and the results of its operations and cash flows for the thirteen weeks ended December 30, 2001 and December 29, 2002. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest annual report filed on Form 10-K. The operating results for the thirteen weeks ended December 29, 2002 are not necessarily indicative of the results of operations for a full year.

Note 2 — Income Taxes

     The provision for income taxes for the thirteen weeks ended December 30, 2001 and December 29, 2002 consists of the following:

	13 Weeks Ended

	Dec. 30, 2001	Dec. 29, 2002

	(In thousands)
Federal income taxes	$2,144	$1,448
State income taxes	589	425

	$2,733	$1,873

Note 3 — Unconsolidated Affiliate

     The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. (“Santee”), it operates a fluid milk processing plant located in City of Industry, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee using the equity method of accounting and recognized income of $648,000 and $746,000 for the thirteen weeks ended December 30, 2001 and December 29, 2002, respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee is as follows:

	13 Weeks Ended

	Dec. 30, 2001	Dec. 29, 2002

	(In thousands)
Current assets	$23,508	$23,633
Non-current assets	94,432	91,411
Current liabilities	24,872	21,880
Non-current liabilities	66,277	60,350
Shareholders’ equity	26,791	32,814

Sales	49,306	44,862
Gross profit	8,136	7,976
Net income	$1,295	$1,491

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 29, 2002

Note 4 — Reclassifications

     Certain amounts in the prior period have been reclassified to conform to the current period financial statements presentation.

Note 5 — Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 6 — Stock Redemption

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

Note 7 — Redemption of Notes

     During the second quarter of fiscal 2002, the Company redeemed $250,000 of its 10.75% Senior Notes due 2006. The Notes were restricted and unregistered. The Notes were redeemed for $250,000 plus accrued interest.

Note 8 — Long-Lived Assets

     Financial Accounting Standards Board Statements No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” became effective for the Company September 30, 2002. This standard replaces SFAS No. 121 and APB No. 30 and amends APB No. 51. Adoption of this standard did not have a material effect on the Company’s financial statements. As part of the adoption of this standard, assets previously classified as “Properties held for sale” on the consolidated balance sheets were reclassified to “Property and equipment”.

Note 9 — Subsequent Events

     On February 4, 2003, the Company signed a Fourth Amendment to the credit facility with Bank of America N.A. dated August 6, 1999. The principal provisions of the Fourth Credit Amendment were to remove the $25 million letter of credit facility, remove the $15 million Revolving Loan Commitment L/C Sublimit; create a $50 million Letter of Credit Sublimit; extend the availability of the Revolving Loan Facility from March 31, 2003 to March 31, 2005 and change the fee for outstanding letters of credit from 1.50% to 1.25%. The Company will pay a renewal fee of $75,000 to the administrative agent of the credit facility.

STATER BROS. HOLDINGS INC.
DECEMBER 29, 2002

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

Investment in Affiliate

The Company owns 50% of Santee. The Company is not the controlling stockholder and accordingly accounts for its investment using the equity method of accounting.

Deferred Debt Issuance Costs

Direct costs incurred as a result of financing transactions are capitalized and amortized to expense over the term of the applicable debt agreement.

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

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the thirteen weeks ended December 30, 2001 and December 29, 2002.

	13 Weeks Ended

	Dec. 30, 2001	Dec. 29, 2002

Sales	100.00%	100.00%
Gross profit	26.59	26.94
Operating expenses:
Selling, general and administrative expenses	22.63	23.18
Depreciation and amortization	1.13	1.20
Operating profit	2.83	2.56
Interest income	0.11	0.04
Interest expense	(1.93)	(1.95)
Equity in earnings from unconsolidated affiliate	0.10	0.11
Other expenses — net	(0.10)	(0.06)
Income before income taxes	1.01%	0.70%

Total sales for the thirteen weeks ended December 29, 2002, the first quarter of fiscal 2003, increased 2.9% and amounted to $681.5 million compared to $662.6 million for the same period in the prior year. The increase in total sales in the first quarter of fiscal 2003 was due primarily to continued favorable customer response to the Company’s marketing plan which emphasizes high quality, large product selections and customer service. Like store sales increased 2.3% for the thirteen-week period ended December 29, 2002. In the first quarter of the prior year, the Company experienced stronger than normal sales during the period immediately following the 911 tragedy. The Company found people were more inclined to stay close to home and be with family after the 911 tragedy, therefore eating more meals at home. The Company operated 156 supermarkets at December 29, 2002 and 155 supermarkets at December 30, 2001.

Gross profit for the thirteen weeks ended December 29, 2002, amounted to $183.6 million or 26.94% of sales compared to $176.2 million or 26.59% of sales in the same period of the prior year. The increase in the first quarter of fiscal 2003 gross profit, as a percent of sales, was due primarily to an increase in the sale of higher margin items.

Operating expenses include selling, general and administrative expenses and depreciation and amortization. For the thirteen weeks ended December 29, 2002, selling, general and administrative expenses amounted to $158.0 million or 23.18% of sales compared to $149.9 million or 22.63% of sales for the thirteen weeks ended December 30, 2001. The increase in selling, general and administration expenses, as a percentage of sales, in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, was due primarily to an increase in payroll related expenses.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Depreciation and amortization expenses amounted to $8.2 million for the thirteen weeks ended December 29, 2002 and amounted to $7.5 million for the like period of the prior year. The increase in depreciation and amortization expense in fiscal 2003 was primarily due to an increase in fixed assets.

Operating profit for the thirteen weeks ended December 29, 2002 amounted to $17.4 million or 2.56% of sales compared to $18.7 million or 2.83% of sales for the thirteen weeks ended December 30, 2001.

Interest expense amounted to $13.3 million for the thirteen weeks ended December 29, 2002 compared to $12.8 million for the thirteen weeks ended December 30, 2001. The increase in interest expense in the first quarter of fiscal 2003 is primarily attributed to the issuance of a $20.0 million subordinated note in connection with the redemption of Company stock in the second quarter of 2002.

The Company’s equity in earnings from unconsolidated affiliate, amounted to $746,000 for the first quarter of fiscal 2003 compared to $648,000 in the first quarter of the prior year. The increase in earnings in the first quarter of 2003 over the first quarter of 2002, was due to increased volume and improved efficiencies by Santee.

Income before income taxes amounted to $4.8 million for the thirteen weeks ended December 29, 2002 compared to $6.7 million for the thirteen weeks ended December 30, 2001.

Net income for the thirteen weeks ended December 29, 2002, amounted to $2.9 million compared to $3.9 million for the thirteen weeks ended December 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended, became effective August 6, 1999 and expires in March 2005 and consists of a revolving loan facility for working capital of $75.0 million which includes a Letter of Credit Sublimit with a maximum availability of the lesser of a) Revolving Loan Commitment or b) $50 million. As of December 29, 2002, the Company had $39.4 million of outstanding letters of credit and had $35.6 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements and as security for certain rent obligations.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of December 29, 2002.

	Contractual Cash Obligations (In thousands)

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Yrs

10.75% Senior Notes due August 2006
Principal	$438,750	$—	$—	$438,750	$—
Interest	212,125	47,139	94,278	70,708	—

	650,875	47,139	94,278	509,458	—
5% Subordinated Note due March 2007
Principal	20,000	—	—	20,000	—
Interest	5,000	1,000	2,000	2,000	—

	25,000	1,000	2,000	22,000	—
Capital Lease Obligations(1)
Principal	11,807	1,087	1,925	1,786	7,009
Interest	11,063	1,855	3,156	2,545	3,507

	22,870	2,942	5,081	4,331	10,516
Operating Leases(1)	213,992	29,534	52,006	44,181	88,271

Total Contractual Cash Obligations	$912,737	$80,615	$153,365	$579,970	$98,787

	Other Commercial Commitments (In thousands)

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Yrs

Standby Letters of Credit(2)	$39,357	$39,357	$—	$—	$—

Total Other Commercial Commitments	$39,357	$39,357	$—	$—	$—

(1)        The Company leases the majority of its retail stores, offices and warehouse and distribution facilities. Certain leases provide for additional rents based on sales. Primary lease terms range from 10 to 99 years and substantially all leases provide for renewal options.

(2)        Standby letters of credit are committed as security for workers’ compensation obligations and as security for current rent obligations. Outstanding letters of credit expire between May 2003 and December 2003.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Working capital amounted to $118.1 million at December 29, 2002 and $119.6 million at September 29, 2002, and the Company’s current ratios were 1.58:1, and 1.62:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

The net cash provided by operating activities in the thirteen weeks ended December 29, 2002 amounted to $28.8 million compared to $20.8 million for the thirteen weeks ended December 30, 2001. Fluctuations in net cash provided by or used in operating activities are not unusual in the industry. Cash provided by operating activities in fiscal 2003 consisted of a $9.3 million increase in accrued liabilities and self-insurance reserves, a $7.3 million decrease in inventory and $8.2 million from depreciation. Cash provided by operating activities in fiscal 2002 consisted of a $15.0 million increase in accrued liabilities and self-insurance reserves, $7.5 million from depreciation offset by a decrease of $4.4 million in accounts payable and a $3.5 million increase in accounts receivable.

Net cash used by investing activities for the thirteen weeks ended December 29, 2002, amounted to $11.0 million compared to $13.7 million for the thirteen weeks ended December 30, 2001. The difference in net cash used by investing activities between the comparable periods is due to the Company’s capital expenditures during these periods, net of proceeds from asset dispositions. Capital expenditures amounted to $11.0 million in the first quarter of fiscal 2003 compared to $13.7 million in the first quarter of fiscal 2002.

Net cash used by financing activities amounted to $291,000 and $413,000 for the thirteen weeks ended December 29, 2002 and December 30, 2001, respectively, and consisted of payments on the Company’s capitalized lease obligations.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Credit Facilities

The Company’s principal operating subsidiary, Stater Bros. Markets, signed a credit facility with Bank of America N.A. on August 6, 1999, and subsequently signed the First Amendment dated September 15, 2000, the Second Amendment dated December 13, 2001, the Third Amendment dated January 18, 2002 and the Fourth Amendment dated February 4, 2003. The current provisions of the original credit agreement and subsequent amendments are collectively referred to herein as “the credit facility”. The credit facility provides for (i) a $75.0 million revolving loan facility and (ii) a “Letter of Credit Sublimit” which is defined as an amount equal to the lesser of (a) the Revolving Loan Commitment and (b) $50,000,000. The Letter of Credit Sublimit is part of, and not in addition to, the Revolving Loan Commitment. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, workers’ compensation insurance obligations and as security for certain rent obligations.

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

Loans under the credit facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the rate of interest publicly announced by Bank of America as its “reference rate”), plus 1.00%, or (ii) the “Offshore Rate” (defined as the average British Bankers Association Interest Settlement Rate for deposits in dollars, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 1.75%. For Offshore Rate Loans, the Offshore Rate will be applied in consecutive periods of the earlier of (a) the maturity date of the loan or (b) periods, as selected by Stater Bros. Markets of one, two, three or six months.

The revolving loan facility will cease to be available and will be payable in full on March 31, 2005. Letters of credit under the credit facility can be issued until March 31, 2006. The loans under the revolving loan facility must be repaid for a period of ten consecutive days semi-annually.

Loans under the revolving loan facility may be repaid and re-borrowed. The loans under the revolving loan facility may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the offshore rate. The commitments under the credit facility may be reduced by Stater Bros. Markets. Stater Bros. Markets will be required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. Outstanding letters of credit under the credit facility are subject to a fee of 1.25% per annum on the face amount of such letters of credit, payable quarterly in arrears. The Company will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letters of credit issued under the letter of credit facility.

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

As of December 29, 2002, for purposes of the credit facility with Bank of America, the Company was in compliance with all restrictive covenants and exceeded the minimum net worth covenant by approximately $79.4 million and exceeded minimum inventory coverage by approximately $36.3 million. The minimum EBITDA covenant measurement period began in the quarter ending June 25, 2000, and requires an annualized minimum EBITDA of $85.0 million. As of December 29, 2002, Stater Bros. Markets exceeded minimum annualized EBITDA by approximately $18.0 million.

As of December 29, 2002, for purposes of the credit facility with Bank of America, the Company was in compliance with all restrictive covenants.

The Company is also subject to certain covenants associated with its 10.75% Senior Notes due 2006. As of December 29, 2002, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

Labor Relations

The Company and other major supermarket employers in Southern California negotiated a four-year contract, beginning October 1999 and expiring in October 2003, with the United Food and Commercial Workers Union. The Company’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in September 2002 and expires September 2005. Management believes it has good relations with its employees.

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

For a description of legal proceedings, please refer to the footnote entitled “Litigation Matters” contained in the Notes to Consolidated Financial Statements section of the Company’s Form 10-K for the fiscal year ended September 29, 2002.

Item 2.	CHANGES IN SECURITIES
None

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None

Item 4.	CONTROLS AND PROCEDURES
Within the past 90 days, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation, nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken with respect to those controls.

Item 5.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Item 6.	OTHER INFORMATION
None

Item 7.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit no.	Description

10.33	Fourth Amendment dated February 4, 2003 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
None

STATER BROS. HOLDINGS INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2003	/s/ Jack H. Brown Jack H. Brown Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2003	/s/ Phillip J. Smith Phillip J. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION PURSUANT TO
SECTION 302 (a) OF THE SARBANES-OXLEY ACT

I, Jack H. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Stater Bros. Holdings Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President,
and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION PURSUANT TO
SECTION 302 (a) OF THE SARBANES-OXLEY ACT

I, Phillip J. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Stater Bros. Holdings Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

/s/ Phillip J. Smith
Phillip J. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)