Form 10-Q
period 2003-03-30
STATER BROS HOLDINGS INC
filed 2003-05-13
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

As of May 13, 2003, there were issued and outstanding
38,301 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
MARCH 30, 2003

INDEX

		Page

PART I.	FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited) as of September 29, 2002
	and March 30, 2003	3
	Consolidated Statements of Income (Unaudited) for the 26 weeks ended
	March 31, 2002 and March 30, 2003	5
	Consolidated Statements of Income (Unaudited) for the 13 weeks ended
	March 31, 2002 and March 30, 2003	6
	Consolidated Statements of Cash Flows (Unaudited) for the 26 weeks ended
	March 31, 2002 and March 30, 2003	7
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
Item 4.	Controls and Procedures	18
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20
CERTIFICATIONS		21

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS

	Sept. 29,	Mar. 30,
	2002	2003

Current assets
Cash and cash equivalents	$81,043	$98,874
Receivables	26,500	23,706
Income tax receivables	7,061	857
Inventories	175,404	169,715
Prepaid expenses	7,860	9,425
Deferred income taxes	15,281	15,281

Total current assets	313,149	317,858
Investment in unconsolidated affiliate	15,580	16,559
Property and equipment
Land	50,930	50,930
Buildings and improvements	191,514	197,204
Store fixtures and equipment	212,741	225,261
Property subject to capital leases	24,670	24,670

	479,855	498,065
Less accumulated depreciation and amortization	194,039	204,668

	285,816	293,397
Deferred debt issuance costs, net	13,936	12,211
Other assets	5,649	5,704

	19,585	17,915

Total assets	$634,130	$645,729

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	Sept. 29,	Mar. 30,
	2002	2003

Current liabilities
Accounts payable	$104,166	$103,255
Accrued payroll and related expenses	41,567	42,821
Other accrued liabilities	46,656	46,858
Current portion of capital lease obligations	1,117	1,064

Total current liabilities	193,506	193,998
Deferred income taxes, long-term	6,500	6,500
Long-term debt	458,750	458,750
Capital lease obligations, less current portion	10,981	10,454
Long-term portion of self-insurance and other reserves	23,855	25,577
Other long-term liabilities	14,659	17,812

Total liabilities	708,251	713,091
Stockholders’ deficit
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 38,301	—	—
Additional paid-in capital	9,740	9,740
Retained deficit	(83,861)	(77,102)

Total stockholders’ deficit	(74,121)	(67,362)

Total liabilities and stockholders’ deficit	$634,130	$645,729

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	26 Weeks Ended

	Mar. 31,	Mar. 30,
	2002	2003

Sales	$1,316,800	$1,358,705
Cost of goods sold	967,824	988,317

Gross profit	348,976	370,388
Operating expenses:
Selling, general and administrative expenses	295,593	317,095
Depreciation and amortization	15,184	16,449

Total operating expenses	310,777	333,544

Operating profit	38,199	36,844
Interest income	1,026	526
Interest expense	(25,997)	(26,559)
Equity in earnings from unconsolidated affiliate	2,023	979
Other expenses - net	(1,309)	(627)

Income before income taxes	13,942	11,163
Income taxes	5,716	4,404

Net income	$8,226	$6,759

Earnings per share	$180.28	$176.47

Average common shares outstanding	45,629	38,301

Shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended

	Mar. 31,	Mar. 30,
	2002	2003

Sales	$654,213	$677,196
Cost of goods sold	481,400	490,424

Gross profit	172,813	186,772
Operating expenses:
Selling, general and administrative expenses	145,657	159,072
Depreciation and amortization	7,680	8,285

Total operating expenses	153,337	167,357

Operating profit	19,476	19,415
Interest income	322	254
Interest expense	(13,201)	(13,301)
Equity in earnings from unconsolidated affiliate	1,375	233
Other expenses - net	(695)	(239)

Income before income taxes	7,277	6,362
Income taxes	2,983	2,531

Net income	$4,294	$3,831

Earnings per share	$104.08	$100.02

Average common shares outstanding	41,258	38,301

Shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	26 Weeks Ended

	Mar. 31,	Mar. 30,
	2002	2003

Operating activities:
Net income	$8,226	$6,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,184	16,449
Loss on disposals of assets	1,309	627
Net undistributed gain in investment in unconsolidated affiliate	(2,023)	(979)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(874)	2,794
(Increase) decrease in income tax receivables	(323)	6,204
Decrease in inventories	4,416	5,689
Increase in prepaid expenses	(1,963)	(1,569)
Decrease in other assets	729	1,670
Decrease in accounts payable	(9,666)	(911)
Increase in accrued liabilities, long-term portion of self-insurance reserves and other liabilities	10,693	6,331

Net cash provided by operating activities	25,708	43,064

Investing activities:
Purchase of property and equipment	(22,208)	(24,717)
Proceeds from sale of property and equipment	50	64

Net cash used in investing activities	(22,158)	(24,653)

Financing activities:
Debt issuance cost	(5,033)	—
Stock redemption	(20,000)	—
Dividends paid	(4,500)	—
Principal payments on long-term debt	(250)	—
Principal payments on capital lease obligations	(762)	(580)

Net cash used in financing activities	(30,545)	(580)

Net increase (decrease) in cash and cash equivalents	(26,995)	17,831
Cash and cash equivalents at beginning of period	101,636	81,043

Cash and cash equivalents at end of period	$74,641	$98,874

Interest paid	$25,009	$25,050
Income taxes paid	$6,039	$—

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 30, 2003

Note 1 - Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the “Company”) and its subsidiaries as of September 29, 2002 and March 30, 2003 and the results of its operations and cash flows for the twenty-six and thirteen weeks ended March 31, 2002 and March 30, 2003. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report filed on Form 10-K. The operating results for the twenty-six and thirteen weeks ended March 30, 2003 are not necessarily indicative of the results of operations for a full year.

Note 2 - Income Taxes

     The provision for income taxes for the twenty-six weeks ended March 31, 2002 and March 30, 2003 consists of the following:

	26 Weeks Ended

	Mar. 31, 2002	Mar. 30, 2003

	(In thousands)
Federal income taxes	$4,484	$3,408
State income taxes	1,232	996

	$5,716	$4,404

Note 3 - Unconsolidated Affiliate

     The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. (“Santee”), it operates a fluid milk processing plant located in City of Industry, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee using the equity method of accounting and recognized income of $2.0 million and $1.0 million for the twenty-six weeks ended March 31, 2002 and March 30, 2003, respectively. The Company is a significant customer of Santee, which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee is as follows:

	26 Weeks Ended

	Mar. 31, 2002	Mar. 30, 2003

	(In thousands)
Current assets	$25,579	$23,595
Non-current assets	93,330	90,887
Current liabilities	23,987	22,947
Non-current liabilities	65,383	58,253
Shareholder’s equity	29,539	33,282

Sales	94,295	86,990
Gross profit	15,344	14,729
Net income	$4,043	$1,959

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 30, 2003

Note 4 - Reclassifications

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

Note 6 - Stock Redemption

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

Note 7 – Redemption of Notes

     During the second quarter of fiscal 2002, the Company redeemed $250,000 of its 10.75% Senior Notes due 2006. The Notes were restricted and unregistered. The Notes were redeemed for $250,000 plus accrued interest.

Note 8 – Long-Lived Assets

     Financial Accounting Standards Board Statements No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” became effective for the Company on September 30, 2002. This standard replaces SFAS No. 121 and APB No. 30 and amends APB No. 51. Adoption of this standard did not have a material effect on the Company’s financial statements. As part of the adoption of this standard, assets previously classified as “Properties held for sale” on the consolidated balance sheets were reclassified to “Property and equipment”.

STATER BROS. HOLDINGS INC.
MARCH 30, 2003

PART I - FINANCIAL INFORMATION (contd.)

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

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and twenty-six weeks ended March 30, 2003 and March 31, 2002.

	Thirteen Weeks		Twenty-Six Weeks

	2003	2002	2003	2002

Sales	100.00%	100.00%	100.00%	100.00%
Gross profit	27.58	26.42	27.26	26.50
Operating expenses:
Selling, general and administrative expenses	23.49	22.27	23.34	22.45
Depreciation and amortization	1.22	1.17	1.21	1.15
Operating profit	2.87	2.98	2.71	2.90
Interest income	0.04	0.05	0.04	0.08
Interest expense	(1.96)	(2.02)	(1.95)	(1.97)
Equity in unconsolidated affiliate	0.03	0.21	0.07	0.15
Other expenses - net	(0.04)	(0.11)	(0.05)	(0.10)
Income before income taxes	0.94%	1.11%	0.82%	1.06%

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Total sales for the thirteen weeks ended March 30, 2003, the second quarter of fiscal 2003, increased 3.51% and amounted to $677.2 million compared to $654.2 million for the same period in the prior year. Total sales for the twenty-six weeks ended March 30, 2003, increased 3.18% and amounted to $1.359 billion compared to $1.317 billion for the same period in the prior year. The increase in total sales in the second quarter of fiscal 2003 and fiscal year to date of 2003 was due primarily to favorable customer response to the Company’s marketing plan, which emphasizes high quality, large product selections and customer service. Like store sales increased 2.99% and 2.64% for the thirteen week and twenty-six week periods ended March 30, 2003, respectively. The Company operated 156 supermarkets at March 30, 2003 and 155 supermarkets at March 31, 2002.

Gross profit for the thirteen weeks ended March 30, 2003, amounted to $186.8 million or 27.58% of sales compared to $172.8 million or 26.42% of sales in the same period of the prior year. Gross profit for the twenty-six weeks ended March 30, 2003, amounted to $370.4 million or 27.26% of sales compared to $349.0 million or 26.50% of sales in the same period of the prior year. The increase in gross profit, as a percentage of sales, in both the second quarter of 2003 and for the fiscal year to date of 2003, was due primarily to an increase in the sales of higher margin items.

Operating expenses include selling, general and administrative expenses, and depreciation and amortization. For the thirteen weeks ended March 30, 2003, selling, general and administrative expenses amounted to $159.1 million or 23.49% of sales compared to $145.7 million or 22.27% of sales for the thirteen weeks ended March 31, 2002. For the twenty-six weeks ended March 30, 2003, selling, general and administrative expenses amounted to $317.1 million or 23.34% of sales compared to $295.6 million or 22.45% of sales for the twenty-six weeks ended March 31, 2002. The increase in selling, general and administrative expenses as a percentage of sales during the second quarter of fiscal 2003 and for the year to date of fiscal 2003, was due primarily to increases in payroll related expenses.

Depreciation and amortization expenses amounted to $8.3 million and $16.4 million for the second quarter and year to date periods ended March 30, 2003, respectively. Depreciation and amortization expenses amounted to $7.7 million and $15.2 million for the quarter and year to date periods of the prior year. The increase in depreciation and amortization expense in fiscal 2003 was primarily due to the increase in fixed assets.

Operating profit for the second quarter of 2003 amounted to $19.4 million or 2.87% of sales compared to $19.5 million or 2.98% of sales for the second quarter of 2002. Operating profit for the fiscal year to date of 2003 amounted to $36.8 million or 2.71% of sales compared to $38.2 million or 2.90% of sales for the fiscal year to date of 2002.

Interest expense amounted to $13.3 million for the second quarter of 2003 compared to $13.2 million for the second quarter of 2002. For the fiscal year to date of 2003 and 2002, interest expense amounted to $26.6 million and $26.0 million, respectively. The increase in interest expense over the prior year was primarily due to the issuance of a $20.0 million subordinated note in connection with the redemption of the Company’s stock.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

The Company’s equity in earnings from unconsolidated affiliate, amounted to $233,000 for the second quarter of fiscal 2003 compared to $1.4 million in the second quarter of the prior year. For the fiscal year to date periods of 2003 and 2002, the Company’s equity in earnings from unconsolidated affiliate amounted to $1.0 million and $2.0 million, respectively. The difference in equity in earnings from unconsolidated affiliate for both the quarter and year to date fiscal 2003 versus fiscal 2002, is due primarily to the revaluation, by the affiliate in fiscal 2002, of deferred tax benefits arising from past net operating losses.

Income before income taxes amounted to $6.4 million and $7.3 million for the second quarter of 2003 and 2002, respectively. Income before income taxes amounted to $11.2 million and $13.9 million for the twenty-six weeks year to date periods of 2003 and 2002, respectively.

Net income for the second quarter amounted to $3.8 million and $4.3 million for 2003 and 2002, respectively. Net income for the fiscal year to date periods amounted to $6.8 million and $8.2 million for 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended, became effective August 6, 1999 and expires in March 2005 and consists of a revolving loan facility for working capital of $75.0 million which includes a Letter of Credit Sublimit with a maximum availability of $50 million. As of March 30, 2003, the Company had $48.5 million of outstanding letters of credit and had $26.5 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements and as security for certain rent obligations.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of March 30, 2003.

	Contractual Cash Obligations (In thousands)

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

10.75% Senior Notes due August 2006
Principal	$438,750	$—	$—	$438,750	$—
Interest	161,149	47,166	94,331	19,652	—

	599,899	47,166	94,331	458,402	—
5.0% Subordinated Note due March 2007
Principal	20,000	—	—	20,000	—
Interest	4,000	1,000	2,000	1,000	—

	24,000	1,000	2,000	21,000	—
Capital Lease Obligations(1)
Principal	11,518	1,064	1,867	1,821	6,766
Interest	10,585	1,813	3,067	2,478	3,227

	22,103	2,877	4,934	4,299	9,993
Operating Leases(1)	221,060	31,367	57,521	44,662	87,510

Total Contractual Cash Obligations	$867,062	$82,410	$158,786	$528,363	$97,503

	Other Commercial Commitments (In thousands)

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit(2)	$48,529	$48,529	$—	$—	$—

Total Other Commercial Commitments	$48,529	$48,529	$—	$—	$—

(1) The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain leases provide for additional rents based on sales. Primary lease terms range from 10 to 99 years and substantially all leases provide for renewal options.

(2) Standby letters of credit are committed as security for workers’ compensation obligations and as security for certain rent obligations. Outstanding letters of credit expire between June 2003 and March 2004.

Working capital amounted to $123.9 million at March 30, 2003 and $119.6 million at September 29, 2002, and the Company’s current ratios were 1.64:1, and 1.62:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Net cash provided by operating activities in the twenty-six weeks ended March 30, 2003 amounted to $43.1 million compared to $25.7 million for the twenty-six weeks ended March 31, 2002. Fluctuations in net cash provided by operating activities are not unusual in the industry. Cash provided by operating activities in fiscal 2003 consisted of a $6.3 million increase in accrued liabilities, self-insurance reserves and other liabilities, a decrease of $6.2 million in income tax receivables, a decrease of $5.7 million in inventory, a decrease in receivables of $2.8 million, a decrease in other assets of $1.7 million and $16.4 million of depreciation offset by an increase in prepaid expenses of $1.6 million. Cash provided by operating activities in fiscal 2002 consisted of a $10.7 million increase in accrued liabilities, self-insurance reserves and other liabilities, a decrease of $4.4 million in inventory, a $1.3 million loss on disposal of assets, and $15.2 million of depreciation offset by a decrease in accounts payable of $9.7 million, an undistributed gain in investment in unconsolidated affiliate of $2.0 million and an increase in prepaid expenses of $2.0 million.

Net cash used in investing activities for the twenty-six weeks ended March 30, 2003, amounted to $24.7 million compared to $22.2 million for the twenty-six weeks ended March 31, 2002. The difference in net cash used in investing activities between the comparable periods is due to the Company’s capital expenditures during such periods, net of proceeds from asset disposals.

Net cash used in financing activities amounted to $580,000 and $30.5 million for the twenty-six weeks ended March 30, 2003 and March 31, 2002, respectively. The $580,000 used in financing activities in fiscal 2003 was for principal payments on capital lease obligations. The $30.5 million cash used in financing activities in fiscal 2002 included the redemption of 11,699 shares of the Company’s stock previously held by La Cadena, for $20 million in cash and the issuance of a $20.0 million subordinated note, which bears interest at a rate of 5.0% per annum, payable semi-annually; $4.5 million for the payment of a dividend to La Cadena; and fees of approximately $5.0 million for the consent of the holders of its 10.75% Senior Notes and fees and expenses of the transaction, including a $500,000 financial advisory service fee to La Cadena. The Company redeemed $250,000 of its 10.75% Senior Notes due 2006 for $250,000 plus accrued interest. These Notes were restricted and unregistered. The remaining financing activities in the current and prior year were for principal payment of long-term debt and payments on capital lease obligations.

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

Loans under the revolving loan facility may be repaid and re-borrowed. The loans under the revolving loan facility may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the offshore rate. The commitments under the credit facility may be reduced by Stater Bros. Markets. Stater Bros. Markets will be required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. Outstanding letters of credit under the credit facility are subject to a fee of 1.25% per annum on the face amount of such letters of credit, payable quarterly in arrears. Stater Bros. Markets will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letters of credit issued under the letter of credit facility.

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

As of March 30, 2003, for purposes of the credit facility with Bank of America, both Stater Bros. Markets and the Company were in compliance with all restrictive covenants.

The Company is also subject to certain covenants associated with its 10.75% Senior Notes due 2006. As of March 30, 2003, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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

STATER BROS. HOLDINGS INC.
MARCH 30, 2003

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

99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

STATER BROS. HOLDINGS INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003	/s/ Jack H. Brown

Jack H. Brown Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2003	/s/ Phillip J. Smith

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Phillip J. Smith

Phillip J. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)