Form 10-Q
period 2003-06-29
STATER BROS HOLDINGS INC
filed 2003-08-13
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X .

As of August 13, 2003, there were issued and outstanding
38,301 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
JUNE 29, 2003

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS

	Sept. 29,	June 29,
	2002	2003

Current assets
Cash and cash equivalents	$81,043	$118,478
Receivables	26,500	25,367
Income tax receivables	7,061	1,212
Inventories	175,404	170,258
Prepaid expenses	7,860	8,926
Deferred income taxes	15,281	15,281

Total current assets	313,149	339,522
Investment in unconsolidated affiliate	15,580	16,776
Property and equipment
Land	50,930	50,930
Buildings and improvements	191,514	197,970
Store fixtures and equipment	212,741	233,252
Property subject to capital leases	24,670	24,670

	479,855	506,822
Less accumulated depreciation and amortization	194,039	209,420

	285,816	297,402
Deferred debt issuance costs, net	13,936	11,349
Other assets	5,649	5,512

	19,585	16,861

Total assets	$634,130	$670,561

See accompanying notes to unaudited consolidated financial statements

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDER’S DEFICIT

	Sept. 29,	June 29,
	2002	2003

Current liabilities
Accounts payable	$104,166	$111,652
Accrued payroll and related expenses	41,567	42,528
Other accrued liabilities	46,656	57,909
Current portion of capital lease obligations	1,117	1,049

Total current liabilities	193,506	213,138
Deferred income taxes, long-term	6,500	6,500
Long-term debt	458,750	458,750
Capital lease obligations, less current portion	10,981	10,190
Long-term portion of self-insurance and other reserves	23,855	30,055
Other long-term liabilities	14,659	18,521

Total liabilities	708,251	737,154
Stockholder’s deficit
Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 38,301	—	—
Additional paid-in capital	9,740	9,740
Retained deficit	(83,861)	(76,333)

Total stockholder’s deficit	(74,121)	(66,593)

Total liabilities and stockholder’s deficit	$634,130	$670,561

See accompanying notes to unaudited consolidated financial statements

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	39 Weeks Ended

	June 30,	June 29,
	2002	2003

Sales	$1,989,579	$2,046,776
Cost of goods sold	1,463,461	1,488,105

Gross profit	526,118	558,671
Operating expenses:
Selling, general and administrative expenses	447,052	482,420
Depreciation and amortization	23,160	25,237

Total operating expenses	470,212	507,657

Operating profit	55,906	51,014
Interest income	1,345	770
Interest expense	(39,441)	(39,898)
Equity in earnings from unconsolidated affiliate	2,555	1,196
Other expenses — net	(1,488)	(756)

Income before income taxes	18,877	12,326
Income taxes	7,740	4,798

Net income	$11,137	$7,528

Earnings per share	$257.88	$196.55

Average common shares outstanding	43,186	38,301

Shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended

	June 30,	June 29,
	2002	2003

Sales	$672,779	$688,071
Cost of goods sold	495,637	499,788

Gross profit	177,142	188,283
Operating expenses:
Selling, general and administrative expenses	151,459	165,325
Depreciation and amortization	7,976	8,788

Total operating expenses	159,435	174,113

Operating profit	17,707	14,170
Interest income	319	244
Interest expense	(13,444)	(13,339)
Equity in earnings from unconsolidated affiliate	532	217
Other expenses — net	(179)	(129)

Income before income taxes	4,935	1,163
Income taxes	2,024	394

Net income	$2,911	$769

Earnings per share	$76.00	$20.08

Average common shares outstanding	38,301	38,301

Shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	39 Weeks Ended

	June 30,	June 29,
	2002	2003

Operating activities:
Net income	$11,137	$7,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,160	25,237
Provision for deferred income taxes	(1,813)	—
Loss on disposals of assets	1,489	756
Net undistributed gain in investment in unconsolidated affiliate	(2,555)	(1,196)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(3,465)	1,133
(Increase) decrease in income tax receivables	(905)	5,849
(Increase) decrease in inventories	(4,049)	5,146
Increase in prepaid expenses	(898)	(1,071)
Decrease in other assets	1,621	2,724
Increase in accounts payable	6,811	7,486
Increase in accrued liabilities, long-term portion of self-insurance reserves and other liabilities	21,205	22,276

Net cash provided by operating activities	51,738	75,868

Investing activities:
Purchase of property and equipment	(31,032)	(37,659)
Proceeds from sale of property and equipment	76	85

Net cash used in investing activities	(30,956)	(37,574)

Financing activities:
Debt issuance cost	(5,033)	—
Stock redemption	(20,000)	—
Dividends paid	(4,500)	—
Principal payments on long-term debt	(250)	—
Principal payments on capital lease obligations	(1,104)	(859)

Net cash used in financing activities	(30,887)	(859)

Net increase (decrease) in cash and cash equivalents	(10,105)	37,435
Cash and cash equivalents at beginning of period	101,636	81,043

Cash and cash equivalents at end of period	$91,531	$118,478

Interest paid	$25,351	$25,519
Income taxes paid	$10,459	$750

See accompanying notes to unaudited consolidated financial statements

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 29, 2003

Note 1 — Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the “Company”) and its subsidiaries as of September 29, 2002 and June 29, 2003 and the results of its operations and cash flows for the thirty-nine and thirteen weeks ended June 30, 2002 and June 29, 2003. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report filed on Form 10-K. The operating results for the thirty-nine and thirteen weeks ended June 29, 2003 are not necessarily indicative of the results of operations for a full year.

Note 2 — Income Taxes

     The provision for income taxes for the thirty-nine weeks ended June 30, 2002 and June 29, 2003 consists of the following:

	39 Weeks Ended

	June 30, 2002	June 29, 2003

	(In thousands)
Current
Federal income taxes	$7,155	$3,694
State income taxes	2,398	1,104

	9,553	4,798
Deferred
Federal income taxes	(1,084)	—
State income taxes	(729)	—

	(1,813)	—

	$7,740	$4,798

Note 3 — Unconsolidated Affiliate

     The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. (“Santee”), it operates a fluid milk processing plant located in City of Industry, California, and the Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized income of $2.6 million and $1.2 million for the thirty-nine weeks ended June 30, 2002 and June 29, 2003, respectively. The Company is a significant customer of Santee, which supplies the Company with a substantial portion of its fluid milk and dairy products.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 29, 2003

Note 3 — Unconsolidated Affiliate (contd.)

Summary of unaudited financial information for Santee Dairies LLC is as follows:

	39 Weeks Ended

	June 30, 2002	June 29, 2003

	(In thousands)
Current assets	$23,214	$24,081
Non-current assets	92,388	90,477
Current liabilities	21,331	22,864
Non-current liabilities	63,666	58,262

Shareholders’ equity	30,605	33,432
Sales	138,614	128,505
Gross profit	23,018	21,434
Net income	$5,109	$2,392

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

     Note 6 – Stock Redemption

     During the second quarter of fiscal 2002, the Company obtained consent of the holders of its 10.75% Senior Notes due 2006 to make a distribution and payment to partners of the stockholder consisting of $25.0 million in cash and a subordinated note in the principal amount of $20.0 million. On January 22, 2002, the Company redeemed 11,699 shares of the Company’s stock previously held by La Cadena Investments and made a cash payment of $20.0 million and executed a $20.0 million subordinated note due March 31, 2007 to a former partner of La Cadena Investments. The subordinated note bears interest at a rate of 5.0% per annum, payable semi-annually. On February 1, 2002, the Company paid a $4.5 million dividend to La Cadena Investments. Fees for consent of the holders of its 10.75% Senior Notes and fees and expenses of the transaction, including a $500,000 financial advisory service fee to La Cadena Investments, were approximately $5.0 million.

Note 7 – Redemption of Notes

     During the second quarter of fiscal 2002, the Company redeemed $250,000 of its 10.75% Senior Notes due 2006. The Notes were restricted and unregistered. The Notes were redeemed for $250,000 plus accrued interest.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 29, 2003

Note 8 – Long-Lived Assets

     Financial Accounting Standards Board Statements No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” became effective for the Company on September 30, 2002. This standard replaces SFAS No. 121 and APB No. 30 and amends APB No. 51, among others. Adoption of this standard did not have a material effect on the Company’s financial statements. As part of the adoption of this standard, assets previously classified as “Properties held for sale” on the consolidated balance sheets were reclassified to “Property and equipment”.

Note 9 – Litigation Settlement

     On July 9, 2003, the Company’s principal operating subsidiary Stater Bros. Markets (“Markets”) agreed to a settlement of two lawsuits which had been filed on behalf of certain of Markets’ existing and former store managers and assistant managers which alleged that such workers are non-exempt under California labor laws and are therefore entitled to overtime wages. Markets admitted no wrong doing under the settlement and it believes it has appropriately followed California law in the classification and payment of its employees. Markets believes that the store managers and assistant managers are highly compensated employees with duties and responsibilities which place them in the exempt category under California law and that such employees are not entitled to overtime wages. Markets continues to feel the case was without merit; however, because of escalating litigation expenses, Markets has determined a settlement was the best solution. The maximum amount to be paid by Markets under the settlement is $4.0 million, which includes the plaintiffs’ legal fees. The ultimate amount to be paid will depend upon the number of existing and former store managers and assistant managers who elect to participate in the settlement, and could be less than $4.0 million. As of the date of this filing, the number of individuals participating in the settlement is unknown. Management estimates that the minimum amount to be paid under the settlement is $3.1 million and a liability has been recorded for this amount. $1.1 million of this estimate has been recorded in the thirteen weeks and thirty-nine weeks ended June 29, 2003.

Note 10 –Recent Accounting Pronouncements

     In April 2003, the FASB issued Statement 149, Amendment of Statement 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 requires that contracts with comparable characteristics be accounted for similarly. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position or liquidity.

     In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position, or liquidity.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. The Company is in the initial stages of reviewing this interpretation, but does not believe it has any variable interest entities to which Interpretation 46 would apply.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I — FINANCIAL INFORMATION (contd.)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s unaudited consolidated financial statements prepared in accordance with accounting principals generally accepted in the United States. The preparation of the financial statements requires the use of estimates and judgements on the part of management. The Company based its estimates on the Company’s historical experience combined with management’s understanding of current facts and circumstances. The Company believes that the following critical accounting policies are the most important to the Company’s financial statement presentation and require the most difficult, subjective and complex judgements on the part of management.

Vendor Rebates and Allowances

The Company receives certain rebates and allowances (“allowances”) from its vendors. The Company recognizes these allowances as a reduction in cost of goods sold as the allowances are earned. These allowances are earned by promoting certain products or by purchasing specific amounts of product. The Company records a liability for allowance funds that have been received but not yet earned.

Self-Insurance

The Company is primarily self-insured, subject to certain retention levels, for workers’ compensation, automobile and general liability costs. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in the structure of compensation benefits. In recent years, the Company and employers within the State of California as a whole have seen significant increases in the severity of workers’ compensation claims. While the Company has factored these increases into its estimates of ultimate loss, no assurance can be given that future events will not require a change in these estimates. The Company discounts its insurance reserves for workers’ compensation, automobile and general liability insurance at a discount rate of approximately 7.5%.

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

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and thirty-nine weeks ended June 29, 2003 and June 30, 2002.

	Thirteen Weeks		Thirty-Nine Weeks

	2003	2002	2003	2002

Sales	100.00%	100.00%	100.00%	100.00%
Gross profit	27.36	26.33	27.30	26.44
Operating expenses:
Selling, general and administrative expenses	24.03	22.51	23.57	22.47
Depreciation and amortization	1.27	1.19	1.24	1.16
Operating profit	2.06	2.63	2.49	2.81
Interest income	0.04	0.05	0.04	0.07
Interest expense	(1.94)	(2.00)	(1.95)	(1.98)
Equity in unconsolidated affiliate	0.03	0.08	0.06	0.13
Other expenses — net	(0.02)	(0.03)	(0.04)	(0.08)
Income before income taxes	0.17%	0.73%	0.60%	0.95%

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Sales for the thirteen weeks ended June 29, 2003, the third quarter of fiscal 2003, increased 2.27% and amounted to $688.1 million compared to $672.8 million for the same period in the prior year. Sales for the thirty-nine weeks ended June 29, 2003, increased 2.87% and amounted to $2.047 billion compared to $1.990 billion for the same period in the prior year. The increase in sales in the third quarter of fiscal 2003 and fiscal year to date of 2003 was due primarily to favorable customer response to the Company’s marketing plan, which emphasizes high quality, large product selections and customer service. Like store sales increased 1.84% and 2.37% for the thirteen-week and thirty-nine week periods ended June 29, 2003, respectively. During the third quarter of fiscal 2003, the Company opened a new store location in Corona, California. The Company operated 157 supermarkets at June 29, 2003 and 156 supermarkets at June 30, 2002.

Gross profit for the thirteen weeks ended June 29, 2003, amounted to $188.3 million or 27.36% of sales compared to $177.1 million or 26.33% of sales in the same period of the prior year. Gross profit for the thirty-nine weeks ended June 29, 2003, amounted to $558.7 million or 27.30% of sales compared to $526.1 million or 26.44% of sales in the same period of the prior year. The increase in gross profit, as a percentage of sales, in both the third quarter of 2003 and for the fiscal year to date of 2003, was due primarily to an increase in the sales of higher margin items.

Operating expenses include selling, general and administrative expenses, and depreciation and amortization. For the thirteen weeks ended June 29, 2003, selling, general and administrative expenses amounted to $165.3 million or 24.03% of sales compared to $151.5 million or 22.51% of sales for the thirteen weeks ended June 30, 2002. For the thirty-nine weeks ended June 29, 2003, selling, general and administrative expenses amounted to $482.4 million or 23.57% of sales compared to $447.1 million or 22.47% of sales for the thirty-nine weeks ended June 30, 2002. The increase in selling, general and administrative expenses as a percentage of sales during the third quarter of fiscal 2003 and for the year to date of fiscal 2003, was due primarily to increases in payroll related expenses.

Depreciation and amortization expenses amounted to $8.8 million and $25.2 million for the third quarter and year to date periods ended June 29, 2003, respectively. Depreciation and amortization expenses amounted to $8.0 million and $23.2 million for the quarter and year to date periods of the prior year. The increase in depreciation and amortization expenses in fiscal 2003 was primarily due to the increase in fixed assets.

Operating profit for the third quarter of 2003 amounted to $14.2 million or 2.06% of sales compared to $17.7 million or 2.63% of sales for the third quarter of 2002. Operating profit for the fiscal year to date of 2003 amounted to $51.0 million or 2.49% of sales compared to $55.9 million or 2.81% of sales for the fiscal year to date of 2002.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Interest expense amounted to $13.3 million for the third quarter of 2003 compared to $13.4 million for the third quarter of 2002. For the fiscal year to date of 2003 and 2002, interest expense amounted to $39.9 million and $39.4 million, respectively. The increase in interest expense over the prior year was primarily due to the issuance, in January 2002, of a $20.0 million subordinated note in connection with the redemption of the Company’s stock.

The Company’s equity in earnings from unconsolidated affiliate, amounted to $217,000 for the third quarter of fiscal 2003 compared to $532,000 in the third quarter of the prior year. For the fiscal year to date periods of 2003 and 2002, the Company’s equity in earnings from unconsolidated affiliate amounted to $1.2 million and $2.6 million, respectively. The difference in equity in earnings from unconsolidated affiliate for the fiscal quarter 2003 over 2002 was due to decreased sales volumes and margins at the affiliate. The difference in equity in earnings in the year to date fiscal 2003 versus fiscal 2002 is due primarily to the revaluation, by the affiliate in fiscal 2002, of deferred tax benefits arising from past net operating losses.

Income before income taxes amounted to $1.2 million and $4.9 million for the third quarter of 2003 and 2002, respectively. Income before income taxes amounted to $12.3 million and $18.9 million for the thirty-nine weeks year to date periods of 2003 and 2002, respectively.

Net income for the third quarter amounted to $0.8 million and $2.9 million for 2003 and 2002, respectively. Net income for the fiscal year to date periods amounted to $7.5 million and $11.1 million for 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended, became effective August 6, 1999 and expires in March 2005 and consists of a revolving loan facility for working capital of $75.0 million which includes a Letter of Credit Sublimit with a maximum availability of $50 million. As of June 29, 2003, the Company had $47.7 million of outstanding letters of credit and had $27.3 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements and as security for certain rent obligations.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of June 29, 2003.

	Contractual Cash Obligations (In thousands)

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

10.75% Senior Notes due August 2006
Principal	$438,750	$—	$—	$438,750	$—
Interest	161,149	47,166	94,331	19,652	—

	599,899	47,166	94,331	458,402	—
5.0% Subordinated Note due March 2007
Principal	20,000	—	—	20,000	—
Interest	4,000	1,000	2,000	1,000	—

	24,000	1,000	2,000	21,000	—
Capital Lease Obligations(1)
Principal	11,239	1,049	1,819	1,857	6,514
Interest	10,116	1,770	2,981	2,409	2,956

	21,355	2,819	4,800	4,266	9,470
Operating Leases(1)	229,613	31,504	57,800	45,642	94,667

Total Contractual Cash Obligations	$874,867	$82,489	$158,931	$529,310	$104,137

	Other Commercial Commitments (In thousands)

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit(2)	$47,702	$47,702	$—	$—	$—

Total Other Commercial Commitments	$47,702	$47,702	$—	$—	$—

(1) The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain leases provide for additional rents based on sales. Primary lease terms range from 10 to 99 years and substantially all leases provide for renewal options.

(2) Standby letters of credit are committed as security for workers’ compensation obligations and as security for current rent obligations. Outstanding letters of credit expire between December 2003 and October 2004.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Working capital amounted to $126.4 million at June 29, 2003 and $119.6 million at September 29, 2002, and the Company’s current ratios were 1.59:1, and 1.62:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Net cash provided by operating activities in the thirty-nine weeks ended June 29, 2003 amounted to $75.9 million compared to $51.7 million for the thirty-nine weeks ended June 30, 2002. Fluctuations in net cash provided by operating activities are not unusual in the industry. Cash provided by operating activities in fiscal 2003 of $75.9 million consisted of a $22.3 million increase in accrued liabilities, self-insurance reserves and other liabilities, an increase of $7.5 million in accounts payable, a decrease in income tax receivables of $5.8 million, a decrease of $5.1 million in inventory and $25.2 million of depreciation and amortization. Cash provided by operating activities in fiscal 2002 of $51.7 million consisted of a $21.2 million increase in accrued liabilities, self-insurance reserves and other liabilities, an increase of $6.8 million in accounts payable and $23.2 million of depreciation and amortization offset by an increase in inventories of $4.0 million and an increase in receivables of $3.5 million.

Net cash used in investing activities for the thirty-nine weeks ended June 29, 2003, amounted to $37.6 million compared to $31.0 million for the thirty-nine weeks ended June 30, 2002. The difference in net cash used in investing activities between the comparable periods is due to the Company’s capital expenditures during such periods, net of proceeds from asset disposals. Capital expenditures amounted to $37.7 million in the fiscal year to date of 2003 compared to $31.0 million in the fiscal year to date of 2002.

Net cash used by financing activities amounted to $0.9 million and $30.9 million for the thirty-nine weeks ended June 29, 2003 and June 30, 2002, respectively. The $0.9 million used in financing activities in fiscal 2003 was for principal payments on capital lease obligations. The $30.9 million cash used in financing activities in fiscal 2002 included the redemption of 11,699 shares of the Company’s stock previously held by La Cadena, for $20 million in cash and the issuance of a $20.0 million subordinated note, which bears interest at a rate of 5.0% per annum, payable semi-annually; $4.5 million for the payment of a dividend to La Cadena; and fees of approximately $5.0 million for the consent of the holders of its 10.75% Senior Notes and fees and expenses of the transaction, including a $500,000 financial advisory service fee to La Cadena. The Company redeemed $250,000 of its 10.75% Senior Notes due 2006 for $250,000 plus accrued interest. These Notes were restricted and unregistered. The remaining financing activities in the prior year was for principal payment of long-term debt and payments on capital lease obligations.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The Credit Facilities

The Company’s principal operating subsidiary, Markets, signed a credit facility with Bank of America N.A. on August 6, 1999, and subsequently signed the First Amendment dated September 15, 2000, the Second Amendment dated December 13, 2001, the Third Amendment dated January 18, 2002 and the Fourth Amendment dated February 4, 2003. The current provisions of the original credit agreement and subsequent amendments are collectively referred to herein as “the credit facility”. The credit facility provides for (i) a $75.0 million revolving loan facility and (ii) a “Letter of Credit Sublimit” which is defined as an amount equal to the lesser of (a) the Revolving Loan Commitment and (b) $50,000,000. The Letter of Credit Sublimit is part of, and not in addition to, the Revolving Loan Commitment. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, workers’ compensation insurance obligations and as security for certain rent obligations.

The availability of the loans and letters of credit are subject to certain sublimits and other borrowing restrictions. Indebtedness of Markets under the credit facility is guaranteed by Stater Bros. Development, Inc., a subsidiary of the Company, and any subsidiaries that Markets or Stater Bros. Development, Inc. acquires or forms after the date of the credit facility.

Loans under the credit facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the rate of interest publicly announced by Bank of America as its “reference rate”), plus 1.00%, or (ii) the “Offshore Rate” (defined as the average British Bankers Association Interest Settlement Rate for deposits in dollars, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 1.75%. For Offshore Rate Loans, the Offshore Rate will be applied in consecutive periods of the earlier of (a) the maturity date of the loan or (b) periods, as selected by Markets of one, two, three or six months.

The revolving loan facility will cease to be available and will be payable in full on March 31, 2005. Letters of credit under the credit facility can be issued until March 31, 2006. The loans under the revolving loan facility must be repaid for a period of ten consecutive days semi-annually.

Loans under the revolving loan facility may be repaid and re-borrowed. The loans under the revolving loan facility may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the offshore rate. The commitments under the credit facility may be reduced by Markets. Markets will be required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. Outstanding letters of credit under the credit facility are subject to a fee of 1.25% per annum on the face amount of such letters of credit, payable quarterly in arrears. Markets will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letters of credit issued under the letter of credit facility.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The Credit Facilities (contd.)

Availability of the loans and letters of credit under the credit facility is subject to a monthly borrowing base test based on inventory. The credit facility requires Markets to meet certain financial tests, including minimum net worth and minimum EBITDA tests. The credit facility contains covenants which, among other things, will limit indebtedness, liens, guarantee obligations, mergers, consolidations, liquidations and dissolutions, asset sales, leases, investments, loans and advances, transactions with affiliates, sale and leasebacks, other matters customarily restricted in such agreements and modifications to the holding company status of the Company.

The credit facility also contains covenants that apply to the Company and the Company is a party to the credit facility for purposes of these covenants. These covenants, among other things, limit dividends and other payments in respect to the Company’s capital stock, prepayments and redemptions of the exchange notes and other debt, and limit indebtedness, investments, loans and advances by the Company.

The credit facility requires the Company and Markets to comply with certain covenants intended to ensure that their legal identities remain separate.

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

As of June 29, 2003, for purposes of the credit facility with Bank of America, both Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 10.75% Senior Notes due 2006. As of June 29, 2003, the Company was in compliance with all such covenants. However, there can be no assurance that Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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

Not Applicable.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4. CONTROLS AND PROCEDURES

As of the quarter ended June 29, 2003, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. During the quarter and fiscal year to date periods ended June 29, 2003, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken.

STATER BROS. HOLDINGS INC.
JUNE 29, 2003

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

On July 9, 2003, the Company’s principal operating subsidiary Markets, agreed to a settlement of two lawsuits which had been filed on behalf of certain of Markets’ existing and former store managers and assistant managers which alleged that such workers are non-exempt under California labor laws and are therefore entitled to overtime wages. Markets admitted no wrong doing under the settlement and it believes it has appropriately followed California law in the classification and payment of its employees. Markets believes that the store manages and assistant managers are highly compensated employees with duties and responsibilities which place them in the exempt category under California law and that such employees are not entitled to overtime wages. Markets continues to feel the case was without merit; however, because of escalating litigation expenses, Markets determined a settlement was the best solution. The maximum amount to be paid by Markets under the settlement is $4.0 million, which includes the plaintiffs’ legal fees. The ultimate amount to be paid will depend upon the number of existing and former store managers and assistant managers who elect to participate in the settlement, and could be less than $4.0 million. As of the date of this filing, the number of individuals participating in the settlement is unknown. Management estimates that the minimum amount to be paid under the settlement is $3.1 million and a liability has been recorded for this amount. $1.1 million of this estimate has been recorded in the thirteen weeks and thirty-nine weeks ended June 29, 2003.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

31.1	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

STATER BROS. HOLDINGS INC.
JUNE 29, 2003

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

Current Report on Form 8-K dated July 11, 2003.

STATER BROS. HOLDINGS INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003	/s/ Jack H. Brown

Jack H. Brown Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2003	/s/ Phillip J. Smith

Phillip J. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)