Form 10-K
period 2003-09-28
STATER BROS HOLDINGS INC
filed 2003-12-19
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 28, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

     No voting stock of the registrant is held by non-affiliates of the registrant.

     Number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of December 19, 2003—Class A Common Stock - 38,301 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

STATER BROS. HOLDINGS INC.
FORM 10-K

PART I

Item 1. Business

General

Stater Bros. Holdings Inc. was incorporated in Delaware in 1989 and together with its wholly-owned subsidiaries, Stater Bros. Markets and Stater Bros. Development, Inc., (collectively “Stater Bros.” or the “Company”) were founded in 1936 when the first Stater Bros. Market opened in Yucaipa, California. The Company is a leading supermarket chain in Southern California and operates 157 supermarkets under the Stater Bros. Markets name.

The Company has grown, primarily by constructing supermarkets in its primary trading areas, through the enlargement of existing supermarkets and through a strategic acquisition in August 1999 of 43 supermarkets in Southern California. Stater Bros.’ supermarkets consist of approximately 5.2 million total square feet including approximately 3.7 million selling square feet. The Company’s supermarkets offer its customers a high level of customer service, broad selections of grocery, meat, produce, liquor and general merchandise. All of the Company’s supermarkets have expanded selections of produce and full-service meat departments. Nearly all of the supermarkets have hot service delicatessens and many have bakery departments.

The Company utilizes a centralized warehouse and distribution facilities that provide the Company’s supermarkets with approximately 77% of the volume of the merchandise they offer for sale. The Company’s warehouse and distribution facilities encompass approximately 1,660,000 square feet and include facilities for grocery, deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products.

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

Acquisition

On May 7, 1999, Stater Bros. entered into an agreement with Albertson’s, Inc. (“Albertson’s”) to purchase 43 supermarkets and one future store site (the “Acquisition”) in Stater Bros.’ existing and contiguous market areas. The stores were formerly operated by Albertson’s or Lucky Stores and were divested in connection with the merger of Albertson’s and American Store Company, the parent of Lucky Stores. The purchase price was $94.4 million for land, buildings and equipment, $39.6 million for inventories on hand at closing, and the assumption of $13.3 million of capitalized lease obligations and approximately $2.2 million of capitalized costs related to the transfer of ownership of the supermarkets. The supermarkets were acquired sequentially over a twenty-four day period, which began on August 9, 1999. Each acquired store was reopened under the Stater Bros. name within two days of its acquisition and was fully integrated into the Stater Bros. operating systems.

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

Business Strategy

Store Profile and Locations

The Company’s supermarkets have well-established locations and low overhead expenses, including fixed rent payments in most supermarkets. In addition, the Company believes that its existing supermarkets are well maintained and generally require capital expenditures only for customary maintenance. An average supermarket is approximately 33,100 square feet, while newly constructed supermarkets range from approximately 40,000 square feet to 46,000 square feet. Stater Bros. supermarkets typically utilize approximately 72% of total square feet for retail selling space. The Company operates its supermarkets with minimal back-room storage space because of the close proximity of its distribution facility to its store locations. Generally, all Stater Bros. supermarkets are similarly designed and stocked thereby allowing Stater Bros.’ customers to find items easily in any of the Company’s supermarkets.

Substantially all of the Company’s 157 supermarkets are located in neighborhood shopping centers in well-populated residential areas. The Company endeavors to locate its supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.

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

Store Expansion and Remodeling

The Company has historically focused its expansion in the San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern counties of Southern California. Such expansion has been accomplished through improving and remodeling existing stores, constructing new supermarkets, and the acquisition of other supermarket operations. The number of supermarkets operated by the Company is 157 as of September 28, 2003. The Company intends to continue to expand its existing supermarket operations by enlarging and remodeling existing supermarkets and constructing new supermarkets. The Company may also make strategic acquisitions of existing supermarkets, if such opportunities arise.

Item 1. Business (contd.)

Store Expansion and Remodeling (contd.)

The Company monitors sales and profitability of its operations on a store-by-store basis and enlarges, remodels or replaces stores in light of their performance and management’s assessment of their future potential. Approximately 75% of the Company’s supermarkets have been either newly constructed or remodeled within the last five years. Minor remodels cost between $100,000 and $500,000 and typically include new fixtures and may include a change in decor. Major remodels cost in excess of $500,000 and typically involve more extensive refurbishment of the store’s interior and may include the addition of one or more specialty service departments such as a hot service delicatessen or a bakery. Expansions entail enlargement of the store building and typically includes breaking through an exterior wall. The primary objectives of remodelings and expansions are to improve the attractiveness of supermarkets, increase sales of higher margin product categories and, where feasible, to increase selling area. The Company conducts all of its new construction and most of its remodeling through its wholly owned subsidiary, Stater Bros. Development, Inc., which serves as the general contractor for all Company construction projects.

The following table sets forth certain statistical information with respect to the Company’s supermarket expansion and remodeling for the periods indicated.

	Fiscal Year Ended

	Sept. 26,	Sept. 24,	Sept. 30,	Sept. 29,	Sept. 28,
	1999	2000	2001	2002	2003

Number of supermarkets:
Opened	1	—	1	1	1
Acquired	43	—	—	—	—
Replaced	(1)	—	(1)	—	—
Total at end of year	155	155	155	156	157
Minor Remodel	7	17	10	11	20
Major Remodel	10	2	2	3	4
Expansion	—	1	—	—	—

Beyond 2003, the Company plans to open approximately three to six new stores per year, based upon a number of factors, including customer demand, market conditions, profitability, costs of opening, and availability of financing for such new stores. The Company’s plans with respect to major and minor remodels, expansion and new construction are reviewed continually and are revised, if appropriate, to take advantage of marketing opportunities. The Company finances its new store construction primarily from cash provided by operating activities and short-term borrowings under its credit facilities. Long-term financing of new stores generally will be obtained through either sale and leaseback transactions or secured long-term financings. However, no assurances can be made as to the availability of such financings.

Warehouse and Distribution Facilities

The Company’s warehouse and distribution facilities and administrative offices are located in Colton, California, and encompass approximately 1,660,000 square feet. The facilities include warehouses for grocery, deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products. Management believes that its existing warehouse and distribution facilities are adequate to meet its current volume. Approximately 77% of the volume of the products offered for sale in the Company’s supermarkets are processed through the Company’s warehouse and distribution facilities.

The Company’s warehouse and distribution facilities are centrally located and are an average distance of approximately 41 miles from its supermarkets. Most supermarkets can be reached without using the most congested portions of the Southern California freeway system.

Item 1. Business (contd.)

Warehouse and Distribution Facilities (contd.)

The Company’s transportation fleet consists of modern well-maintained vehicles. As of September 28, 2003, the Company operated approximately 139 tractors, 122 which were owned and 17 which were leased and 426 trailers, all of which were owned.

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

     Store Management. Each supermarket is managed by a store manager and an assistant manager, each of whom receives a base salary and may receive a bonus based on the individual supermarket’s overall performance and management of labor costs within the supermarket. The store manager and assistant manager are supported by their store management staff who have the training and skills necessary to provide proper customer service, operate the store and manage personnel in each department. Each store has individual department managers for grocery, meat, produce, and where applicable, bakeries, hot service delicatessens and seafood. Store managers report to one of nine district managers, each of whom is responsible for an average of 17 supermarkets. District managers report to one of three Regional Vice Presidents.

     Customer Service. The Company considers customer service and customer confidence to be critical to the success of its business strategy. This strategy, to provide courteous and efficient customer service through specific programs and training, is a focus of the Senior Management and is implemented by employees at all levels of the Company. The Company maintains an intensive checker training school to train prospective checkers and to provide a refresher program for existing checkers. All of the Company’s supermarkets provide customers with carry-out service and have express checkout lanes.

Item 1. Business (contd.)

Santee Dairies, LLC

Stater Bros. and The Kroger Co., which operates as Ralphs Supermarkets, currently each own a 50% interest in Santee Dairies, LLC, and have jointly owned the Santee Dairies operation since 1986. Santee Dairies operates one of the largest dairy plants in California and provides fluid milk products to Stater Bros., Ralphs, and other customers in Southern California. Santee Dairies processes, packages and distributes whole, low-fat and non-fat milk, as well as orange juice, fruit drinks and certain other cultured milk products under the Knudsen, Foremost and certain store brand names. Santee Dairies is the exclusive licensee of the Knudsen trademark from Kraft Foods, Inc. for fluid milk, juices and certain other cultured milk products in the Southern California market. In addition, Santee Dairies is the exclusive licensee for Foremost Farms USA, Cooperative of the Foremost trademark for fluid milk in Southern California. Santee Dairies also distributes Hershey chocolate milk under license. In calendar year 2002, Santee Dairies processed approximately 68.5 million gallons of fluid products, including 55.4 million gallons of fluid milk. Total revenues in Santee Dairies’ 52-week fiscal year ended December 28, 2002 were $177.0 million, of which approximately $85.5 million were sales to Stater Bros. and Ralphs. Santee Dairies also sells to unaffiliated supermarkets, independent food distributors, military bases and foodservice providers in Southern California.

The dairy’s capacity to process milk is approximately 250,000 to 350,000 gallons per day, with the ability to expand capacity to approximately 500,000 gallons per day.

Stater Bros. and Santee Dairies are parties to a ten year fluid milk purchase agreement entered into in July 1997. It requires that Stater Bros. purchase its requirements of fluid milk and certain other products, subject to a minimum volume each year equal to approximately 80% of the volume purchased during Stater Bros.’ 1996 fiscal year. Prices under the agreement are calculated to cover Santee Dairies’ direct and indirect costs of production, including financing costs. However, recoverable costs by Santee Dairies may not include under any circumstances amounts owing solely by reason of the acceleration of principal payments under any loan agreement to which Santee Dairies is a party.

The Company accounts for its investment in Santee Dairies using the equity method of accounting.

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

The Company uses the Stater Express system in all of the Company’s supermarkets. Stater Express is a combined supermarket technology platform that includes enhanced systems for check verification and acceptance and provides alternative pay choices such as most nationally recognized financial institution debit and credit cards. Stater Express also provides each supermarket with the technology required to print in-store-advertising signs and connects each supermarket to the Company’s host computer which provides certain efficiencies in data transfers between the supermarkets and the Company’s main office.

Item 1. Business (contd.)

Employees

The Company has approximately 13,500 employees, approximately 800 of whom are management and administrative employees and approximately 12,700 of whom are hourly employees. Approximately 72% of the Company’s employees work part-time. Substantially all of the Company’s hourly employees are members of either the United Food and Commercial Workers (“UFCW”) or International Brotherhood of Teamsters (“Teamsters”) labor unions and are represented by several different collective bargaining agreements.

The Company’s collective bargaining agreement with the UFCW, which covers the largest number of employees, expired in October 2003. The UFCW had the same collective bargaining agreement with the Company and with the Company’s three major competitors, Vons, Albertson’s and Ralphs. On April 14, 2003, prior to the expiration of the collective bargaining agreement, the Company signed an agreement with the UFCW which stated that the Company would accept the same contract terms that the UFCW negotiated with Vons, Albertson’s and Ralphs. In return, the UFCW agreed not to strike the Company. The Company is not a party to the contract negotiations between the UFCW and Vons, Albertson’s and Ralphs.

Prior to the labor action, Vons, Albertson’s and Ralphs informed the UFCW that a strike against any one of the grocery chains would be considered as a strike against all three chains. On October 11, 2003, the UFCW declared a strike against Vons; in turn Albertson’s and Ralphs locked out all of their UFCW employees. As of the date of this filing, a new agreement has not been reached and the strike and lockout continue. The effect, if any, of any new collective bargaining agreement on the Company’s future labor costs is unknown. Also, the long-term effect on the Company’s sales volume resulting from the strike is unknown.

The Teamsters’ collective bargaining agreement was renewed in September 2002 and expires in September 2005.

The Company values its employees and believes its relationship with them is good and that employee loyalty and enthusiasm are key elements of its operating performance.

Competition

The Company operates in a highly competitive industry characterized by narrow profit margins. Competitive factors include price, quality and variety of products, customer service, and store location and condition. The Company believes that its competitive strengths include its specialty services, everyday low prices, breadth of product selection, high product quality, one-stop shopping convenience, attention to customer service, convenient store locations, a long history of community involvement, established long-term customer base in the Inland Empire (consisting of San Bernardino and Riverside counties) and a growing customer awareness in the counties of Orange, San Diego and Los Angeles.

Given the wide assortment of products it offers, the Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. The Company’s primary competitors include Vons, Albertson’s, Ralphs, and a number of independent supermarket operators. The Company, and its competitors, will be faced with additional competitive pressures with the entry in the geographic market area of Wal-Mart’s Super Center format stores. Wal-Mart currently has a number of Wal-Mart discount locations and Sam’s Clubs within the Company’s marketing area selling a variety of grocery products. The Company believes that its everyday low prices, breadth of product offering, specialty service departments and long-term customer relationships will help it withstand the increased competitive environment.

Item 1. Business (contd.)

Government Regulation

The Company is subject to regulation by a variety of governmental authorities, including federal, state and local agencies that regulate trade practices, building standards, labor, health, safety and environmental matters. The Company is also subject to agencies that regulate the distribution and sale of alcoholic beverages, tobacco products, milk and other agricultural products and other food items.

Environmental

Environmental remediation costs incurred over the past five years were approximately $1.5 million, in the aggregate, including remediation costs of approximately $101,000 in 1999, $198,000 in 2000, $495,000 in 2001, $324,000 in 2002 and $395,000 in 2003. Management believes that any such future remediation costs will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 2. Properties

The Company leases its warehouse and distribution facilities located in Colton, California, and management believes that its warehouse and distribution facilities are well maintained and are adequate to meet its current volume.

The following schedule presents the Company’s warehouse and distribution facilities by product classification and the size of each facility as of September 28, 2003.

Square
Facility	Feet

Grocery	960,000
Health and beauty care and general merchandise	188,000
Produce, meat and meat deli	118,000
Grocery deli	116,000
Frozen	146,000
Bakery	40,000
Support and administrative offices	92,000

Total	1,660,000

As of September 28, 2003, the Company owned 45 of its supermarkets and leased the remaining 112 supermarkets. Management believes that its supermarkets are well maintained and adequately meet the expectations of its customers. The Company operates 157 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. The following schedule reflects the Company’s store count by size and county, and the number of stores that are either leased or owned as of September 28, 2003.

	No. of Stores			Total Square Feet

				Under	25,000-	30,000-	35,000-	Over
County	Total	Owned	Leased	25,000	29,999	34,999	40,000	40,000

San Bernardino	47	9	38	5	16	6	14	6
Riverside	41	12	29	10	14	5	5	7
Orange	30	11	19	4	13	1	4	8
Los Angeles	27	8	19	5	7	1	3	11
San Diego	10	5	5	—	1	—	2	7
Kern	2	—	2	—	—	1	1	—

Total	157	45	112	24	51	14	29	39

The total size of the Company’s supermarkets is approximately 5,205,000 square feet, of which 3,724,000 is selling square feet.

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

On July 9, 2003, the Company’s principal operating subsidiary Stater Bros. Markets (“Markets”) agreed to a settlement of two lawsuits which had been filed on behalf of certain of Markets’ existing and former store managers and assistant managers which alleged that such workers are non-exempt under California labor laws and are therefore entitled to overtime wages. Markets admitted no wrong doing under the settlement and it believes it has appropriately followed California law in the classification and payment of its employees. Markets believes that the store managers and assistant managers are highly compensated employees with duties and responsibilities which place them in the exempt category under California law and that such employees are not entitled to overtime wages. Markets continues to feel the case was without merit; however, because of escalating litigation expenses, Markets determined a settlement was the best solution. The amount of the settlement was $3.2 million. Of the $3.2 million, $1.2 million of the settlement was recognized as expense in fiscal 2003 and $2.0 million was recognized as expense in fiscal 2001. Subsequent to year-end, the settlement was paid.

In July of 2002, Markets initiated litigation on its own behalf and derivatively on behalf of Santee in the Superior Court for the State of California, County of Los Angeles, against Hughes Markets, Inc., Ralphs Grocery Company (“Ralphs”), Fred Meyer, Inc. and The Kroger Company (“Defendants”) alleging among other things breaches of their Product Purchase Agreement with Santee and failure to make certain capital contributions for Santee’s dairy facility in the City of Industry. In July of 2003, Defendants filed a cross-complaint against Markets, Santee and others seeking among other things Declaratory Relief for interpretation of the requirements of the Product Purchase Agreements and for damages against Markets, Santee and certain directors of Santee for adoption of a Milk Incentive Program and payments to Markets under that program and other claims for damages. Subsequent to year-end, the parties mediated and reached a settlement agreement that is subject to a sixty day close. A component of the settlement requires the parties to execute a transfer agreement whereby Defendants will relinquish its right, title and interest in Santee to the Company.

Environmental Matters

Environmental remediation costs incurred during the last five years were approximately $1.5 million, in the aggregate, including remediation costs of approximately $101,000 in 1999, $198,000 in 2000, $495,000 in 2001, $324,000 in 2002 and $395,000 in 2003. Management believes that any such future remediation costs will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

(a)	Market Information

There is no established public trading market for the Company’s common equity.

(b)	Holders

	Authorized	Outstanding

Common Stock	100,000	0
Class A Common Stock	100,000	38,301

La Cadena holds 38,301 shares, or 100% of the Company’s Class A Common Stock.

(c)	Dividends

The Company’s credit facility with Bank of America N.A. dated August 6, 1999 and as subsequently amended, limits the Company’s ability to pay dividends. The Company may declare and pay dividends after December 31, 2000, but the aggregate amount of the dividend may not exceed 50% of the cumulative amount of the Company’s consolidated net income from the fiscal periods after September 30, 2000 through the most recent quarter prior to the declaration and payment of dividends.

Dividends of $4.5 million were paid in fiscal 2002 on the common equity of the company. Cumulative consolidated net income from September 30, 2000 through December 30, 2001 was $11.8 million. No dividends were paid in fiscal years 2003 and 2001. The Company does not intend to pay dividends on its common equity in the foreseeable future.

Item 6. Selected Financial Data

The following table sets forth historical financial data derived from the audited consolidated financial statements of the Company as of and for the fiscal years ended September 26, 1999, September 24, 2000, September 30, 2001, September 29, 2002 and September 28, 2003. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Audited Consolidated Financial Statements of the Company and related notes thereto contained elsewhere herein. The information included in “Other Operating and Financial Data” and “Store Data” is unaudited.

	Fiscal Years Ended

	Sept. 26,	Sept. 24,	Sept. 30,(6)	Sept. 29,	Sept. 28,
	1999	2000	2001	2002	2003

		(In thousands of dollars except per share and store data)
Statement of Earnings Data:
Sales	$1,830,195	$2,417,710	$2,573,913	$2,666,346	$2,753,774
Cost of goods sold	1,387,619	1,819,068	1,911,065	1,957,526	1,999,361

Gross profit	442,576	598,642	662,848	708,820	754,413
Selling, general and administrative expenses	377,195	532,147	572,815	608,289	652,291
Depreciation and amortization	16,591	25,580	29,061	31,493	34,308
Acquisition integration expenses	5,590	4,594	—	—	—

Total operating expenses	399,376	562,321	601,876	639,782	686,599

Operating profit	43,200	36,321	60,972	69,038	67,814
Interest and other income (expense)	2,951	3,217	3,151	142	(44)
Interest expense(1)	(62,174)	(51,784)	(52,410)	(52,814)	(53,254)
Equity in income from unconsolidated affiliate	1,130	1,483	1,584	2,914	1,330

Income (loss) before income taxes	(14,893)	(10,763)	13,297	19,280	15,846
Income taxes (benefit)	(5,861)	(4,596)	5,452	7,491	5,719

Net income (loss)	$(9,032)	$(6,167)	$7,845	$11,789	$10,127

Earnings (loss) per common share	$(180.64)	$(123.34)	$156.90	$280.92	$264.41

(footnotes on following page)

Item 6. Selected Financial Data (contd.)

Fiscal Years Ended

Sept. 26,	Sept. 24,	Sept. 30,(6)	Sept. 29,	Sept. 28,
1999	2000	2001	2002	2003

(In thousands of dollars except per share and store data)
Balance Sheet Data (end of fiscal year):
Working capital	$127,029	$107,907	$120,457	$119,643	$124,517
Total assets	603,917	595,288	629,294	634,130	667,826
Long-term notes	455,048	439,000	439,000	458,750	458,750
Long-term capitalized lease obligations	15,625	13,679	12,098	10,981	9,926
Other long-term liabilities	10,960	14,070	24,608	45,014	54,916
Common stockholders’ deficit	(43,087)	(49,254)	(41,409)	(74,121)	(63,994)
Dividends paid per share, Class A Common Stock	$—	$—	$—	$117.49	$—
Cash Flow Data:
Cash provided by operating activities	59,296	15,385	79,393	51,168	82,950
Cash provided by (used in) financing activities	152,912	(10,664)	(7,140)	(31,218)	(1,116)
Cash used in investing activities	(176,137)	(35,442)	(33,248)	(40,543)	(51,725)
Other Operating and Financial Data:
Sales increases:
Total stores	6.0%	32.1%	6.5%	3.6%	3.3%
Like stores (comparable 52-weeks)(2)	1.9%	1.4%	4.5%	5.3%	2.8%
EBITDA(3)	$63,872	$66,601	$94,768	$103,587	$103,408
Operating profit	$43,200	$36,321	$60,972	$69,038	$67,814
Ratio of earnings to fixed charges(1)(4)	0.83	x	0.87	x	1.19	x	1.25	x	1.21	x
Gross profit as a percentage of sales	24.18%	24.76%	25.75%	26.58%	27.40%
Selling, general and administrative expenses as a percentage of sales	20.61%	22.01%	22.25%	22.81%	23.69%
Store Data(5):
Number of stores (at end of fiscal year)	155	155	155	156	157
Average sales per store (000s)	$15,741	$15,598	$16,606	$17,092	$17,619
Average store size:
Total square feet	32,895	32,910	33,018	33,083	33,111
Selling square feet	23,570	23,570	23,639	23,675	23,693
Total square feet (at end of fiscal year) (000s)	5,099	5,101	5,118	5,161	5,205
Total selling square feet (at end of fiscal year) (000s)	3,653	3,653	3,664	3,693	3,724
Sales per total sq. ft.	$531	$474	$503	$517	$532
Sales per selling sq. ft.	$736	$662	$702	$722	$744

(1)	Effective September 30, 2002, the Company adopted FASB Statement 145, “Rescission of Statements 4, 44 and 62” (“SFAS 145”). SFAS 145 rescinds Statement 4, “Reporting Gains and Losses from Extinguishment of Debt”. Under SFAS 145, gains and losses from extinguishment of debt previously reported as extraordinary items were reclassified to continuing operations. For fiscal 1999, a $17.3 million ($28.5 million less tax effect) extraordinary loss from the early retirement of 9% Senior Subordinated Notes due 2004 and 11% Senior Notes due 2001 was reclassified to continuing operations. For fiscal 1999, $28.5 million was reclassified as an increase to interest expense and $11.2 was reclassified as a reduction to income taxes. For fiscal 2000, a $1.1 million ($1.9 million less tax effect) extraordinary gain from the early retirement of $11 million of 10.75% Senior Notes due 2006 was reclassified to continuing operations. For fiscal 2000, $1.9 million was reclassified as a decrease to interest expense and $0.8 million was reclassified as an increase to income taxes.

(footnotes continued on following page)

Item 6. Selected Financial Data (contd.)

(2)	Like store sales are calculated by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year, only the current year monthly sales that correspond to the months the store was open in the previous year are used. Since replacement stores are replacing an existing operating store, all of the current year replacement store sales are included in the like store sales calculation. There were no stores closed in the years considered in this table.

(3)	EBITDA is included here as the Company believes that it is used by the Company’s bond holders, security analysts and other interested parties to evaluate the Company’s operating results and as a measure of the Company’s ability to both service debt and to comply with certain debt covenants. Management uses EBITDA as one measure of operating performance and believes that it is an important measure of liquidity. EBITDA is a calculation derived from the Company’s debt covenants and is defined as earnings before interest expense, income taxes and depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be used as an alternative to, or be construed as more meaningful than, operating profit or cash flows as an indicator of the Company’s operating performance. The following table reconciles EBITDA to cash provided by operating activities which is the most closely comparable GAAP measure of liquidity:

	Fiscal Years Ended

	Sept. 26,	Sept. 24,	Sept. 30,(6)	Sept. 29,	Sept. 28,
	1999	2000	2001	2002	2003

		(In thousands of dollars except per share and store data)
Net cash provided by operating activities	$59,296	$15,385	$79,393	$51,168	$82,950
Net increase in operating assets and liabilities	(53,293)	(4,058)	(40,892)	(6,471)	(38,056)
Loss on disposal of assets	(357)	(29)	(258)	(1,579)	(1,093)
Change in deferred income taxes	783	6,632	(2,921)	(2,750)	(696)
Equity in income from unconsolidated affiliate	1,130	1,483	1,584	2,914	1,330
Interest expense	62,174	51,784	52,410	52,814	53,254
Income tax expense (benefit)	(5,861)	(4,596)	5,452	7,491	5,719

EBITDA	$63,872	$66,601	$94,768	$103,587	$103,408

(4)	For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and the extraordinary gain or loss and amortization of previously capitalized interest. Fixed charges consist of interest expense whether expensed or capitalized, amortization of deferred debt expense, and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case. Included in earnings and fixed charges is the Company’s 50% share of an unconsolidated affiliate. See “Computation of Earnings to Fixed Charges” filed as Exhibit 12 to this Report on Form 10-K.

(5)	Average sales per store, sales per total square feet and sales per selling square feet are calculated by prorating the number of stores, total square feet and selling square feet by the period of time the store was opened, for new stores, or the period of time the expanded square footage was in service, for expanded stores.

(6)	The fiscal year 2001 was a 53-week year, whereas fiscal years 1999, 2000, 2002 and 2003 were 52-week years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the use of estimates and judgments on the part of management. The Company based its estimates on the Company’s historical experience combined with management’s understanding of current facts and circumstances. The Company believes that the following critical accounting policies are the most important to the Company’s financial statement presentation and require the most difficult, subjective and complex judgments on the part of management.

Revenue Recognition

The Company recognizes revenue from the sale of its products at the point of sale to the customer. Sales are recognized net of any discounts given to the customer.

Cost of Goods Sold

Included in cost of goods sold are direct product purchase costs, all in-bound freight costs, all direct receiving and inspection costs, all quality assurance costs, all warehousing costs and all costs associated with transporting goods from the Company’s warehouses to its stores, net of earned vendor rebates and allowances. The Company recognizes, as a reduction to cost of goods sold, certain rebates and allowances (“allowances”) from its vendors as the allowances are earned. Allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned.

Selling, General and Administrative Expenses

Included in selling, general and administrative expenses are all store operation costs which includes all store labor costs associated with receiving, displaying and selling the Company’s products at the store level; all advertising costs, net in fiscal 2003 of the portion of co-operative advertising allowances directly related to the fair value of the advertising and net of all co-operative advertising allowances in the prior years; certain salary, wages and administrative costs associated with the purchasing of the Company’s products and all security, management information services, accounting and corporate management costs.

Within the supermarket industry, there are a wide range of differences in the disclosure of costs related to the purchasing and distribution of products sold. Some companies include all of their purchasing and distribution costs in cost of goods sold while others will include a portion of the costs in selling, general and administrative expenses. As noted under “Cost of Goods Sold”, the Company includes all purchasing and distribution costs to deliver the product for sale to its stores in cost of goods sold, except for certain salary, wages and administrative costs associated with the purchasing of its products.

Vendor Rebates and Allowances

The Company receives certain allowances from its vendors that relate to the purchase and promotion of certain products. All allowances, except for advertising allowances described under “Advertising Allowance”, are recognized as a reduction in cost of goods sold as the performance is completed and inventory sold. Allowances, such as slotting fees, which are tied to the promotion of certain products are recognized as reductions in cost of goods sold as the Company meets the required performance criteria. Allowances that are based upon purchase or sales volumes are recognized as reductions in cost of goods sold as the products are sold. The Company receives lump-sum payments from vendors for the promotion or purchase of products over multi-year periods. The Company records a liability for unearned allowances and recognizes, as a reduction in cost of goods sold, these allowances over time as the criteria of these contracts are met.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies (contd.)

Advertising Allowances

The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. For fiscal 2003, the Company recognized the portion of co-operative advertising allowances directly related to the fair value of the advertising as a reduction in advertising costs. A significant portion of the Company’s advertising expenditures is in the form of twice weekly print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. The Company analyzes, on an annual basis, the direct out-of-pocket costs for printing and distributing its print ads. Using the number of ads in a typical twice weekly advertisement, the actual direct cost of an individual advertisement is determined. The cost determined is deemed to be the fair value of advertising. In fiscal 2003, the amount of co-operative advertising allowances in excess of the direct fair value of the advertising was recognized as a reduction in cost of goods sold. In fiscal 2002 and fiscal 2001, all co-operative advertising allowances were recognized as reductions in advertising expense.

Advertising

The Company’s advertising costs, net of vendor allowances for co-operative advertising, are recognized in the period the advertising is incurred and are included in selling, general and administrative expenses.

Leases

Certain of the Company’s operating leases provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments are expensed on a straight-line basis over the minimum lease term. The Company recognizes a liability for minimum step rents when the amount of straight-line rent expense exceeds the actual lease payment and it reduces the step rent liability when the actual lease payment exceeds the amount of straight-line rent expense.

Self-Insurance Reserves

The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. In recent years, the Company and employers within the State of California as a whole have seen significant increases in the severity of workers’ compensation claims. While the Company has factored these increases into its estimates of ultimate loss, no assurance can be given that future events will not require a change in these estimates. The Company discounts its workers’ compensation, automobile and general liability insurance reserves at a discount rate of approximately 7.5%.

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

Deferred Income Taxes

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

Acquisition

On May 7, 1999, the Company entered into an agreement with Albertson’s to acquire 43 supermarkets and one future store site. The stores were formerly operated by Albertson’s or Lucky Stores and were divested in connection with the merger of Albertson’s and American Stores Company, the parent of Lucky Stores. The supermarkets were acquired sequentially over a twenty-four day period beginning August 9, 1999. The purchase price for the property, equipment and inventories of 43 supermarkets and one future store site was approximately $134.0 million plus capital lease obligations assumed of $13.3 million and approximately $2.2 million of capitalized costs related to the transfer of ownership of the supermarkets. The acquisition was accounted for using the purchase method of accounting and the results of operations of the 43 supermarkets are included in the Company’s consolidated results of operations from the acquisition date of each supermarket.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations

The following table sets forth certain income statement components expressed as a percent of sales for the fiscal years ended September 30, 2001, September 29, 2002 and September 28, 2003. The fiscal year ended September 30, 2001 was a 53-week year whereas fiscal years ended September 29, 2002 and September 28, 2003 were 52-week years.

	Fiscal Years Ended

	2001	2002	2003

Sales	100.00%	100.00%	100.00%
Gross profit	25.75	26.58	27.40
Operating expenses:
Selling, general and administrative expenses	22.25	22.81	23.69
Depreciation and amortization	1.13	1.18	1.25
Operating profit	2.37	2.59	2.46
Interest income	0.13	0.06	0.04
Interest expense	(2.04)	(1.98)	(1.93)
Equity in income from unconsolidated affiliate	0.06	0.11	0.05
Other expenses-net	—	(0.06)	(0.04)
Income before income taxes	0.52%	0.72%	0.58%

Total sales amounted to $2.754 billion in 2003 compared to $2.666 billion in 2002 and $2.574 billion in 2001. Like-store sales increased $74.1 million or 2.78% in fiscal 2003, compared to $133.6 million or 5.30% in fiscal 2002 and $156.2 million or 4.50% (52-week basis) in fiscal 2001. The increase in sales in fiscal 2003 was due to favorable customer response to the Company’s marketing plan and to the addition of a new store in Corona, California. The increase in sales during fiscal 2002 was due to favorable customer response to the Company’s marketing plan and to the addition of a new store in Chino Hills, California.

Gross profits increased to $754.4 million or 27.40% of sales in 2003 compared to $708.8 million or 26.58% of sales in 2002 and $662.8 million or 25.75% of sales in 2001. The increase in gross profits, as a percent of sales, during the last three fiscal years was due in large part to the introduction of higher gross margin products achieved through the Company’s merchandising expansion and upgrading programs including significant investments in product display fixtures. Also contributing to the increased gross profits in fiscal 2003 over fiscal 2002 was a $4.6 million reduction in cost of goods sold caused by the reclassification of the amount of vendor co-operative advertising allowances in excess of the fair value of advertising. This reclassification resulted from the Company’s adoption in fiscal 2003 of EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Prior year cost of goods sold were not reclassified. The Company adjusts its pricing strategy as necessary to retain its aggressive every day low price market position.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations (contd.)

Operating expenses include selling, general and administrative expenses, and depreciation and amortization. In fiscal year 2003, selling, general and administrative expenses amounted to $652.3 million or 23.69% of sales compared to $608.3 million or 22.81% of sales in 2002 and $572.8 million or 22.25% of sales in 2001. Selling, general and administrative expenses, as a percentage of sales, increased for both fiscal 2003 over fiscal 2002 and for fiscal 2002 over fiscal 2001. The increase in selling, general and administrative expenses in fiscal 2003 over fiscal 2002 was due primarily to an increase of approximately $14.0 million in union insurance costs, an increase of approximately $6.3 million in union pension cost and to the reclassification of $4.6 million of vendor co-operative advertising allowances that were in excess of the fair value of advertising from selling, general and administrative expenses to cost of goods sold. The increase in selling, general and administrative expenses in fiscal 2002 over fiscal 2001 was due primarily to an increase of approximately $10.1 million in union pension cost and an increase of approximately $7.6 million in union insurance costs. Due to the uncertainty regarding the outcome of current collective bargaining negotiations (see “Employees” under Item 1), the Company cannot predict the impact of future changes in union insurance and other labor costs at this time.

Depreciation and amortization expenses amounted to $34.3 million in 2003 compared to $31.5 million in 2002 and $29.1 million in 2001. Depreciation and amortization expense, as a percentage of sales, was 1.25%, 1.18% and 1.13% for fiscal years 2003, 2002 and 2001, respectively. The changes in depreciation expense from year-to-year are due primarily to store additions, remodels and store and warehouse expenditures.

Operating profits amounted to $67.8 million or 2.46% of sales in 2003 compared to $69.0 million or 2.59% of sales in 2002 and $61.0 million or 2.37% of sales in 2001.

Interest expense amounted to $53.3 million, $52.8 million and $52.4 million for the 2003, 2002 and 2001 fiscal years, respectively. The increase in interest expense in fiscal 2003 compared to fiscal 2002 is primarily due to the full year interest expense on the 5% Subordinated Note in fiscal 2003 versus interest from only January 2002 in fiscal 2002. The increase in interest expense in fiscal 2002 over fiscal 2001 was due primarily to the issuance, in January 2002, of the $20 million 5% Subordinated Note due March 2007.

Equity in income from unconsolidated affiliate amounted to $1.3 million in fiscal 2003 compared to $2.9 million in 2002 and $1.6 million in 2001. The decrease in income from unconsolidated affiliate in fiscal 2003 was due primarily from a $1.1 million deferred tax revaluation, by the unconsolidated affiliate, in fiscal 2002 that was not present in fiscal 2003. Also, net sales and operating profits decreased at the unconsolidated affiliate in fiscal 2003 versus fiscal 2002. The increase in income from unconsolidated affiliate in fiscal 2002 over fiscal 2001 is due primarily to the $1.1 million deferred tax revaluation in fiscal 2002. Stater Bros. Markets and The Kroger Co. (the “Owners”) are each party to ten year fluid milk purchasing agreements entered into in July 1997. The agreements require the Owners to each purchase their fluid milk and certain other product requirements, subject to a minimum volume each year equal to approximately 80% of the volume purchased in 1996. Prices under the agreements are calculated to cover Santee’s direct and indirect costs of production, including financing costs. However, recoverable costs by Santee may not include under any circumstance amounts owing solely by reason of acceleration of principal payments under any loan agreement to which Santee is a party.

Income before income taxes amounted to $15.9 million, $19.3 million and $13.3 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Net income, for fiscal 2003, amounted to $10.1 million, compared to $11.8 million in fiscal 2002 and $7.8 million in fiscal 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Liquidity and Capital Resources

The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended, became effective August 6, 1999 and expires in March 2005 and consists of a revolving loan facility for working capital of $75.0 million, and a Letter of Credit Sublimit with a maximum availability of $50.0 million. As of September 28, 2003, the Company had $47.7 million of outstanding letters of credit and had $27.3 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements and as security for certain rent obligations.

The Company had no short-term borrowings outstanding at the end of fiscal years 2003, 2002 and 2001, and the Company did not incur short-term borrowings during fiscal years 2003, 2002 and 2001.

Working capital amounted to $124.5 million at September 28, 2003, $119.6 million at September 29, 2002 and $120.5 million at September 30, 2001. The Company’s current ratios were 1.60:1, 1.62:1 and 1.62:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Net cash provided by operating activities amounted to $83.0 million in 2003, $51.2 million in 2002 and $79.4 million in 2001. Fluctuations in cash provided by operating activities are not unusual in the industry. Cash provided by operating activities in fiscal 2003 consisted primarily of depreciation and amortization, increases in accrued liabilities and self-insurance reserves, increases in accounts payable and decreases in receivables. Cash provided by operating activities in fiscal 2002 consisted primarily of depreciation and amortization, increases in accrued liabilities and self-insurance reserves and decreases in accounts receivables and other assets offset by increases in income tax receivables and inventories and decreases in accounts payable. Cash provided by operating activities in fiscal 2001 consisted primarily of depreciation and amortization, increases in accrued liabilities and self-insurance reserves, increases in accounts payable and the termination of a lease guarantee escrow account.

Net cash used in financing activities in fiscal 2003 amounted to $1.1 million and consisted of principal payments on capital lease obligations. Net cash used in financing activities in fiscal 2002 amounted to $31.2 million and consisted of the redemption of 11,699 shares of the Company’s stock previously held by La Cadena, for $20.0 million in cash and the issuance of a $20.0 million subordinated note, which bears interest at a rate of 5.0% per annum, payable semi-annually; $4.5 million for the payment of a dividend to La Cadena; and fees of approximately $5.0 million for the consent of the holders of its 10.75% Senior Notes and fees and expenses of the transaction, including a $500,000 financial advisory service fee to La Cadena. Also in fiscal 2002, the Company redeemed $250,000 of its 10.75% Senior Notes due 2006 for $250,000 plus accrued interest. These Notes were restricted and unregistered. The remaining financial activities in fiscal 2002 were for principal payment on capital lease obligations. Net cash used in financing activities during fiscal 2001 amounted to $7.1 million and consisted of the retirement of the remaining $5.0 million of 11% notes that matured in March 2001 and payment on capital lease obligations.

Net cash used in investing activities for 2003 amounted to $51.7 million and consisted primarily of the purchase of property and equipment of $51.9 million. Net cash used in investing activities in fiscal 2002 amounted to $40.5 million and consisted primarily of the purchase of property and equipment of $40.7 million. Net cash used in investing activities in fiscal 2001 amounted to $33.2 million and consisted primarily of the purchase of property and equipment of $33.5 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Liquidity and Capital Resources (contd.)

Management believes that capital expenditures for fiscal 2004 will be approximately $63.0 million and are expected to be financed by cash on hand and cash from operating activities. The following table sets forth the major components of expected fiscal 2004 capital expenditures.

Expected Capital Expenditures Fiscal 2004
(In thousands)

New store construction, less reimbursements	$7,813
Store remodels	24,557
MIS equipment and software	14,771
Store equipment	9,141
Transportation equipment	4,914
Warehouse equipment	1,057
Office equipment and other	761

$63,014

Management believes that operating cash flows will be sufficient to meet the Company’s currently identified operating needs and scheduled capital expenditures. However, some expenditures may be funded through operating leases or from debt financing rather than through operating cash flows. There can be no assurance that such debt and lease financing will be available to the Company in the future.

The Company operated 157 supermarkets at September 28, 2003, 156 supermarkets at September 29, 2002 and 155 supermarkets at September 30, 2001.

The Company’s supermarkets had approximately 5.2 million total square feet at September 28, 2003 and September 29, 2002 and approximately 5.1 million total square feet at September 30, 2001.

     Credit Facilities

The Company’s principal operating subsidiary, Markets, entered into a credit facility, as amended, with Bank of America N.A. on August 6, 1999 (“the credit facility”). The credit facility provides for (i) a $75.0 million revolving loan facility and (ii) a “Letter of Credit Sublimit” which is defined as an amount equal to the lesser of (a) the Revolving Loan Commitment and (b) $50,000,000. The Letter of Credit Sublimit is part of, and not in addition to, the Revolving Loan Commitment. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, workers’ compensation insurance obligations and as security for certain rent obligations.

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

As of September 28, 2003, for purposes of the credit facility with Bank of America, both Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 10.75% Senior Notes due 2006. As of September 28, 2003, the Company was in compliance with all such covenants. However, there can be no assurance that Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Liquidity and Capital Resources (contd.)

     Labor Relations

The Company’s collective bargaining agreement with the UFCW, which covers the largest number of employees, expired in October 2003. The UFCW had the same collective bargaining agreement with the Company and with the Company’s three major competitors, Vons, Albertson’s and Ralphs. On April 14, 2003, prior to the expiration of the collective bargaining agreement, the Company signed an agreement with the UFCW which stated that the Company would accept the same contract terms that the UFCW negotiated with Vons, Albertson’s and Ralphs. In return, the UFCW agreed not to strike the Company. The Company is not a party to the contract negotiations between the UFCW and Vons, Albertson’s and Ralphs.

Prior to the labor action, Vons, Albertson’s and Ralphs informed the UFCW that a strike against any one of the grocery chains would be considered as a strike against all three chains. On October 11, 2003, the UFCW declared a strike against Vons; in turn Albertson’s and Ralphs locked out all of their UFCW employees. As of the date of this filing, a new agreement has not been reached and the strike and lockout continue. The effect, if any, of any new collective bargaining agreement on the Company’s future labor costs is unknown. Also, the long-term effect on the Company’s sales volume resulting from the strike is unknown.

The Teamsters’ collective bargaining agreement was renewed in September 2002 and expires in September 2005.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements, other than stand-by letters of credit, as discussed under the caption “Liquidity and Capital Resources” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and operating leases as disclosed in Note 5 “Leases” of the Audited Consolidated Financial Statements, that would have or are reasonably likely to have material current or future effect on the registrant’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Tabular Disclosure of Contractual Cash Obligations

     The following table sets forth the Company’s contractual cash obligations and commercial commitments as of September 28, 2003.

	Contractual Cash Obligations

	(In thousands)
		Less
		than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

10.75% Senior Notes due August 2006
Principal	$438,750	$—	$438,750	$—	$—
Interest	137,567	47,166	90,401	—	—

	576,317	47,166	529,151	—	—
5.0% Subordinated Note due March 2007
Principal	20,000	—	—	20,000	—
Interest	4,000	1,500	2,000	500	—

	24,000	1,500	2,000	20,500	—
Capital Lease Obligations (1)
Principal	10,982	1,056	1,780	1,894	6,252
Interest	9,657	1,725	2,898	2,340	2,694

	20,639	2,781	4,678	4,234	8,946
Operating Leases (1)	228,117	31,312	59,063	43,600	94,142

Total Contractual Cash Obligations	$849,073	$82,759	$594,892	$68,334	$103,088

	Other Commercial Commitments

	(In thousands)
		Less
		than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$47,702	$47,702	$—	$—	$—

Total Other Commercial Commitments	$47,702	$47,702	$—	$—	$—

(1)	The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain of the Company’s operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(2)	Standby letters of credit are committed as security for workers’ compensation obligations and as security for current rent obligations. Outstanding letters of credit expire between December 31, 2003 and October 1, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Recent Accounting Pronouncements

In April 2003, the FASB issued Statement 149, Amendment of Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement 149 requires that contracts with comparable characteristics be accounted for similarly. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position or liquidity. In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position or liquidity. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. The Company is in the initial stages of reviewing this interpretation, but does not believe it has any variable interest entities to which Interpretation 46 would apply.

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

The Company conducts business in one industry segment, the operation of retail food supermarkets, which offer for sale to the public most merchandise typically found in supermarkets. The Company operates in the highly competitive supermarket industry which is characterized by low profit margins. Competitive factors include price, quality and variety of products, customer service, and store location and condition. The Company believes that its competitive strengths include its specialty services, everyday low prices, breadth of product selection, high product quality, one-stop shopping convenience, attention to customer service, convenient store locations, a long history of community involvement, established long-term customer base in the Inland Empire (consisting of San Bernardino and Riverside counties) and a growing customer awareness in the counties of Orange, San Diego and Los Angeles.

Given the wide assortment of products it offers, the Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience store, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. The Company’s primary competitors include Vons, Albertson’s, Ralphs, and a number of independent supermarket operators. The Company, and its competitors, will be faced with additional competitive pressures with the entry in the geographic market area of Wal-Mart’s Super Center format stores. Wal-Mart currently has a number of Wal-Mart discount locations and Sam’s Clubs within the Company’s marketing area selling a variety of grocery products. The Company believes that its everyday low prices, breadth of product offering, specialty service department and long-term customer relationships will help it withstand the increased competitive environment. The Company monitors competitive activity of its major competitors and Senior Management regularly reviews the Company’s marketing and business strategy and periodically adjusts them to adapt to changes in the Company’s primary trading area.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained in the Company’s filings with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) includes statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to domestic economic conditions, seasonal and weather fluctuations, labor unrest, expansion and other activities of competitors, changes in federal or state laws and the administration of such laws and the general condition of the economy.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Company is subject to interest rate risk on its fixed interest rate debt obligations. The Company’s fixed rate debt obligations are comprised of the 10.75% Notes due August 2006, the 5% Subordinated Note due March 2007 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. The fair value of the 10.75% Notes is based upon quoted market prices. Although quoted market prices are not readily available on the 5% Subordinated Note and the Company’s capital lease obligations, the Company believes that stated values approximate the fair value of these obligations. The Company has not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk. The following table provides the future principal cash flows and weighted-average interest rates expected on the Company’s fixed rate debt obligations. The fair value shown here is based upon the quoted market price of the 10.75% Notes and the stated value of the 5% Subordinated Note and capital leases as of September 28, 2003.

Expected Year of Maturity
(In thousands)

							Fair
	2004	2005	2006	2007	2008	Thereafter	Value

Long-Term Debt and Capital Lease Obligations	$1,056	$930	$439,599	$20,902	$992	$6,252	$492,766
Average Interest Rate	10.63%	10.61%	10.59%	9.82%	16.34%	17.26%

Item 8. Financial Statements and Supplementary Data

Information called for by this item is set forth in the Company’s audited consolidated financial statements and supplementary data contained in this report. Specific financial statements and supplementary data can be found on the pages listed in the following index.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the year ended September 28, 2003, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-K. During the quarter and fiscal year ended September 28, 2003, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken.

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

Name	Age	Position

Jack H. Brown	64	Chairman of the Board, President and Chief Executive Officer

Donald I. Baker	62	Executive Vice President and Chief Operating Officer

Phillip J. Smith	56	Senior Vice President and Chief Financial Officer

Dennis L. McIntyre	43	Group Senior Vice President of Marketing

James W. Lee	52	Group Senior Vice President of Retail Operations

Edward A. Stater	52	Senior Vice President of Retail Operations

Bruce D. Varner	67	Director and Secretary

Thomas W. Field, Jr.	69	Vice Chairman of the Board of Directors

C. Dale Warman	74	Director

Background of Directors and Executive Officers

     Jack H. Brown has been President and Chief Executive Officer of the Company since June 1981 and Chairman of the Board since 1986. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 51 years. Mr. Brown has a majority interest and is the managing general partner of La Cadena. Mr. Brown serves as a Director for the Automobile Club of Southern California.

     Donald I. Baker has been Executive Vice President and Chief Operating Officer since November 2001 and Executive Vice President of the Company since October 1998. Mr. Baker joined the Company in November 1983 as Vice President-Warehouse and Transportation and was Group Senior Vice President-Administration from July 1996 to October 1998. From July 1992 to July 1996, Mr. Baker was Group Senior Vice President-Human Resources and Distribution. From August 1986 to July 1992, Mr. Baker was Senior Vice President-Human Resources and Distribution. Mr. Baker has approximately 37 years of experience in the supermarket industry. Prior to joining the Company, Mr. Baker was employed by American Community Stores Corporation, Inc., a subsidiary of Cullum Companies, Inc., a publicly held corporation, from 1972 to 1983 in various capacities including Vice President of Retail Operations, and was also employed by The Kroger Co. from 1966 to 1972.

Item 10. Directors and Executive Officers of the Registrant (contd.)

Background of Directors and Executive Officers (contd.)

     Phillip J. Smith has been Senior Vice President and Chief Financial Officer since November 2000, and was Vice President and Controller from April 1998 until November 2000. Mr. Smith joined the Company in 1987 as Controller. Mr. Smith has approximately 28 years experience in the supermarket industry. Prior to joining the Company, Mr. Smith was employed by Market Basket Foodstores as Vice President and Chief Financial Officer from 1985 to 1987. From 1975 until 1985, Mr. Smith was employed by various divisions of Cullum Companies, Inc., a publicly held corporation, in various financial capacities.

     Dennis L. McIntyre has been Group Senior Vice President of Marketing since August 2002. Mr. McIntyre has served the Company for 25 years in various capacities including Courtesy Clerk, Assistant Manager, Buyer, Assistance Vice President of Marketing from 1994 until 1999, Vice President of Marketing from 1999 to 2000 and Senior Vice President of Marketing from 2000 to 2002.

     James W. Lee joined the Company in August 2002 as Group Senior Vice President of Retail Operations. Mr. Lee has over 31 years experience in the supermarket industry. Prior to joining the Company, Mr. Lee was with Wild Oats Markets, Inc. between 1997 and 2001 as Chief Operating Officer. Mr. Lee was employed in various operating capacities with Ralphs Grocery Company, a division of Kroger Co., from 1972 until 1996.

     Edward A. Stater has been Senior Vice President of Retail Operations since April 2000. Mr. Stater has served the Company for 35 years in various capacities including Clerk, Produce Buyer, Assistant Warehouse Supervisor, New Store Set-up Manager, Grocery Supervisor, District Manager and Regional Vice President from 1986 until 2000.

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

     Thomas W. Field, Jr. has been Vice Chairman of the Board of Directors of the Company since May 1998 and a Director of the Company since 1994. Mr. Field has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field was President of American Stores Company from 1981 to 1984 and was President of Alpha Beta Company from 1976 to 1984. Mr. Field was a Director of American Stores Company from 1979 to 1984. Mr. Field is a nationally recognized and highly regarded supermarket executive. Mr. Field has held various positions in the Supermarket Industry for over 44 years and serves as a Director for the Campbell Soup Company.

     C.     Dale Warman has been a Director of the Company since 2000. Mr. Warman served the Fred Meyer Company for over 42 years. Mr. Warman served as a Director of Fred Meyer from 1975 to 1990, Mr. Warman served as President from 1982 to 1990 and was its Executive Vice President from 1981 to 1990. Mr. Warman was Executive Vice President of Allied Foods from 1972 to 1975. Mr. Warman served as a Director of Big Bear Stores from 1987 to 1989 and as a Director of Allied Stores from 1973 to 1975. Mr. Warman is considered one of the supermarket industry’s outstanding executives.

Item 11. Executive Compensation

The following table summarizes the compensation for services rendered during the prior three fiscal years paid to the CEO and the four most highly compensated executive officers other than the CEO of the Company:

	Annual Compensation

					All Other
Name and			Bonuses	Other Annual	Compensation
Principal Position	Year	Salary	(4)	Compensation	(1)(2)(3)

Jack H. Brown	2003	$1,260,000	$—	$—	$51,000
Chairman, President and	2002	$1,188,000	$1,540,000	$—	$53,340
Chief Executive Officer	2001	$1,128,000	$1,400,000	$—	$52,161
Donald I. Baker	2003	$515,000	$—	$—	$—
Executive Vice President	2002	$473,000	$250,000	$—	$1,840
and Chief Operating Officer	2001	$412,000	$225,000	$—	$1,661
Phillip J. Smith	2003	$215,000	$—	$—	$—
Senior Vice President and	2002	$202,000	$100,000	$—	$1,840
Chief Financial Officer	2001	$187,000	$90,000	$—	$1,661
Dennis L. McIntyre	2003	$240,000	$—	$—	$—
Group Senior Vice	2002	$192,000	$60,000	$—	$1,840
President of Marketing	2001	$173,000	$55,000	$—	$1,661
James W. Lee	2003	$232,000	$—	$—	$—
Group Senior Vice President	2002	$28,000	$20,000	$—	$—
of Retail Operations	2001	$—	$—	$—	$—

(1)	The dollar value of perquisites and other personal benefits, if any, for each of the Named Executive Officers was less than the reporting thresholds established by the Securities and Exchange Commission.

(2)	Amounts shown for the Named Executive Officers represent the Company’s contributions to the Company’s Profit Sharing Plan, a defined contribution plan, for the account of each Named Executive Officer. Plan participants become fully vested in the plan after seven years of service.

(3)	Includes Mr. Brown’s Director Fees for 2001, 2002 and 2003, which amounted to $51,000, $50,500, and $51,500, respectively.

(4)	Annual Bonuses to be paid to the Named Executive Officers for fiscal 2003 had neither been calculated nor awarded as of December 17, 2003, the latest practical date.

Stock Options and SARs

None

Item 11. Executive Compensation (contd.)

Pension Plan

The Company’s Pension Plan for Salaried Employees (the “Pension Plan”) is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee’s compensation for each year up to the social security wage base, plus 2.15 percent of the employee’s compensation for each year in excess of the social security wage base. The Named Executive Officers have the following years of credited service under the Pension Plan as of September 28, 2003: Jack H. Brown - 22 years, Donald I. Baker - 20 years, Phillip J. Smith - 16 years, Dennis L. McIntyre - 25 years and James W. Lee - 1 year.

The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with the Company. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 2003 retirees with ten or more years of service at retirement is $200,000. The maximum annual compensation that may be considered for 2003 retirees is $160,000.

	Pension Plan Table
	Years of Service

Remuneration	15	20	25	30	35

$50,000	$5,625	$7,500	$9,375	$11,250	$13,125
75,000	12,911	17,214	21,518	25,821	30,125
100,000	20,973	27,964	34,955	41,946	48,937
125,000	29,036	38,714	48,393	58,071	67,750
150,000	37,098	49,464	61,830	74,196	86,562
175,000	45,161	60,214	75,268	90,321	105,375
200,000	53,223	70,964	88,705	106,446	124,187

Board of Directors

Directors of the Company are paid an annual fee of $50,000 plus $500 for each board meeting attended. The Board had two standing committees during fiscal 2003.

The Audit Committee recommends the appointment or removal of the Company’s independent auditors, reviews the scope and results of the independent audit of the Company, reviews audit fees and reviews changes in accounting policies that have a significant effect on the Company’s financial statements. The Audit Committee members are Mr. Warman, Mr. Field and Mr. Varner. Mr. Field is the Audit Committee’s Financial Expert and is an independent member of the Board.

The Compensation Committee approves compensation and annual performance bonuses paid to the Chief Executive Officer and the Senior Management of the Company. The Compensation Committee members are Mr. Varner and Mr. Field.

Code of Ethics

The Company has adopted a Financial Code of Ethics which has been signed by the CEO, CFO and Controllers of the Company. A copy of the Code of Ethics has been provided as an exhibit to this Report on Form 10-K.

Item 11. Executive Compensation (contd.)

Employment and Severance Agreements

In June of 2000, the Company’s principal operating subsidiary, Stater Bros. Markets, entered into Employment Agreements (“Agreements”) with Messrs. Brown, Baker, Smith and McIntyre. In August of 2002, a similar agreement was entered into with Mr. Lee. Under each of the Agreements, the employee is employed to serve as an officer of the Company and with certain exceptions the Agreements prohibit the employee from employment in any other business except for a parent or subsidiary of the Company. Each of the Agreements may be terminated by the Company with cause and by either party without cause upon ninety (90) days written notice. If the employment is terminated without cause, the employee’s compensation continues through the expiration of the term of the Agreement then in effect, except in the event of termination of any of the Agreements of Messrs. Baker, Smith, McIntyre and Lee by Mr. Brown or by the Board of Directors with the consent of Mr. Brown. If the employee is terminated as a result of a change of control, he is entitled to receive all salary and benefits provided under the Agreement for the original term notwithstanding termination of his employment. Each Agreement provides for annual base compensation at the employee’s current level with annual increases plus employee benefits and incentive bonus calculated in accordance with a formula based on the Company’s earnings. Mr. Brown’s Agreement has an original term of five (5) years which is automatically renewed on July 1 of each year for a five (5) year term unless ninety (90) days notice of termination is given by either party. Mr. Baker’s Agreement has an original term of four (4) years and unless sooner terminated is renewed automatically through April 20, 2006, the date of Mr. Baker’s sixty-fifth (65th) birthday, the Company’s normal retirement age. Mr. Smith’s, Mr. McIntyre’s and Mr. Lee’s Agreements have an original term of three (3) years, which is automatically renewed for an additional term of three (3) years unless sooner terminated.

In addition, the Company’s operating entity, Stater Bros. Markets has entered into employment contracts with 43 additional key members of Management.

The Company’s severance policies generally provide for two weeks of severance pay to full-time, non-bargaining unit employees for every year of service to the Company, up to a maximum of twelve weeks.

Phantom Stock Plan

The Company maintains a phantom stock plan to provide additional incentive compensation to certain executives of Stater Bros. Markets whose performance is considered especially critical to the Company’s business. Under the plan, grants may be made by the Compensation Committee and Board of Directors to persons recommended by the Chairman of the Board or Chief Executive Officer. Existing stockholders and partners of La Cadena are not eligible to receive awards. Awards under the plan are for units that have an assigned value. The value of the units awarded under the plan will increase or decrease in accordance with net profits of the Company. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of the Company; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as the Company may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any unvested awards under the plan will terminate and no payment will be made thereunder. As of September 30, 2001, September 29, 2002 and September 28, 2003, there were 663,000, 668,000 and 693,000 units outstanding, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 19, 2003, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by (a) each person known by the Company to beneficially own more than 5% of such stock, (b) each director of the Company, (c) each of the Named Executive Officers, and (d) all directors and executive officers of the Company as a group:

Shares of
	Class A Common	Percentage of
	Stock	Class A
Name and Address	Beneficially	Common Stock
of Beneficial Owner	Owned	Outstanding

La Cadena (1)	38,301	100%
Jack H. Brown (1)(2)	38,301	100%
Richard C. Moseley (1)(2)	38,301	100%
Donald I. Baker (2)	—	—
Phillip J. Smith (2)	—	—
Dennis L. McIntyre (2)	—	—
James W. Lee (2)	—	—
Edward A. Stater (2)	—	—
Bruce D. Varner (2)	—	—
Thomas W. Field, Jr. (2)	—	—
C. Dale Warman (2)	—	—
All directors and executive officers as a group (10 persons) (1)	38,301	100%

(1)	The 38,301 outstanding shares of the Company’s Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partners of La Cadena. The general partners of La Cadena are Jack H. Brown and Richard C. Moseley. Mr. Brown has the majority interest and is the Managing General Partner of La Cadena and has the power to vote the shares of the Company owned by La Cadena on all matters. Certain La Cadena issues, such as the disposition of such shares of the Company, may require approval of 60% of the voting power of La Cadena. Accordingly, Messrs. Brown and Moseley may be deemed to have shared voting power or shared investment power with respect to the shares owned by La Cadena, and such individuals therefore may be deemed to be the beneficial owners thereof. The address of La Cadena is 3750 University Avenue, Suite 610, Riverside, California 92501.

(2)	The address of Messrs. Brown, Moseley, Baker, Smith, McIntyre, Lee, Stater, Varner, Field and Warman is c/o the Company at 21700 Barton Road, Colton, California 92324.

Change of Control Arrangements

None

Item 13. Certain Relationships and Related Transactions

Mr. Bruce D. Varner and the law firm of Varner, Saleson & Brandt LLP, of which Mr. Varner is a partner, have performed legal services in the past for the Company. The total cost of such legal services incurred by the Company during fiscal 2003 was approximately $1.4 million. The Company believes that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner, Saleson & Brandt LLP were at least as fair to the Company as could have been obtained from unaffiliated law firms. The Company expects such services to continue in the future.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

Ernst & Young LLP billed the Company in aggregate $308,000 in fiscal 2003 and $266,000 in fiscal 2002 for services associated with the annual audit and reviews of the Company’s quarterly report on Form 10-Q.

Audit Related Fees

Ernst & Young LLP billed the Company in aggregate $31,000 in fiscal 2003 and $28,000 in fiscal 2002 for audits of the Company’s pension and profit sharing plans.

Tax Fees

Ernst & Young LLP billed the Company in aggregate $177,000 in fiscal 2003 and $25,000 in fiscal 2002 for tax compliance, tax advice and tax planning services.

All Other Fees

There were no fees billed by Ernst & Young LLP for other services in either fiscal 2003 or fiscal 2002.

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

(3)	Exhibits Exhibits as required by Item 15(c) are as follows:

EXHIBIT NO.		DESCRIPTION

1	(5)	Purchase Agreement dated August 6, 1999 by and between Stater Bros. and Banc of America Securities LLC.

2.1	(5)	Asset Purchase Agreement dated as of May 7, 1999, by and between Albertson’s Inc., Stater Bros. Markets and Stater Bros.

3.1	(1)	Certificate of Incorporation of the Company.

3.2	(1)	By-Laws of the Company.

4.2	(4)	First Supplemental Indenture between the Company and IBJ Schroder Bank & Trust Company, as Trustee, for $165,000,000 11% Senior Notes due 2001, dated as of July 22, 1997 (the “First Supplemental Indenture”).

4.6	(5)	Indenture dated as of August 6, 1999, between Stater Bros. and IBJ Whitehall Bank & Trust Company.

4.7	(5)	Registration Rights Agreement dated as of August 6, 1999, by and between Stater Bros. and Banc of America Securities, LLC.

4.8	(5)	Second Supplemental Indenture dated as of July 16, 1999 between Stater Bros. and IBJ Whitehall Bank & Trust Company, for the securities issued under the indenture dated as of March 8, 1994, as amended by the First Supplemental Indenture dated as of July 22, 1997.

5.0	(5)	Opinion of Gibson, Dunn & Crutcher LLP

10.1	(1)	Reclassification Agreement dated September 3, 1993, by and among the Company, Craig and La Cadena.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (contd.)

     (a)(3) Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION

10.2	(1)	Amendment to Reclassification Agreement, dated January 12, 1994, by and among the Company, Craig and La Cadena.

10.3	(1)	Agreement of Stockholders dated May 10, 1989, by and among the Company, Craig and La Cadena.

10.4	(1)	Amendment to Agreement of Stockholders dated September 3, 1993, by and among the Company, Craig, Craig Management, Inc. (“CMI”) and La Cadena.

10.5	(1)	Option Agreement dated September 3, 1993, by and between the Company and Craig.

10.6	(1)	Amendment to Option Agreement dated January 12, 1994, by and between the Company and Craig.

10.7	(1)	Consulting Agreement dated September 3, 1993, by and between the Company, Craig and CMI.

10.8	(1)	Letter Agreement regarding Consulting Agreement, dated March 8,1994, by and between the Company, Craig and CMI.

10.9	(1)	Second Amended and Restated Stock Agreement dated January 12, 1994, by and among the Company, Craig, CMI, La Cadena and James J. Cotter.

10.10	(1)	Security Agreement dated March 8, 1994, by and between the Company and Craig.

10.12	(1)	Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association.

10.12 (a)	(2)	Amendment dated June 23, 1995 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association.

10.12 (b)	(3)	Amendment dated July 22, 1996 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association.

10.12 (c)	(5)	Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. and Bank of America, N.A.

10.13	(1)	Continuing Guaranty dated March 8, 1994, of Stater Bros. Development, Inc. in favor of Bank of America Trust and Savings Association.

10.15	(1)	Subordination Agreement dated March 8, 1994, by and among the Company, Stater Bros. Markets and Bank of America Trust and Savings Association.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (contd.)

     (a)(3) Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION

10.16	(1)	Amended and Restated Sublease Agreement dated June 1, 1983, between Wren Leasing Corp., as Lessor, and Stater Bros. Markets, as Lessee.

10.17	(1)	Preferred Stock Agreement dated March 22, 1983, between Stater Bros. Markets and Petrolane Incorporated.

10.18	(1)	Escrow Agreement dated September 19, 1985, by and among Stater Bros. Markets, Petrolane Incorporated and First Interstate Bank of California.

10.19	(5)	Dealer Manager Agreement dated as of July 1, 1999, by and between Stater Bros. and Banc of America Securities LLC.

10.20	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Jack H. Brown.

10.21.1	(7)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and Donald I. Baker.

10.22.1	(7)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and A. Gayle Paden.

10.23	(7)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and H. Harrison Lightfoot.

10.24	(7)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Phillip J. Smith

10.25	(7)	Stater Bros. Holdings Inc. Phantom Stock Plan

10.26	(8)	First Amendment dated September 15, 2000 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.27	(8)	Second Amendment dated December 13, 2001 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.28	(8)	Third Amendment dated January 18, 2002 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.29	(8)	Subordinated Note for $20,000,000 dated January 22, 2002 between the Company and H. Harrison Lightfoot with an interest rate of 5% due March 31, 2007.

10.30	(9)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Dennis L. McIntyre.

10.31	(9)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Edward A. Stater.

10.32	(9)	Employment contract dated August 1, 2002 by and between Stater Bros. Markets and James W. Lee.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (contd.)

     (a)(3) Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION

10.33	(10)	Fourth Amendment dated February 4, 2003 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

12	(11)	Computation of ratio of earnings to fixed charges.

14	(11)	Copy of Financial Code of Ethics.

21	(1)	Subsidiaries of the Company.

24	(5)	Powers of Attorney (included on signature pages of this Registration Statement on Form S-4)

25	(5)	Form T-1 Statement of Eligibility and Qualification of IBJ Whitehall Bank & Trust Company, as Trustee.

31.1	(11)	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	(11)	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	(11)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 25, 1995 and filed on August 8, 1995.

(3)	Previously filed with the Securities and Exchange Commission as exhibit 10.12(b) with the Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(4)	Previously filed with the Securities and Exchange Commission as exhibits to the Registration Statement S-4, No. 333-34113 dated October 17, 1997.

(5)	Previously filed with the Securities and Exchange Commission as exhibits to the Registration Statement S-4, No. 333-85723 dated September 13, 1999.

(6)	Previously filed with the Securities and Exchange Commission as exhibits to Registrant’s Quarterly Report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000.

(7)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000.

(8)	Previously filed with the Securities and Exchange Commission as exhibits to the Registrant’s Quarterly Report on Form 10-Q dated December 31, 2001.

(9)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (contd.)

     (a)(3) Exhibits (contd.)

(10)	Previously filed with the Securities and Exchange Commission as exhibits to the Registrant’s Quarterly Report on Form 10-Q dated December 29, 2002.

(11)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

Copies of Exhibits listed herein can be obtained by writing and requesting such Exhibits from: Corporate Secretary, P. O. Box 150, Colton, California 92324.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated July 11, 2003.

STATER BROS. HOLDINGS INC.
FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2003
FORM 10-K

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 19, 2003 Date	Stater Bros. Holdings Inc.
	By:	/s/	Jack H. Brown

Jack H. Brown
Chairman of the Board,
President and Chief
Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Jack H. Brown	Chairman of the Board, President and	December 19, 2003
Chief Executive Officer and Director
	Jack H. Brown	(Principal Executive Officer)

/s/	Thomas W. Field, Jr.	Vice Chairman of the Board	December 19, 2003
and Director
Thomas W. Field, Jr.

/s/	Bruce D. Varner	Secretary and Director	December 19, 2003

Bruce D. Varner

/s/	C. Dale Warman	Director	December 19, 2003

C. Dale Warman

/s/	Phillip J. Smith	Senior Vice President and	December 19, 2003
Chief Financial Officer
	Phillip J. Smith	(Principal Financial Officer)

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Stater Bros. Holdings Inc.

     We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. and subsidiaries as of September 30, 2001, September 29, 2002 and September 28, 2003, and the related consolidated statements of income, stockholders’ deficit, and cash flows for the 52-week periods ended September 29, 2002 and September 28, 2003 and the 53-week period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. and subsidiaries as of September 30, 2001, September 29, 2002 and September 28, 2003, and the consolidated results of their operations and their cash flows for the 52-week periods ended September 29, 2002 and September 28, 2003 and the 53-week period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Orange County, California
December 5, 2003

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	Sept. 30,	Sept. 29,	Sept. 28,
	2001	2002	2003

Current assets
Cash and cash equivalents	$101,636	$81,043	$111,152
Receivables	29,894	26,500	23,217
Income tax receivables	358	7,061	4,354
Inventories	170,189	175,404	172,267
Prepaid expenses	6,743	7,860	6,962
Deferred income taxes	6,634	15,281	14,793

Total current assets	315,454	313,149	332,745
Investment in unconsolidated affiliate	12,666	15,580	16,910
Property and equipment
Land	50,930	50,930	50,930
Buildings and improvements	182,269	191,514	200,349
Store fixtures and equipment	190,581	212,741	242,562
Property subject to capital leases	24,670	24,670	24,670

	448,450	479,855	518,511
Less accumulated depreciation and amortization	170,123	194,039	216,366

	278,327	285,816	302,145
Deferred income taxes	4,897	—	—
Deferred debt issuance costs, net	12,042	13,936	10,486
Other assets	5,908	5,649	5,540

	22,847	19,585	16,026

Total assets	$629,294	$634,130	$667,826

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	Sept. 30,	Sept. 29,	Sept. 28,
	2001	2002	2003

Current liabilities
Accounts payable	$107,485	$104,166	$112,458
Accrued payroll and related expenses	41,737	41,567	44,362
Other accrued liabilities	44,340	46,656	50,352
Current portion of capital lease obligations and long-term debt	1,435	1,117	1,056

Total current liabilities	194,997	193,506	208,228
Deferred income taxes	—	6,500	6,708
Long-term debt, less current portion	439,000	458,750	458,750
Capital lease obligations, less current portion	12,098	10,981	9,926
Long-term portion of self-insurance and other reserves	15,852	23,855	27,941
Other long-term liabilities	8,756	14,659	20,267

Total liabilities	670,703	708,251	731,820
Stockholders’ deficit
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0 in 2001, 2002 and 2003	—	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 50,000 in 2001; 38,301 in 2002 and 2003	1	—	—
Additional paid-in capital	12,715	9,740	9,740
Retained deficit	(54,125)	(83,861)	(73,734)

Total stockholders’ deficit	(41,409)	(74,121)	(63,994)

Total liabilities and stockholders’ deficit	$629,294	$634,130	$667,826

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)

	Fiscal Year Ended

	Sept. 30,	Sept. 29,	Sept. 28,
	2001	2002	2003

Sales	$2,573,913	$2,666,346	$2,753,774
Cost of goods sold	1,911,065	1,957,526	1,999,361

Gross profit	662,848	708,820	754,413
Operating expenses:
Selling, general and administrative expenses	572,815	608,289	652,291
Depreciation and amortization	29,061	31,493	34,308

Total operating expenses	601,876	639,782	686,599

Operating profit	60,972	69,038	67,814
Interest income	3,409	1,721	1,049
Interest expense	(52,410)	(52,814)	(53,254)
Equity in income from unconsolidated affiliate	1,584	2,914	1,330
Other expense - net	(258)	(1,579)	(1,093)

Income before income taxes	13,297	19,280	15,846
Income taxes	5,452	7,491	5,719

Net income	$7,845	$11,789	$10,127

Earnings per common share	$156.90	$280.92	$264.41

Average common shares outstanding	50,000	41,965	38,301

Common shares outstanding at end of year	50,000	38,301	38,301

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended

	Sept. 30,	Sept. 29,	Sept. 28,
	2001	2002	2003

Operating activities:
Net income	$7,845	$11,789	$10,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,061	31,493	34,308
Deferred income taxes	2,921	2,750	696
Loss on disposals of assets	258	1,579	1,093
Net undistributed income in unconsolidated affiliate	(1,584)	(2,914)	(1,330)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,713)	3,394	3,283
(Increase) decrease in income tax receivables	(95)	(6,703)	2,707
(Increase) decrease in inventories	(4,857)	(5,215)	3,137
(Increase) decrease in prepaid expenses	(1,427)	(1,136)	893
Decrease in other assets	15,683	3,398	3,559
Increase (decrease) in accounts payable	6,708	(3,319)	8,292
Increase in accrued liabilities and long-term portion of self-insurance reserves	26,593	16,052	16,185

Net cash provided by operating activities	79,393	51,168	82,950

Financing activities:
Debt issuance costs	—	(5,033)	—
Stock redemption	—	(20,000)	—
Dividends paid	—	(4,500)	—
Principal payments on long-term debt	(5,048)	(250)	—
Principal payments on capital lease obligations	(2,092)	(1,435)	(1,116)

Net cash used in financing activities	(7,140)	(31,218)	(1,116)

Investing activities:
Purchase of property and equipment	(33,499)	(40,722)	(51,890)
Proceeds from sale of property and equipment	251	179	165

Net cash used in investing activities	(33,248)	(40,543)	(51,725)

Net increase (decrease) in cash and cash equivalents	39,005	(20,593)	30,109
Cash and cash equivalents at beginning of year	62,631	101,636	81,043

Cash and cash equivalents at end of year	$101,636	$81,043	$111,152

Interest paid	$49,848	$49,927	$49,560
Income taxes paid	$2,890	$11,443	$3,000

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

		Class A	Additional
	Common	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit	Total

Balances at September 24, 2000	$—	$1	$12,715	$(61,970)	$(49,254)
Net income for 53 weeks ended September 30, 2001	—	—	—	7,845	7,845

Balances at September 30, 2001	—	1	12,715	(54,125)	(41,409)
Net income for 52 weeks ended September 29, 2002	—	—	—	11,789	11,789
Dividend paid	—	—	—	(4,500)	(4,500)
Stock redemption	—	(1)	(2,975)	(37,025)	(40,001)

Balances at September 29, 2002	—	—	9,740	(83,861)	(74,121)
Net income for 52 weeks ended September 28, 2003	—	—	—	10,127	10,127

Balances at September 28, 2003	$—	$—	$9,740	$(73,734)	$(63,994)

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2003

Note 1 - The Company and Summary of Significant Accounting Policies

     Description of Business

     Stater Bros. Holdings Inc. (the “Company”) is engaged primarily in the operation of retail supermarkets. As of September 28, 2003, the Company operated 157 retail grocery supermarkets under the name “Stater Bros. Markets.” The Company’s supermarkets are located in Southern California’s San Bernardino, Riverside, Los Angeles, Orange, San Diego and Kern counties. The Company and its predecessor companies have operated retail grocery stores under the “Stater Bros. Markets” name in the Inland Empire of Southern California since 1936.

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

     Fiscal Year

     The Company’s fiscal year ends on the last Sunday in September. The fiscal years ended September 29, 2002 and September 28, 2003 were 52-week years and the fiscal year ended September 30, 2001 was a 53-week year.

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

     Long-Lived Assets

     Financial Accounting Standards Board Statement No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” became effective for the Company on September 30, 2002. This standard replaces SFAS No. 121 and APB No. 30 and amends APB No. 51 among others. Adoption of this standard did not have a material effect on the Company’s financial statements. As part of the adoption of this standard, assets previously classified as “Properties held for sale” on the consolidated balance sheets were reclassified to “Property and equipment”.

The Company reviews the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the estimated future, undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related asset to estimated fair value.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 1 - The Company and Summary of Significant Accounting Policies (contd.)

     Property and Equipment

     Property and equipment are stated at cost and are depreciated or amortized, principally on a straight-line basis over the estimated useful lives of the assets, and for capitalized leases over the initial lease term or the estimated economic life of the asset.

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

     Self-insurance Reserves

     The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. In recent years, the Company and employers within the State of California as a whole have seen significant increases in the severity of workers’ compensation claims. The Company discounts its workers’ compensation, automobile and general liability insurance reserves at a discount rate of approximately 7.5%. The Company is self-insured, subject to certain retention levels, for health care costs of eligible non-bargaining unit employees. Such health care reserves are not discounted.

     Income Taxes

     The Company provides for deferred income taxes as timing differences arise between income and expenses recorded for financial and income tax reporting purposes.

     Revenue Recognition

     The Company recognizes revenue from the sale of its products at the point of sale to the customer. Sales are recognized net of any discounts given to the customer.

     Cost of Goods Sold

     Included in cost of goods sold are direct product purchase costs, all in-bound freight costs, all direct receiving and inspection costs, all quality assurance costs, all warehousing costs and all costs associated with transporting goods from the Company’s warehouses to its stores, net of earned vendor rebates and allowances. The Company recognizes, as a reduction to cost of goods sold, certain rebates and allowances (“allowances”) from its vendors as the allowances are earned. Allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned. Included as a reduction in cost of goods sold for fiscal 2003 is $4.6 million of advertising costs in excess of the fair value of the co-operative advertising.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 1 - The Company and Summary of Significant Accounting Policies (contd.)

     Selling, General and Administrative Expenses

     Included in selling, general and administrative expenses are all store operation costs which includes all store labor costs associated with receiving, displaying and selling the Company’s products at the store level; all advertising costs, net in fiscal 2003 of the portion of co-operative advertising allowances directly related to the fair value of the advertising and net of all co-operative advertising allowances in the prior years; certain salary, wages and administrative costs associated with the purchasing of the Company’s products and all security, management information services, accounting and corporate management costs.

     As noted under “Cost of Goods Sold”, the Company includes all purchasing and distribution costs to deliver the product for sale to its stores in cost of goods sold, except for certain salary, wages and administrative costs associated with the purchasing of its products. The amount of salary, wages and administrative costs associated with the purchase of its product included in selling, general and administrative costs was $808,000, $861,000 and $891,000 in fiscal 2001, fiscal 2002 and fiscal 2003, respectively.

     Vendor Rebates and Allowances

     The Company receives certain allowances from its vendors that relate to the purchase and promotion of certain products. All allowances, except for advertising allowances described under “Advertising Allowances”, are recognized as a reduction in cost of goods sold as the performance is completed and inventory sold. Allowances, such as slotting fees, which are tied to the promotion of certain products are recognized as reductions in cost of goods sold as the Company meets the required performance criteria. Allowances that are based upon purchase or sales volumes are recognized as reductions in cost of goods sold as the products are sold. The Company receives lump-sum payments from vendors for the promotion or purchase of products over multi-year periods. The Company records a liability for unearned allowances and recognizes, as a reduction in cost of goods sold, these allowances over time as the criteria of these contracts are met.

     Advertising Allowances

     The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. For fiscal 2003, the Company recognized the portion of co-operative advertising allowances directly related to the fair value of advertising as a reduction in advertising costs. In fiscal 2003, $4.6 million of excess allowances received over the fair value of advertising were recorded as a reduction to cost of goods sold. In fiscal 2001 and fiscal 2002, all co-operative advertising allowances were recognized as reductions in advertising expense. A significant portion of the Company’s advertising expenditures is in the form of twice weekly print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. The Company analyzes, on an annual basis, the direct out-of-pocket costs for printing and distributing its print ads. Using the number of ads in a typical twice weekly advertisement, the actual direct costs of an individual advertisement is determined. The cost determined is deemed to be the fair value of advertising. The amount of co-operative advertising allowance recognized as a reduction in advertising expense was $11.8 million, $11.9 million and $5.9 million in fiscal 2001, fiscal 2002 and fiscal 2003, respectively.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 1 - The Company and Summary of Significant Accounting Policies (contd.)

     Advertising

     The Company’s advertising costs, net of vendor allowances for co-operative advertising, are recognized in the period the advertising is incurred and are included in selling, general and administrative expenses. Advertising costs, net of vendor allowances, were $20.8 million, $23.7 million and $27.4 million in fiscal 2001, 2002 and 2003, respectively.

     Leases

     Certain of the Company’s operating leases provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments are expensed on a straight-line basis over the minimum lease term. The Company recognizes a liability for minimum step rents when the amount of straight-line rent expense exceeds the actual lease payment and it reduces the step rent liability when the actual lease payment exceeds the amount of straight-line rent expense.

     Recent Accounting Pronouncements

     In April 2003, the FASB issued Statement 149, Amendment of Statement 133, “Accounting for Derivative Instruments and Hedging Activities”. Statement 149 requires that contracts with comparable characteristics be accounted for similarly. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position or liquidity. In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position or liquidity. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. The Company is in the initial stages of reviewing this interpretation, but does not believe it has any variable interest entities to which Interpretation 46 would apply.

     Reclassifications

     Certain amounts in the prior periods have been reclassified to conform to the current period financial statement presentation.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 2 - Impact of Recent EITF

Effective September 30, 2002, the Company adopted EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The Company’s adoption of the EITF has had no effect on the Company’s current year or prior years’ net income. In fiscal 2003, as a result of EITF Issue No. 02-16, vendor payments of $4.6 million related to advertising reimbursements, previously classified as a reduction in selling, general and administrative expenses were reclassified as a reduction in cost of goods sold. Prior year financial statements were not reclassified. The following table shows the pro forma consolidated operating profit for fiscal 2001 and fiscal 2002 if the impact of EITF Issue No. 02-16 had been applied to fiscal 2001 and fiscal 2002.

	Fiscal Year Ended

	(In thousands)
	Sept. 30,	Sept. 29,
	2001	2002

Sales	$2,573,913	$2,666,346
Cost of goods sold	1,906,842	1,953,761

Gross profit	667,071	712,585
Operating expenses:
Selling, general and administrative expenses	577,038	612,054
Depreciation and amortization	29,061	31,493

Total operating expenses	606,099	643,547

Operating profit	$60,972	$69,038

Note 3 - Debt

     Long-term debt consisted of the following:

	Sept. 30,	Sept. 29,	Sept. 28,
	2001	2002	2003

	(In thousands)
5% Subordinated Note due 2007	$—	$20,000	$20,000
10.75% Senior Notes due 2006	439,000	438,750	438,750

Total long-term debt	$439,000	$458,750	$458,750

     Interest on the 10.75% Senior Notes due August 2006, is payable semi-annually on February 15 and August 15. Principal on the 10.75% Senior Notes is due in the fiscal year 2006.

     Interest on the 5% subordinated note due March 2007, is payable semi-annually on March 31 and September 30. Principal on the 5% subordinated note is due in the fiscal year 2007.

     Interest capitalized during fiscal years 2001, 2002 and 2003 amounted to $238,000, $144,000 and $126,000 respectively. Interest expense incurred, before the effect of capitalized interest, during 2001, 2002 and 2003 amounted to $52,648,000, $52,958,000 and $53,380,000, respectively.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 3 - Debt (contd.)

     During fiscal 2002, the Company redeemed $250,000 of its 10.75% Senior Notes due 2006. The Notes were restricted and unregistered. The Notes were redeemed for $250,000 plus accrued interest.

Note 4 - Unconsolidated Affiliate

     The Company owns 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. (“Santee”), it operates a fluid milk processing plant located in City of Industry. The Company is not the controlling stockholder. Accordingly, the Company accounts for its investment in Santee Dairies LLC using the equity method of accounting and recognized income of $1,584,000, $2,914,000 and $1,330,000 for fiscal years 2001, 2002 and 2003, respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee Dairies LLC is as follows:

	52 Weeks	52 Weeks	52 Weeks

	Sept. 29, 2001	Sept. 28, 2002	Sept. 27, 2003

	(In thousands)
Current assets	$24,060	$24,918	$25,771
Non-current assets	95,236	91,674	89,096
Current liabilities	26,754	23,257	24,952
Non-current liabilities	67,046	62,012	56,215
Shareholders’ equity	25,496	31,323	33,700

Sales	188,627	181,686	172,718
Gross profit	29,663	30,497	27,962
Net income	$3,168	$5,826	$2,660

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 5 - Bank Facilities

     The Company’s principal operating subsidiary, Markets, entered into a credit facility, as amended, with Bank of America N.A. on August 6, 1999 (“the credit facility”). The credit facility provides for (i) a $75.0 million revolving loan facility and (ii) a “Letter of Credit Sublimit” which is defined as an amount equal to the lesser of (a) the Revolving Loan Commitment and (b) $50,000,000. The Letter of Credit Sublimit is part of, and not in addition to, the Revolving Loan Commitment. Borrowings under the revolving loan facility are unsecured and expected to be used for certain working capital and corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, workers’ compensation insurance obligations and as security for certain rent obligations.

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

     The Company had no short-term borrowings outstanding at the end of fiscal years 2001, 2002 and 2003, and the Company did not incur short-term borrowings during fiscal years 2001, 2002 and 2003.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 5 - Bank Facilities (contd.)

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

     As of September 28, 2003, for purposes of the credit facility with Bank of America, both Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 10.75% Senior Notes due 2006. As of September 28, 2003, the Company was in compliance with all such covenants. However, there can be no assurance that Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

Note 6 - Leases

     The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain of the operating leases provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments are expensed on a straight-line basis over the minimum lease term. In addition, certain leases provide for additional rents based on sales and some of these leases allow the Company to reduce current year contingent rent payments by amounts paid for property taxes, insurance and in some cases capital expenditures. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

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

Note 6 - Leases (contd.)

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

     Following is a summary of future minimum lease payments as of September 28, 2003:

		Operating
		Leases
	Capital	Minimum
Fiscal Year	Leases	Payment

	(In thousands)
2004	$2,781	$31,312
2005	2,453	30,896
2006	2,225	28,167
2007	2,139	23,074
2008	2,095	20,526
Thereafter	8,946	94,142

Total minimum lease payments	20,639	$228,117

Less amounts representing interest	9,657

Present value of minimum lease payments	10,982
Less current portion	1,056

Long-term portion	$9,926

     Rental expense and sublease income were as follows:

	Sept. 30, 2001	Sept. 29, 2002	Sept. 28, 2003

	(In thousands)
Minimum rentals	$23,612	$25,009	$26,383
Rentals based on sales	$10,372	$10,487	$10,951
Sublease income	$1,165	$1,200	$1,213

     Aggregate sublease income to be received subsequent to September 28, 2003 is approximately $4,422,000.

Note 7 - Preferred Stock

     During fiscal 2001, the Company paid all cumulative deferred dividends and redeemed all outstanding $11.00 Cumulative Redeemable Preferred Stock due 2003 of Stater Bros. Markets (see Note 6).

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 8 - Income Taxes

     The provision for income taxes consisted of the following:

	Sept. 30, 2001	Sept. 29, 2002	Sept. 28, 2003

		(In thousands)
Current
Federal	$3,642	$3,317	$2,590
State	933	1,037	1,343

	4,575	4,354	3,933

Deferred
Federal	635	2,459	1,707
State	242	678	79

	877	3,137	1,786

Income tax expense	$5,452	$7,491	$5,719

A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

	Sept. 30, 2001	Sept. 29, 2002	Sept. 28, 2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax benefit	5.8	5.8	5.8
Tax credits	(4.6)	(3.3)	(3.3)
Other	4.8	1.4	(1.4)

	41.0%	38.9%	36.1%

Components of deferred income taxes are as follows:

	Sept. 30, 2001	Sept. 29, 2002	Sept. 28, 2003

		(In thousands)
Deferred income tax assets:
Self-insurance reserves	$10,646	$15,034	$18,592
Pension and vacation liabilities	3,844	4,138	4,893
Inventories	1,862	2,010	2,318
Investment in unconsolidated affiliate	427	—	—
Income deferred for book purposes	2,762	3,591	2,765
Tax credits and operating loss carry forwards	4,190	5,514	1,650
Other, net	—	—	3,509

Total deferred income tax assets	23,731	30,287	33,727
Deferred income tax liabilities:
Property and equipment	(7,936)	(18,453)	(22,282)
Other assets	(2,058)	(2,058)	(2,058)
Investment in unconsolidated affiliate	—	(760)	(1,302)
Other, net	(2,206)	(235)	—

Total deferred income tax liabilities	(12,200)	(21,506)	(25,642)

Net deferred income tax assets	$11,531	$8,781	$8,085

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 8 - Income Taxes (contd.)

     Although there can be no assurances as to future taxable income of the Company, the Company believes that its expectations of future taxable income, when combined with the income taxes paid in prior years, will be adequate to realize the deferred income tax assets.

Note 9 - Retirement Plans

     Pension Plan

     The Company has a noncontributory defined benefit pension plan covering substantially all non-union employees. The plan provides for benefits based on an employee’s compensation during the eligibility period while employed with the Company. The Company’s funding policy for this plan is to contribute annually at a rate that is intended to provide sufficient assets to meet future benefit payment requirements.

     Net periodic pension cost included the following components:

	Sept. 30, 2001	Sept. 29, 2002	Sept. 28, 2003

		(In thousands)
Service cost - benefits earned during the period	$1,299	$1,577	$2,095
Interest cost on projected benefit obligation	1,671	2,041	2,256
Actual return on assets	(1,528)	(1,719)	(2,047)
Net amortization and deferral	27	27	27
Recognized gains or losses	60	281	467
Prior service cost recognized	(5)	(2)	(2)

Net periodic pension cost	$1,524	$2,205	$2,796

Assumptions used for accounting were:
Discount rate	7.75%	7.25%	6.50%
Rate of increase in compensation levels	5.00%	5.00%	5.00%
Expected long-term rate of return on assets	9.00%	8.00%	8.00%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 9 - Retirement Plans (contd.)

     Pension Plan (contd.)

     The following table sets forth the plan’s funded status and amounts recognized in the Company’s balance sheet at:

	Sept. 30, 2001	Sept. 29, 2002	Sept. 28, 2003

		(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligation	$20,159	$27,595	$33,342

Vested benefit obligation	$20,397	$26,860	$32,505

Projected benefit obligation	$(26,622)	$(34,963)	$(41,354)
Plan assets at fair value, primarily notes and bonds	20,497	24,865	27,792

Projected benefit obligation in excess of plan assets	(6,125)	(10,098)	(13,562)
Unrecognized net loss	4,851	9,679	13,381
Unrecognized prior service cost	(5)	(2)	—
Unrecognized net obligations established October 1, 1987	81	54	27

Pension liability recognized in the balance sheet	$(1,198)	$(367)	$(154)

     Expenses recognized for this retirement plan were $1,795,000, $2,418,000 and $3,068,000 in 2001, 2002 and 2003, respectively.

     Profit Sharing Plan

     The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $787,000, $550,000 and $668,000 in 2001, 2002 and 2003, respectively.

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 9 - Retirement Plans (contd.)

     Multi-Employer Plans (contd.)

     The Company’s expense for these retirement plans and health and welfare plans consisted of the following:

	Sept. 30, 2001	Sept. 29, 2002	Sept. 28, 2003

		(In thousands)
Multi-Employer Pension Plans	$6,579	$16,726	$22,986
Multi-Employer Health and Welfare	58,000	65,588	79,561

Total Multi-Employer Benefits	$64,579	$82,314	$102,547

     The Company’s employer contributions fluctuate as a result of periodic resumptions and suspensions of employer contributions to collective bargaining trusts.

Note 10 - Labor Relations

     The Company’s collective bargaining agreement with the United Food and Commercial Workers (“UFCW”), which covers the largest number of employees, expired in October 2003. The UFCW had the same collective bargaining agreement with the Company and with the Company’s three major competitors, Vons, Albertson’s and Ralphs. On April 14, 2003, prior to the expiration of the collective bargaining agreement, the Company signed an agreement with the UFCW which stated that the Company would accept the same contract terms that the UFCW negotiated with Vons, Albertson’s and Ralphs. In return, the UFCW agreed not to strike the Company. The Company is not a party to the contract negotiations between the UFCW and Vons, Albertson’s and Ralphs.

Prior to the labor action, Vons, Albertson’s and Ralphs informed the UFCW that a strike against any one of the grocery chains would be considered as a strike against all three chains. On October 11, 2003, the UFCW declared a strike against Vons; in turn Albertson’s and Ralphs locked out all of their UFCW employees. As of the date of this filing, a new agreement has not been reached and the strike and lock out continue.

The International Brotherhood of Teamsters’ collective bargaining agreement was renewed in September 2002 and expires in September 2005.

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

     Long-Term Debt and Capital Lease Obligations

     The fair value of the 10.75% Notes, is based on quoted market prices. Although market quotes for the fair value of the Company’s capitalized lease obligations and the 5% Subordinated Note are not readily available, the Company believes the stated value approximates fair value.

     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	September 28, 2003

	(In thousands)
	Carrying	Fair
	Amount	Value

Cash and cash equivalents	$111,152	$111,152
Receivables	$27,571	$27,571
Long-term debt	$458,750	$481,784
Capitalized lease obligations	$10,982	$10,982

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

     On July 9, 2003, the Company’s principal operating subsidiary Markets agreed to a settlement of two lawsuits which had been filed on behalf of certain of Markets’ existing and former store managers and assistant managers which alleged that such workers are non-exempt under California labor laws and are therefore entitled to overtime wages. Markets admitted no wrong doing under the settlement and it believes it has appropriately followed California law in the classification and payment of its employees. Markets believes that the store managers and assistant managers are highly compensated employees with duties and responsibilities which place them in the exempt category under California law and that such employees are not entitled to overtime wages. Markets continues to feel the case was without merit; however, because of escalating litigation expenses, Markets determined a settlement was the best solution. The amount of the settlement was $3.2 million. Of the $3.2 million, $1.2 million of the settlement was recognized as expense in fiscal 2003 and $2.0 million was recognized as expense in fiscal 2001. Subsequent to year-end, the settlement was paid.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 12 - Litigation Matters (contd.)

In July of 2002, Markets initiated litigation on its own behalf and derivatively on behalf of Santee in the Superior Court for the State of California, County of Los Angeles, against Hughes Markets, Inc., Ralphs Grocery Company (“Ralphs”), Fred Meyer, Inc. and The Kroger Company (“Defendants”) alleging among other things breaches of their Product Purchase Agreement with Santee and failure to make certain capital contributions for Santee’s dairy facility in the City of Industry. In July of 2003, Defendants filed a cross-complaint against Markets, Santee and others seeking among other things Declaratory Relief for interpretation of the requirements of the Product Purchase Agreements and for damages against Markets, Santee and certain directors of Santee for adoption of a Milk Incentive Program and payments to Markets under that program and other claims for damages. Subsequent to year-end, the parties mediated and reached a settlement agreement that is subject to a sixty day close. A component of the settlement requires the parties to execute a transfer agreement whereby Defendants will relinquish its right, title and interest in Santee to the Company.

Note 13 - Stock Redemption

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

Note 14 – Phantom Stock Plan

     The Company maintains a phantom stock plan for certain executives of Stater Bros. Markets. Existing stockholders and partners of La Cadena are not eligible to receive awards. Awards under the plan are for units that have an assigned value. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any unvested awards under the plan will terminate and no payment will be made thereunder. As of September 30, 2001, September 29, 2002 and September 28, 2003, there were 663,000, 668,000 and 693,000 units outstanding, respectively. The Company recognized an expense for the plan of $4.8 million, $6.0 million and $6.0 million in 2001, 2002 and 2003, respectively.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 15 - Quarterly Results (unaudited)

Quarterly results for fiscal 2001, 2002 and 2003 are as follows:
               (In thousands)

		Gross		Operating	Net
	Sales	Profit		Profit	Income

Fiscal 2001 Quarters
13 weeks ended 12/24/00	$624,849	$157,892		$14,432	$1,822
13 weeks ended 03/25/01	612,305	155,670		13,680	1,360
13 weeks ended 06/24/01	639,925	166,119		15,939	2,269
14 weeks ended 09/30/01	696,834	183,167		16,921	2,394

	$2,573,913	$662,848		$60,972	$7,845

Fiscal 2002 Quarters
13 weeks ended 12/30/01	$662,587	$176,163		$18,723	$3,932
13 weeks ended 03/31/02	654,213	172,813		19,476	4,294
13 weeks ended 06/30/02	672,779	177,142		17,707	2,911
13 weeks ended 09/29/02	676,767	182,702		13,132	652

	$2,666,346	$708,820		$69,038	$11,789

Fiscal 2003 Quarters
13 weeks ended 12/29/02	$681,509	$182,457	(1)	$17,429	$2,927
13 weeks ended 03/30/03	677,196	185,486	(1)	19,415	3,831
13 weeks ended 06/29/03	688,071	187,333	(1)	14,170	769
13 weeks ended 09/28/03	706,998	199,137		16,800	2,600

	$2,753,774	$754,413		$67,814	$10,127

(1) Gross profit for the first three quarters of fiscal 2003 has been restated to reflect the adoption of EITF 02-16 effective September 30, 2002. The adoption caused a reclassification between cost of goods sold and selling, general and administrative expenses. There was no net income impact from the adoption. The effect of the restatement was to reduce cost of goods sold by $1.1 million, $1.3 million and $1.0 million in quarters ended December 29, 2002, March 30, 2003 and June 29, 2003, respectively.