Form 10-Q
period 2003-12-28
STATER BROS HOLDINGS INC
filed 2004-02-11
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

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

Yes [  ] No [X]

As of February 11, 2004, there were issued and outstanding
38,301 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
DECEMBER 28, 2003

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS

	Sept. 28,	Dec. 28,
	2003	2003

Current Assets
Cash and cash equivalents	$111,152	$235,904
Restricted cash	—	20,000
Receivables	23,217	30,410
Income tax receivables	4,354	—
Inventories	172,267	185,268
Prepaid expenses	6,962	9,933
Deferred income taxes	14,793	14,793

Total current assets	332,745	496,308
Investment in unconsolidated affiliate	16,910	17,536
Property and equipment
Land	50,930	50,930
Buildings and improvements	200,349	201,526
Store fixtures and equipment	242,562	251,288
Property subject to capital leases	24,670	24,670

	518,511	528,414
Less accumulated depreciation and amortization	216,366	220,542

	302,145	307,872
Deferred debt issuance costs, net	10,486	9,624
Other assets	5,540	5,547

	16,026	15,171

Total assets	$667,826	$836,887

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	Sept. 28,	Dec. 28,
	2003	2003

Current Liabilities
Accounts payable	$112,458	$181,377
Accrued payroll and related expenses	44,362	64,316
Income taxes payable	—	19,196
Other accrued liabilities	50,352	57,071
Current portion of capital lease obligations	1,056	1,042

Total current liabilities	208,228	323,002
Deferred income taxes	6,708	6,458
Long-term debt	458,750	458,750
Capital lease obligations, less current portion	9,926	9,678
Long-term portion of self-insurance and other reserves	27,941	37,325
Other long-term liabilities	20,267	31,025

Total liabilities	731,820	866,238
Stockholders’ deficit
Common Stock, $.01 par value:
Authorized shares – 100,000
Issued and outstanding shares – 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 38,301	—	—
Additional paid-in capital	9,740	9,740
Retained deficit	(73,734)	(39,091)

Total stockholders’ deficit	(63,994)	(29,351)

Total liabilities and stockholders’ deficit	$667,826	$836,887

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended

	Dec. 29,	Dec. 28,
	2002	2003

Sales	$681,509	$1,026,553
Cost of goods sold	497,353	721,671

Gross profit	184,156	304,882
Operating expenses:
Selling, general and administrative expenses	160,399	226,894
Depreciation and amortization	6,328	7,426

Total operating expenses	166,727	234,320

Operating profit	17,429	70,562
Interest income	272	384
Interest expense	(13,258)	(13,176)
Equity in income from unconsolidated affiliate	746	626
Other expenses - net	(389)	(453)

Income before income taxes	4,800	57,943
Income taxes	1,873	23,300

Net income	$2,927	$34,643

Earnings per common share	$76.42	$904.49

Average common shares outstanding	38,301	38,301

Common shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	13 Weeks Ended

	Dec. 29,	Dec. 28,
	2002	2003

Operating activities:
Net income	$2,927	$34,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,164	9,075
Loss on disposals of assets	388	453
Equity in income from unconsolidated affiliate	(746)	(626)
Changes in operating assets and liabilities:
Increase in restricted cash	—	(20,000)
(Increase) decrease in receivables	846	(7,193)
Decrease in income tax receivables	1,873	4,354
(Increase) decrease in inventories	7,317	(13,001)
Increase in prepaid expenses	(983)	(2,971)
Decrease in other assets	81	855
Increase (decrease) in accounts payable	(377)	68,919
Increase in income taxes payable	—	18,946
Increase in accrued liabilities and long-term portion of self-insurance reserves	9,267	46,815

Net cash provided by operating activities	28,757	140,269

Investing activities:
Purchase of property and equipment	(11,020)	(15,267)
Proceeds from sale of property and equipment	26	12

Net cash used in investing activities	(10,994)	(15,255)

Financing activities:
Principal payments on capital lease obligations	(291)	(262)

Net cash used in financing activities	(291)	(262)

Net increase in cash and cash equivalents	17,472	124,752
Cash and cash equivalents at beginning of period	81,043	111,152

Cash and cash equivalents at end of period	$98,515	$235,904

Interest paid	$489	$950
Income taxes paid	$—	$—

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 28, 2003

Note 1 - Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the “Company”) and its subsidiaries as of September 28, 2003 and December 28, 2003 and the results of its operations and cash flows for the thirteen weeks ended December 29, 2002 and December 28, 2003. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest annual report filed on Form 10-K. The operating results for the thirteen weeks ended December 28, 2003 are not necessarily indicative of the results of operations for a full year.

Note 2 - Income Taxes

     The provision for income taxes for the thirteen weeks ended December 29, 2002 and December 28, 2003 consists of the following:

	13 Weeks Ended

	Dec. 29, 2002	Dec. 28, 2003

	(In thousands)
Federal income taxes	$1,448	$18,172
State income taxes	425	5,128

	$1,873	$23,300

Note 3 - Unconsolidated Affiliate

     As of December 28, 2003, the Company owned 50% of Santee Dairies LLC. Through its wholly owned subsidiary, Santee Dairies, Inc. (“Santee”), it operates a fluid milk processing plant located in City of Industry, California. The Company was not the controlling stockholder. Accordingly, the Company accounted for its investment in Santee using the equity method of accounting and recognized income of $746,000 and $626,000 for the thirteen weeks ended December 29, 2002 and December 28, 2003, respectively. Subsequent to December 28, 2003, the Company entered into an agreement that transferred control of Santee to the Company (see Note 7). The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Summary of unaudited financial information for Santee is as follows:

	13 Weeks Ended	14 Weeks Ended

	Dec. 29, 2002	Jan. 3, 2004

	(In thousands)
Current assets	$23,633	$26,404
Non-current assets	91,411	88,523
Current liabilities	21,880	25,923
Non-current liabilities	60,350	54,053
Shareholders’ equity	32,814	34,951

Sales	44,862	62,928
Gross profit	7,976	8,396
Net income	$1,491	$1,251

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 28, 2003

Note 4 - Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 5 – Reclassifications

     Certain amounts in the prior period have been reclassified to conform to the current year period financial statements presentation.

Note 6 – Restricted Cash

     Restricted cash represents cash that has been contractually set aside as collateral for certain workers’ compensation and general liability self-insurance reserves. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents.

Note 7 – Subsequent Event

     On January 29, 2004, a final settlement agreement (“the Settlement Agreement”) was executed in an action initiated in July of 2002 by Stater Bros. Markets (“Markets”), a wholly-owned subsidiary the Company, on its own behalf and derivatively on behalf of Santee in the Superior Court of California, County of Los Angeles, against Hughes Markets, Inc. (“Hughes”), Ralphs Grocery Company (“Ralphs”), Fred Meyer, Inc., and the Kroger Company (“Defendants”), alleging among other things breaches of their Product Purchase Agreement with Santee and failure to make certain capital contributions for Santee’s dairy facility in the City of Industry, California. In July of 2003, Defendants filed a cross-complaint against Markets, Santee and others seeking among other things Declaratory Relief for interpretation of the requirements of the Product Purchase Agreements and for damages against Markets, Santee and certain directors of Santee for the adoption of the Milk Incentive Program and payments to Markets under that program and other claims for damages.

     Under the Settlement Agreement, Defendants paid to Markets the sum of one million five hundred fifty thousand dollars ($1,550,000), the Hughes Product Purchase Agreement was terminated, and Ralphs will continue to purchase certain products from Santee in specified quantities through July 31, 2007. In addition, Hughes relinquished to Markets all of its rights, title, and interest in Santee Dairies, LLC, which had been jointly owned by Hughes and Markets since 1986.

     Santee Dairies, LLC will be dissolved and in subsequent periods, Santee’s financial position and results of operations will be consolidated with that of the Company’s.

     As of the date of the Settlement Agreement, Santee had $53,500,000 of 9.36% Senior Secured Notes due 2008 (“Santee Notes”) with various institutional investors. In the event of a change in control of Santee, the Santee Notes required the payment of principal, accrued interest and a make-whole payment. Subsequent to the Settlement Agreement, Markets loaned $55,000,000 to Santee and Santee made payments to the holders of the Santee Notes to retire the Santee Notes.

STATER BROS. HOLDINGS INC.
DECEMBER 28, 2003

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

Selling, General and Administrative Expenses

Included in selling, general and administrative expenses are all store operation costs which includes all store labor costs associated with receiving, displaying and selling the Company’s products at the store level; all advertising costs, net in fiscal 2004 of the portion of co-operative advertising allowances directly related to the fair value of the advertising and net of all co-operative advertising allowances in the prior years; certain salary, wages and administrative costs associated with the purchasing of the Company’s products and all security, management information services, accounting and corporate management costs.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses (contd.)

Within the supermarket industry, there are a wide range of differences in the disclosure of costs related to the purchasing and distribution of products sold. Some companies include all of their costs in selling, general and administrative expenses. As noted under “Cost of Goods Sold”, the Company includes all purchasing and distribution costs to deliver the product for sale to its stores in cost of goods sold, except for certain salary, wages and administrative costs associated with the purchasing of its products.

Vendor Rebates and Allowances

The Company receives certain allowances from its vendors that relate to the purchase and promotion of certain products. All allowances, except for advertising allowances described under “Advertising Allowance”, are recognized as a reduction in cost of goods sold as the performance is completed and inventory sold. Allowances, such as slotting fees, which are tied to the promotion of certain products, are recognized as reductions in cost of goods sold as the Company meets the required performance criteria. Allowances that are based upon purchase or sales volumes are recognized as reductions in cost of goods sold as the products are sold. The Company receives lump-sum payments from vendors for the promotion or purchase of products over multi-year periods. The Company records a liability for unearned allowances and recognizes, as a reduction in cost of goods sold, these allowances over time as the criteria of these contracts are met.

Advertising Allowances

The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. The Company recognizes the portion of co-operative advertising allowances directly related to the fair value of the advertising as a reduction in advertising costs. A significant portion of the Company’s advertising expenditures is in the form of twice weekly print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. The Company analyzes, on a monthly basis, the direct out-of-pocket costs for printing and distributing its print ads. Using the number of ads in a typical twice weekly advertisement, the actual direct cost of an individual advertisement is determined. The cost determined is deemed to be the fair value of advertising. The amount of co-operative advertising allowances in excess of the direct fair value of the advertising is recognized as a reduction in cost of goods sold.

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

Investment in Affiliate

As of December 28, 2003 the Company owned 50% of Santee Dairies, LLC. The Company was not the controlling stockholder and accordingly accounted for its investment using the equity method of accounting. Subsequent to December 28, 2003, the Company entered into an agreement that transferred control of Santee to the Company. Accordingly, in subsequent periods, Santee’s financial position and results of operations will be consolidated with that of the Company’s.

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

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the thirteen weeks ended December 29, 2002 and December 28, 2003.

	13 Weeks Ended

	Dec. 29, 2002	Dec. 28, 2003

Sales	100.00%	100.00%
Gross profit	27.02	29.70
Operating expenses:
Selling, general and administrative expenses	23.53	22.11
Depreciation and amortization	0.93	0.72
Operating profit	2.56	6.87
Interest income	0.04	0.04
Interest expense	(1.95)	(1.28)
Equity in income from unconsolidated affiliate	0.11	0.06
Other expenses - net	(0.06)	(0.05)
Income before income taxes	0.70%	5.64%

Throughout Managements’ discussion and analysis of financial condition and results of operations for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, is the pervasive and over-riding impact of the current labor dispute, as described below, on the Company’s financial condition and results of operations.

The Company’s collective bargaining agreement with the United Food and Commercial Workers (“UFCW”) expired in October 2003. The UFCW had the same collective bargaining agreement with the Company that it had with the Company’s three major competitors, Vons, Albertson’s and Ralphs. On April 14, 2003, the Company signed an agreement with the UFCW that extended the expiring collective bargaining agreement until a new collective bargaining agreement is negotiated and stated that the Company would accept the same contract terms that the UFCW negotiates with Vons, Albertson’s and Ralphs. In return, the UFCW agreed not to strike the Company. The Company is not a party to the current contract negotiations between the UFCW and Vons, Albertson’s and Ralphs.

On October 11, 2003, the UFCW declared a strike against Vons; in turn, Albertson’s and Ralphs locked out all of their UFCW employees (“the labor dispute”). Initially the UFCW placed picket lines at all Vons, Albertson’s and Ralphs stores in Southern California. Subsequently, the UFCW removed the picket lines at most of the Ralphs stores.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION (contd.)

Many of the former Vons, Albertson’s and Ralphs customers have chosen to honor the picket lines and have taken their business to Stater Bros. Markets and other grocery retailers. The labor dispute has had both a significant and material effect on the Company’s sales volume, results of operations and financial position. Eleven of thirteen weeks in the first quarter of fiscal 2004 were affected by the strike.

The increased sales volume has had a positive effect on results of operations as the Company has been able to realize some economics of scale from the increased sales volume. As a result, cost of goods sold, labor and other operating expenses, as a percentage of sales, have decreased in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

While the effect of the labor dispute was favorable to the Company’s first quarter 2004 operating results and financial position, no estimate can be given as to the length of the labor dispute nor its continued impact on the Company. Also, the financial impact of any new bargaining agreement with the UFCW on the Company’s labor and benefit costs, the possible retention of new customers after the labor dispute concludes, the cost to return to normalized operations and the impact of competitive pressures after the conclusion of the labor dispute are unknown and cannot be projected with any degree of certainty. The impact of these factors may involve significant risk and uncertainties that could materially impact the Company’s future financial performance and financial position.

Total sales for the thirteen weeks ended December 28, 2003, the first quarter of fiscal 2004, increased 50.6% and amounted to $1.027 billion compared to $681.5 million for the same period in the prior year. The increase in total sales in the first quarter of fiscal 2004 was primarily due to the increased volume related to the current labor dispute. Like store sales are calculated by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year, only the current year’s weekly sales that correspond to the weeks the store was open in the previous year are used. All of the current year replacement store sales are included in the like store sales calculation. Like store sales increased 49.3% for the thirteen-week period ended December 28, 2003.

Gross profit for the thirteen weeks ended December 28, 2003, amounted to $304.9 million or 29.70% of sales compared to $184.2 million or 27.02% of sales in the same period of the prior year. The increase in gross profit, as a percentage of sales, is due in part to approximately 1.1% increase in gross profit, as a percentage of sales, from improved efficiencies in labor and facilities within warehouse and distribution operations resulting from the increased sales volume. The remaining improvement in gross profit, as a percentage of sales, is due primarily to improved shrink control in perishable departments resulting from the increased inventory turns. The amount of co-operative advertising allowances in excess of the fair value of advertising, which is included as a reduction in cost of goods sold, for the first quarters of fiscal 2004 and 2003 is $840,000 and $540,000, respectively.

Operating expenses include selling, general and administrative expenses and depreciation and amortization. For the thirteen weeks ended December 28, 2003, selling, general and administrative expenses amounted to $226.9 million or 22.11% of sales compared to $160.4 million or 23.53% of sales for the thirteen weeks ended December 29, 2002.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

While selling, general and administrative expenses increased $66.5 million in the current year over the prior year, selling general and administrative expenses, as a percentage of sales, decreased from 23.53% in fiscal 2003 to 22.11% in fiscal 2004. The increased sales volume resulting from the labor dispute allowed the Company to leverage fixed facility cost and reduce advertising cost, as a percentage of sales. Also, the Company’s primary energy provider reduced energy rates effective October of 2003. The reduction in cost, as a percentage of sales, for the fiscal first quarter of 2004 compared to the fiscal first quarter of 2003 from the leveraging of fixed facility cost, reduced advertising cost and reduced energy rates were approximately 0.43%, 0.24% and 0.50% respectively. The amount of salaries, wages and administrative costs associated with the purchase of the Company’s products included in selling, general and administrative expenses for the first quarters of fiscal 2004 and fiscal 2003 is $253,000 and $215,000 respectively.

Depreciation and amortization expenses amounted to $7.4 million for the thirteen weeks ended December 28, 2003 and amounted to $6.3 million for the like period of the prior year. The increase in depreciation and amortization expense in fiscal 2004 was primarily due to an increase in fixed assets. Included in cost of goods sold is $1.6 million and $1.8 million of depreciation in the first quarters of fiscal 2004 and fiscal 2003, respectively, related to warehousing and distribution activities.

Operating profit for the thirteen weeks ended December 28, 2003 amounted to $70.6 million or 6.87% of sales compared to $17.4 million or 2.56% of sales for the thirteen weeks ended December 29, 2002.

Interest expense amounted to $13.2 million for the thirteen weeks ended December 28, 2003 compared to $13.3 million for the thirteen weeks ended December 29, 2002.

The Company’s equity in income from unconsolidated affiliate amounted to $626,000 for the first quarter of fiscal 2004 compared to $746,000 in the first quarter of the prior year. The decrease in earnings in the first quarter of 2004 over the first quarter of 2003, was due to increased operating costs at Santee.

Income before income taxes amounted to $57.9 million for the thirteen weeks ended December 28, 2003 compared to $4.8 million for the thirteen weeks ended December 29, 2002.

Net income for the thirteen weeks ended December 28, 2003, amounted to $34.6 million compared to $2.9 million for the thirteen weeks ended December 29, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended, became effective August 6, 1999 and expires in March 2005 and consists of a revolving loan facility for working capital of $75.0 million which includes a Letter of Credit Sublimit with a maximum availability of the lesser of a) the Revolving Loan Commitment or b) $50 million. As of December 28, 2003, the Company had $47.3 million of outstanding letters of credit and had $27.7 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements and as security for certain rent obligations.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The Company had no short-term borrowings outstanding at the end of the first quarters of fiscal 2004 and 2003, and the Company did not incur short-term borrowings during the year to date periods ended December 28, 2003 and December 29, 2002.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of December 28, 2003.

	Contractual Cash Obligations (In thousands)

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Yrs

10.75% Senior Notes due August 2006
Principal	$438,750	$—	$438,750	$—	$—
Interest	137,567	47,166	90,401	—	—

	576,317	47,166	529,151	—	—
5% Subordinated Note due March 2007
Principal	20,000	—	—	20,000	—
Interest	3,500	1,000	2,000	500	—

	23,500	1,000	2,000	20,500	—
Capital Lease Obligations (1)
Principal	9,679	882	1,787	2,221	4,789
Interest	7,532	1,479	2,545	1,969	1,539

	17,211	2,361	4,332	4,190	6,328
Operating Leases (1)	221,643	31,233	57,429	41,125	91,856

Total Contractual Cash Obligations	$838,671	$81,760	$592,912	$65,815	$98,184

	Other Commercial Commitments (In thousands)

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Yrs.

Standby Letters of Credit (2)	$47,288	$47,288	$—	$—	$—

Total Other Commercial Commitments	$47,288	$47,288	$—	$—	$—

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

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Working capital amounted to $173.3 million at December 28, 2003 and $124.5 million at September 28, 2003, and the Company’s current ratios were 1.54:1, and 1.60:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

The net cash provided by operating activities in the thirteen weeks ended December 28, 2003 amounted to $140.3 million compared to $28.8 million for the thirteen weeks ended December 29, 2002. The change in cash provided from operating activities in the current year over prior year is due primarily from the effect of the labor dispute on the Company’s financial condition. Cash provided by operating activities consisted of an increase of $68.9 million in accounts payable, a $46.8 million increase in accrued liabilities and self-insurance reserves offset by a $20.0 million increase in restricted cash and a $13.0 million increase in inventory. The $20.0 million increase in restricted cash is a result of cash being used for workers’ compensation and general liability reserve requirements. Cash provided by operating activities in fiscal 2003 consisted of a $9.3 million increase in accrued liabilities and self-insurance reserves, a $7.3 million decrease in inventory and $8.2 million from depreciation.

Net cash used by investing activities for the thirteen weeks ended December 28, 2003, amounted to $15.3 million compared to $11.0 million for the thirteen weeks ended December 29, 2002. The difference in net cash used by investing activities between the comparable periods is due to the Company’s capital expenditures during these periods, net of proceeds from asset dispositions. Capital expenditures amounted to $15.3 million in the first quarter of fiscal 2004 compared to $11.0 million in the first quarter of fiscal 2003.

Net cash used by financing activities amounted to $262,000 and $291,000 for the thirteen weeks ended December 28, 2003 and December 29, 2002, respectively, and consisted of payments on the Company’s capitalized lease obligations.

Subsequent to December 28, 2003, the Company entered into a Settlement Agreement that gave control of Santee to the Company. As of the date of the Settlement Agreement, Santee had $53,500,000 of 9.36% Senior Secured Notes due 2008 (“Santee Notes”) with various institutional investors. In the event of a change in control of Santee, the Santee Notes required the payment of principal, accrued interest and a make-whole payment. Subsequent to the Settlement Agreement, Markets loaned $55,000,000 to Santee and Santee made payments to the holders of the Santee Notes to retire the Santee Notes (see footnote entitled “Subsequent Events” in the Notes to the Unaudited Consolidated Financial Statements).

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

As of December 28, 2003, for purposes of the credit facility with Bank of America, both Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 10.75% Senior Notes due 2006. As of December 28, 2003, the Company was in compliance with all such covenants. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

Labor Relations

Substantially all of the Company’s hourly employees are members of either UCFW or International Brotherhood of Teamsters (“Teamsters”) labor unions and are represented by several different collective bargaining agreements.

The Company’s collective bargaining agreement with the UFCW, which covers the largest number of employees, expired in October 2003. The UFCW had the same collective bargaining agreement with the Company that it had with the Company’s three major competitors, Vons, Albertson’s and Ralphs. On April 14, 2003, prior to the expiration of the collective bargaining agreement, the Company signed an agreement with the UFCW that extended the expiring collective bargaining agreement until a new collective bargaining agreement is negotiated and stated that the Company would accept the same contract terms that the UFCW negotiates with Vons, Albertson’s and Ralphs. In return, the UFCW agreed not to strike the Company. The Company is not a party to the current contract negotiations between the UFCW and Vons, Albertson’s and Ralphs.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Labor Relations (contd.)

Prior to the labor action, Vons, Albertson’s and Ralphs informed the UFCW that a strike against any one of the grocery chains would be considered as a strike against all three chains. On October 11, 2003, the UFCW declared a strike against Vons; in turn, Albertson’s and Ralphs locked out all of their UFCW employees. As of the date of this filing, a new agreement has not been reached and the labor dispute continues. The effect, if any, of any new collective bargaining agreement on the Company’s future labor and benefits costs is unknown.

The Teamsters’ collective bargaining agreement was renewed in September 2002 and expires in September 2005.

The Company values its employees and believes its relationship with them is good and that employee loyalty and enthusiasm are key elements of its operating performance.

EFFECT OF INFLATION AND COMPETITION

The Company’s performance is affected by inflation. In recent years, the impact of inflation on the operations of the Company has been moderate. As inflation has increased expenses, the Company has recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time. However, the economic and competitive environment in Southern California continues to challenge the Company to become more cost efficient as its ability to recover increases in expenses through price increases is diminished. The future results of operations of the Company will depend upon the ability of the Company to adapt to the current economic environment as well as the current competitive conditions.

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

STATER BROS. HOLDINGS INC.

PART I - FINANCIAL INFORMATION (contd.)

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company’s market risks since the information provided under the caption “Quantitative and Qualitative Disclosure about Market Risk” in the Company’s filing on Form 10-K dated September 28, 2003.

Item 4. CONTROLS AND PROCEDURES

As of the quarter ended December 28, 2003, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. During the quarter ended December 28, 2003, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken.

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

For a description of legal proceedings, please refer to the footnote entitled “Litigation Matters” contained in the Notes to Consolidated Financial Statements section of the Company’s Report on Form 10-K for the fiscal year ended September 28, 2003.

Subsequent to December 28, 2003, a final settlement agreement was signed on January 29, 2004 by Markets and Defendants to resolve litigation matters and control of Santee. For a description of the settlement agreement, see the footnote entitled “Subsequent Event” in the Notes to the Consolidated Financial Statements (unaudited) contained in this Report on Form 10-Q.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated February 2, 2004.

STATER BROS. HOLDINGS INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2004	/s/ Jack H. Brown

Jack H. Brown
Chairman of the Board, President,
and Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2004	/s/ Phillip J. Smith

Phillip J. Smith
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)