Form 10-Q
period 2004-03-28
STATER BROS HOLDINGS INC
filed 2004-05-12
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ]   No [X].

As of May 12, 2004, there were issued and outstanding
38,301 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
MARCH 28, 2004

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

ASSETS

	Sept. 28,	Mar. 28,
	2003	2004
Current assets
Cash and cash equivalents	$111,152	$148,735
Restricted cash	—	20,000
Receivables	23,217	27,691
Income tax receivables	4,354	—
Inventories	172,267	196,400
Prepaid expenses	6,962	10,571
Deferred income taxes	14,793	14,793

Total current assets	332,745	418,190
Investment in unconsolidated affiliate	16,910	—
Property and equipment
Land	50,930	68,120
Buildings and improvements	200,349	251,831
Store fixtures and equipment	242,562	322,019
Property subject to capital leases	24,670	25,676

	518,511	667,646
Less accumulated depreciation and amortization	216,366	259,591

	302,145	408,055
Deferred debt issuance costs, net	10,486	8,762
Other assets	5,540	6,425

	16,026	15,187

Total assets	$667,826	$841,432

See accompanying notes to unaudited consolidated financial statements

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

	Sept. 28,	Mar. 28,
	2003	2004
Current liabilities
Accounts payable	$112,458	$137,407
Accrued payroll and related expenses	44,362	81,197
Income taxes payable	—	9,744
Other accrued liabilities	50,352	48,993
Current portion of capital lease obligations	1,056	1,267

Total current liabilities	208,228	278,608
Deferred income taxes	6,708	12,881
Long-term debt	458,750	458,750
Capital lease obligations, less current portion	9,926	9,909
Long-term portion of self-insurance and other reserves	27,941	40,316
Other long-term liabilities	20,267	40,040

Total liabilities	731,820	840,504
Stockholder’s equity (deficit)
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 38,301	—	—
Additional paid-in capital	9,740	9,740
Retained deficit	(73,734)	(8,812)

Total stockholder’s equity (deficit)	(63,994)	928

Total liabilities and stockholder’s equity (deficit)	$667,826	$841,432

See accompanying notes to unaudited consolidated financial statements

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	26 Weeks Ended
	Mar. 30,	Mar. 28,
	2003	2004
Sales	$1,358,705	$2,015,971
Cost of goods sold	985,872	1,414,750

Gross profit	372,833	601,221
Operating expenses:
Selling, general and administrative expenses	323,244	442,780
Depreciation and amortization	12,745	15,186

Total operating expenses	335,989	457,966

Operating profit	36,844	143,255
Interest income	526	848
Interest expense	(26,559)	(34,835)
Equity in earnings from unconsolidated affiliate	979	929
Other income (expenses) - net	(627)	(709)

Income before income taxes	11,163	109,488
Income taxes	4,404	44,566

Net income	$6,759	$64,922

Earnings per share	$176.47	$1,695.05

Average common shares outstanding	38,301	38,301

Shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Mar. 30,	Mar. 28,
	2003	2004
Sales	$677,196	$989,418
Cost of goods sold	489,138	693,079

Gross profit	188,058	296,339
Operating expenses:
Selling, general and administrative expenses	162,226	215,886
Depreciation and amortization	6,417	7,760

Total operating expenses	168,643	223,646

Operating profit	19,415	72,693
Interest income	254	464
Interest expense	(13,301)	(21,659)
Equity in earnings from unconsolidated affiliate	233	303
Other income (expenses) - net	(239)	(256)

Income before income taxes	6,362	51,545
Income taxes	2,531	21,266

Net income	$3,831	$30,279

Earnings per share	$100.02	$790.55

Average common shares outstanding	38,301	38,301

Shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	26 Weeks Ended
	Mar. 30,	Mar. 28,
	2003	2004
Operating activities:
Net income	$6,759	$64,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,449	19,333
Gain from litigation settlement	—	(22,371)
Loss on disposals of assets	627	734
Net undistributed gain in investment in unconsolidated affiliate	(979)	(929)
Changes in operating assets and liabilities:
Increase in restricted cash	—	(20,000)
Decrease in receivables	2,794	6,818
Decrease in income tax receivables	6,204	4,354
(Increase) decrease in inventories	5,689	(21,437)
Increase in prepaid expenses	(1,569)	(2,440)
Decrease in other assets	1,670	11,944
Increase (decrease) in accounts payable	(911)	17,315
Increase in income taxes payable	—	12,538
Increase in accrued liabilities, long-term portion of self-insurance reserves and other liabilities	6,331	55,087

Net cash provided by operating activities	43,064	125,868

Investing activities:
Purchase of property and equipment	(24,717)	(34,731)
Proceeds from sale of property and equipment	64	33

Net cash used in investing activities	(24,653)	(34,698)

Financing activities:
Proceeds from equipment financing	—	506
Principal payments on long-term debt	—	(53,500)
Principal payments on capital lease obligations	(580)	(593)

Net cash used in financing activities	(580)	(53,587)

Net increase in cash and cash equivalents	17,831	37,583
Cash and cash equivalents at beginning of period	81,043	111,152

Cash and cash equivalents at end of period	$98,874	$148,735

Interest paid	$25,050	$34,746
Income taxes paid	—	$27,500

See accompanying notes to unaudited consolidated financial statements

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 28, 2004

Note 1 - Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of Stater Bros. Holdings Inc. (the “Company”) and its subsidiaries as of September 28, 2003 and March 28, 2004, and the results of its operations and cash flows for the twenty-six and thirteen weeks ended March 30, 2003 and March 28, 2004. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report filed on Form 10-K. The operating results for the twenty-six and thirteen weeks ended March 28, 2004 are not necessarily indicative of the results of operations for a full year.

Note 2 - Reclassifications

     Certain amounts in the prior period have been reclassified to conform to the current period financial statements presentation.

Note 3 - Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Note 4 – Restricted Cash

     Restricted cash represents cash that has been contractually set aside as collateral for certain workers’ compensation and general liability self-insurance reserves. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents.

Note 5 - Income Taxes

     The provision for income taxes for the twenty-six weeks ended March 30, 2003 and March 28, 2004 consists of the following:

	26 Weeks Ended
	Mar. 30, 2003	Mar. 28, 2004
	(In thousands)
Current
Federal income taxes	$3,408	$34,877
State income taxes	996	9,689

	$4,404	$44,566

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 28, 2004

Note 6 - Retirement Plans

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

Net periodic pension cost included the following components:

	13 Weeks Ended		26 Weeks Ended
	Mar. 30,	Mar. 28,	Mar. 30,	Mar. 28,
	2003	2004	2003	2004
(In thousands)
Service cost - benefits earned during the period	$524	$571	$1,048	$1,143
Interest cost on projected benefit obligation	564	613	1,128	1,226
Actual return on assets	(512)	(498)	(1,023)	(996)
Net amortization and deferral	6	6	13	13
Recognized gains or losses	117	158	233	315
Prior service cost recognized	—	—	(1)	—

Net periodic pension cost	$699	$850	$1,398	$1,701

Note 7 - Santee

     In 1997, in connection with the construction of a new dairy facility in City of Industry, California, Stater Bros. Markets (“Markets”) and Hughes Markets (“Hughes”), the owners of Santee Dairies, Inc. (“Santee”) contributed the outstanding shares of Santee to a new entity Santee Dairies, LLC (“SDL”) with each company owning 50% of SDL. Markets and Hughes each entered into separate product purchase agreements (“PPA”) with Santee for the purchase of fluid milk and other products. Financing for the new dairy was provided through the issuance of $80 million Senior Secured 9.36% Notes due 2008 (“Santee Notes”). One of the covenants of the Santee Notes was a covenant that required the payment of the outstanding Santee Notes in the event of change in control of Santee.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 28, 2004

Note 7 – Santee (contd.)

     Certain disagreements arose regarding the PPA’s and other matters between Markets and Ralphs and Ralphs and Santee. In order to settle the resulting litigation, Markets, Hughes, Santee and SDL entered into three separate but interconnected agreements “Settlement Agreement and Release of all Claims”, “Dissolution and Transfer Agreement” and “Assignment and Assumption Agreement” all three agreements collectively known as the “Settlement Agreement” . Under the Settlement Agreement, the Ralphs Guaranty was terminated, a new purchase of products schedule for Ralphs was established, Hughes agreed to pay $1,550,000 to Markets, SDL was dissolved and the shares of Santee, previously held by SDL, were transferred equally to Markets and Hughes. Concurrently with this transfer, Hughes immediately transferred Hughes’ Santee shares to Santee for cancellation and retirement.

     Through the Settlement Agreement, Hughes relinquished its interest in Santee to Markets. The consideration received by Markets under the Settlement Agreement was $1,550,000 in cash and the value of the additional 50% ownership interest in Santee. The value assigned to the additional 50% interest in Santee is $21.8 million which was determined by Management based upon the present value of the most probable future cash flows. The Settlement Agreement’s effective date was the close of business on February 6, 2004. In the second quarter of fiscal 2004, the Company incurred legal fees of $500,000 related to the Settlement Agreement. In addition, the Company, through Santee, made payments, aggregating $500,000, to four Directors of Santee who had been named by Hughes as defendants in litigation settled by the Settlement Agreement. Three of the four Directors are related parties to the Company. The net consideration received by the Company under the Settlement Agreements was $22.4 million which was recorded as a gain in the Consolidated Statements of Income (unaudited) under the line item “Selling, general and administrative expenses.”

     The following table is a condensed balance sheet that discloses the value assigned to the Santee assets acquired and the liabilities assumed as a result of the Settlement Agreement:

As of February 6, 2004:
(in thousands)

Current assets	$13,246
Property and equipment	47,630
Other long-term assets	550

Total assets acquired	61,426
Current liabilities	14,005
Long-term liabilities	25,600

Total liabilities assumed	39,605

Net assets acquired	$21,821

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 28, 2004

Note 7 – Santee (contd.)

     Previously, Markets accounted for Santee under the equity method of accounting as Markets owned 50% of the stock and did not exercise control over Santee. The dissolution of SDL and the retirement of the Hughes’ shares gave Markets 100% direct ownership of Santee and caused a change in control of Santee. The change in control triggered the early payment requirement of the Santee Notes, which included a make whole provision. In order to finance the payment of the Santee Notes and the make whole payment, Markets loaned Santee $55.0 million. On February 6, 2004, Santee redeemed $53.5 million of Santee Notes, all the notes outstanding, and paid a make whole fee of $8.5 million. The make whole fee has been recorded as a component of interest expense in the Consolidated Statements of Income (unaudited) of the Company.

     Santee has been included in the consolidated financial statements of the Company as a wholly-owned subsidiary as of the effective date of the Settlement Agreement. The following table provides supplemental pro forma results of operations presented as though Santee had been consolidated as of the beginning of the reporting periods.

Condensed Pro Forma Results of Operations
(in thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	Mar. 30,	Mar. 28,	Mar. 30,	Mar. 28,
	2003	2004	2003	2004
Sales	$703,537	$1,000,903	$1,413,297	$2,062,365

Income before income taxes	6,907	52,010	13,092	111,409

Net income	$4,066	$30,438	$7,456	$65,706

Earnings per share	$106.16	$794.70	$194.67	$1,715.52

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 28, 2004

Note 8 – Corporate Office and Warehouse Facilities

     Stater Bros. Markets is currently in negotiations to acquire approximately 161 acres located on the former Norton Air Force Base in the City of San Bernardino, California. The Company has reached an agreement with the Inland Valley Development Agency (“IVDA”), which is the entity responsible for the redevelopment of the former Norton Air Force Base, on an Owner Participation Agreement. The IVDA owns approximately 91 acres of the project property and is negotiating with another governmental agency for an additional 46.6 acres that would ultimately be transferred under lease to the Company with a purchase option. The agreement with the IVDA requires the Company to acquire those parcels not owned by the IVDA, to relocate all tenants and other business owners requiring relocation, to commit to construct and complete the corporate and warehouse facilities and to obtain all City of San Bernardino building permits and entitlements required for the facility. The Company has reached an agreement with Hillwood/San Bernardino LLC (“Hillwood”), the master developer of the former Norton Air Force Base for infrastructure improvements. Under the Hillwood agreement, upon closing, the Company will share costs associated with the infrastructure improvements for water, sewer, streets and utilities which will be required by the City of San Bernardino. The Company, after completion of the acquisition of the project property, will secure its commitment with Hillwood for infrastructure improvements by the posting of either cash or letters of credits in the amount of $10.8 million. The agreements with the IVDA and Hillwood are contingent upon the Company successfully negotiating the acquisition of all needed property.

     This site will be used to relocate and consolidate the Company’s corporate headquarters and all warehousing and distribution facilities to a single integrated facility from the 13 warehouse buildings at 7 different locations currently in use. This site is located within eight miles of the main distribution facility in Colton and therefore there will be no change in the average distance between the new facility and the Stater Bros. Markets retail supermarkets. The facility will consist of approximately 1,900,000 square feet and will include Stater Bros. Markets corporate headquarters, truck maintenance and other support facilities required for consolidation of all of its Southern California office, warehousing, distribution and maintenance operations. The projected cost of the facility is approximately $190 million and completion of the construction of the facility is planned for the fall of 2006.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I - FINANCIAL INFORMATION (contd.)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the use of estimates and judgements on the part of management. The Company based its estimates on the Company’s historical experience combined with management’s understanding of current facts and circumstances. The Company believes that the following critical accounting policies are the most important to the Company’s consolidated financial statements presentation and require the most difficult, subjective and complex judgements on the part of management.

Revenue Recognition

Markets, the Company’s principal operating entity, recognizes revenue from the sale of its products at the point of sale to the customer. Sales are recognized net of any discounts given to the customer. Santee recognizes revenue as shipments are received by its customers. Sales are recognized net of promotional discounts.

Cost of Goods Sold

Included in cost of goods sold are all manufacturing cost, direct product purchase costs, except for certain salary, wages and administration cost associated with the procurement of purchased products; all in-bound freight costs; all direct receiving and inspection costs; all quality assurance costs; all warehousing costs and all costs associated with transporting goods from the Company’s warehouses to its stores, net of earned vendor rebates and allowances. The Company recognizes, as a reduction to cost of goods sold, certain rebates and allowances (“allowances”) from its vendors as the allowances are earned. Allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned.

Within the supermarket industry, there are a wide range of differences in the disclosure of costs related to the purchasing and distribution of products sold. Some companies include all of their purchasing and distribution costs in cost of goods sold while others include a portion of the costs in selling, general and administrative expenses. Therefore, the Company’s gross margins and selling, general and administrative expenses may not be comparable to those of other companies within the supermarket industry.

Inter-Company Eliminations

Markets is a significant customer of Santee, which supplies Markets with a significant portion of its fluid milk and dairy products. Santee pays interest and principal payments to Markets on a $55.0 million 5.25% Inter-Company Note due 2008. All inter-company transactions are eliminated in consolidation.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES (contd.)

Selling, General and Administrative Expenses

Included in selling, general and administrative expenses are all store operating costs which includes all store labor costs associated with receiving, displaying and selling the Company’s products at the store level; all advertising costs, net of the portion of co-operative advertising allowances directly related to the fair value of the advertising; certain salary, wages and administrative costs associated with the purchasing of the Company’s products and all security, management information services, accounting and corporate management costs.

As noted under “Cost of Goods Sold”, the Company includes all purchasing and distribution costs to deliver the product for sale to its stores in cost of goods sold, except for certain salary, wages and administrative costs associated with the procurement of purchased products. As certain salary, wages and administrative cost associated with the purchase of the Company’s products is included in selling, general and administrative expenses, the Company’s gross margin and selling, general and administrative expenses may not be comparable to companies who disclose these costs differently.

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

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
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

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
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

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and twenty-six weeks ended March 28, 2004 and March 30, 2003.

	Thirteen Weeks		Twenty-Six Weeks
	2003	2004	2003	2004
Sales	100.00%	100.00%	100.00%	100.00%
Gross profit	27.77	29.95	27.44	29.82
Operating expenses:
Selling, general and administrative expenses	23.95	21.82	23.79	21.96
Depreciation and amortization	0.95	0.78	0.94	0.75
Operating profit	2.87	7.35	2.71	7.11
Interest income	0.04	0.05	0.04	0.04
Interest expense	(1.96)	(2.19)	(1.95)	(1.73)
Equity in unconsolidated affiliate	0.03	0.03	0.07	0.05
Other income (expenses) - net	(0.04)	(0.03)	(0.05)	(0.04)
Income before income taxes	0.94%	5.21%	0.82%	5.43%

As of February 6, 2004, the results of Santee Dairies, Inc. (“Santee”), previously accounted for under the equity method of accounting, have been consolidated in the Company’s results of operations and all inter-company transactions have been eliminated (see Notes to Consolidated Financial Statements (unaudited) of the Company contained in this report on Form 10-Q).

Throughout Managements’ discussion and analysis of financial condition and results of operations for the twenty-six weeks and quarter ended March 28, 2004 is the pervasive and over-riding impact of the recent labor dispute in Southern California, as described below, on the Company’s financial condition and results of operations.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Beginning October 11, 2003 and continuing until February 29, 2004, there was a labor dispute between the Company’s three major competitors Vons, Albertson’s and Ralphs and the United Food and Commercial Workers Union (“UFCW”). The Company and its three major competitors had the same collective bargaining agreement with the UFCW that expired in October of 2003. On April 14, 2003, the Company signed an agreement with the UFCW which stated that the Company would accept the same contract terms that the UFCW negotiates with Vons, Albertson’s and Ralphs. In return, the UFCW agreed not to strike the Company. The April 14, 2003 agreement extended the expiring collective bargaining agreement until a new collective bargaining agreement was negotiated. The Company was not a party to the contract negotiations between the UFCW and Vons, Albertson’s and Ralphs.

On October 11, 2003, the UFCW declared a strike against Vons; in turn, Albertson’s and Ralphs locked out all of their UFCW employees (“the labor dispute”). Initially, the UFCW placed picket lines at all Vons, Albertson’s and Ralphs stores in Southern California. Subsequently, the UFCW removed the picket lines at most of the Ralphs stores.

Many of the former Vons, Albertson’s and Ralphs customers chose to honor the picket lines and took their business to Stater Bros. Markets and other grocery retailers. Subsequent to the labor dispute, the Company has been able to retain some of these additional customers. The labor dispute had both a significant and material effect on the Company’s sales volume, results of operations and financial position.

The increased sales volume has had a positive effect on results of operations as the Company has been able to realize some economics of scale from the increased sales volume. As a result, cost of goods sold, labor and other operating expenses, as a percentage of sales, have decreased for the twenty-six weeks ended March 28, 2004 when compared with the corresponding period of fiscal 2003.

The impact of the labor dispute on the Company was unprecedented and is not expected to be repeated in the future. As of March 28, 2004, the Company had been able to retain some of the increased volume gained during the labor dispute. Management has taken steps through price promotions, customer service and attention to detail to retain as much of the increased volume as possible. Management anticipates that some of the retained volume realized to date will be lost as its major competitors take marketing steps of their own to win back the business lost during the labor dispute. The ultimate amount of increased volume retained, if any, cannot be forecast with any degree of certainty.

Sales for the thirteen weeks ended March 28, 2004, the second quarter of fiscal 2004, increased $312.2 million or 46.11% and amounted to $989.4 million compared to $677.2 million for the same period in the prior year. Sales for the twenty-six weeks ended March 28, 2004, increased $657.3 million or 48.37% and amounted to $2.016 billion compared to $1.359 billion for the same period in the prior year. The increase in sales for both the thirteen weeks and twenty-six weeks ended March 28, 2004 over the same periods in the prior year is due primarily to the effect of the labor dispute and the retention, after the labor dispute, of some of the customers gained during the labor dispute.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Like store sales are calculated by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year periods, only the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year are used. All of the current year’s replacement stores’ sales are included in the like store sale calculation.

For the portion of the second quarter of fiscal 2004 during the labor dispute, like store sales increased $244.9 million or 52.09% compared to the same time frame in fiscal 2003. For the portion of the fiscal 2004 second quarter after the labor dispute, like store sales increased $41.1 million or 19.84% over the same time frame of the previous year. The consolidation of Santee’s sales contributed approximately $16.4 million of additional sales over the prior year quarter. In total, like store sales increased $286.0 million or 42.23% for the second quarter of fiscal 2004. In the twenty-six weeks ended March 28, 2004, total like store sales increased $622.0 million or 45.78%. For the portion of the twenty-six week period prior to the labor dispute, like store sales increased $4.7 million or 4.93% over the same time frame in the prior year. For the portion of the twenty-six week period during the labor dispute, like store sales increased $576.2 million or 54.52% over the same time frame of fiscal 2003. For the portion of the twenty-six week period after the labor dispute, like store sales increased $41.1 million or 19.84% over the same time frame of fiscal 2004. The consolidation of Santee’s sales contributed approximately $16.4 million of additional sales over the prior year twenty-six weeks. The remaining sales increase for the thirteen and twenty-six weeks is due to a store opened in the third quarter of fiscal 2003 in Corona, California and a store added in the second quarter of fiscal 2004 in Moreno Valley, California.

Gross profit for the thirteen weeks ended March 28, 2004, amounted to $296.3 million or 29.95% of sales compared to $188.1 million or 27.77% of sales in the same period of the prior year. Gross profit for the twenty-six weeks ended March 28, 2004, amounted to $601.2 million or 29.82% of sales compared to $372.8 million or 27.44% of sales in the same period of the prior year. Gross profit, as percentage of sales, increased 2.18% and 2.38% for the thirteen weeks and twenty-six weeks, respectively. The increase in gross profit, as a percentage of sales, is due in part to improvement of approximately 1.03% and 0.95% for the thirteen weeks and twenty-six weeks, respectively, from increased efficiencies in labor and facilities usage within the warehouse and distribution operations resulting from the increased sales volume. The remaining improvement in gross profit, as a percentage of sales, is due primarily to reduced inventory shrink in the stores’ perishable departments resulting from increased inventory turns.

Operating expenses include selling, general and administrative expenses, and depreciation and amortization. For the thirteen weeks ended March 28, 2004, selling, general and administrative expenses amounted to $215.9 million or 21.82% of sales compared to $162.2 million or 23.95% of sales for the thirteen weeks ended March 30, 2003. For the twenty-six weeks ended March 28, 2004, selling, general and administrative expenses amounted to $442.8 million or 21.96% of sales compared to $323.2 million or 23.79% of sales for the twenty-six weeks ended March 30, 2003.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Included in selling, general and administrative expenses for the thirteen week and twenty-six week fiscal 2004 is a $22.4 million gain from a settlement agreement reached with Hughes (see Notes to Consolidated Financial Statements (unaudited) of the Company contained in this report on Form 10-Q). The gain from litigation settlement reduced selling, general and administrative expenses, as a percentage of sales, by 2.26% and 1.11% for the thirteen week and twenty-six week fiscal 2004.

Included in the twenty-six week fiscal 2004 selling, general and administrative expenses is $34.0 million, of which $26.9 million was expensed in the second quarter of fiscal 2004, for one time special payments related to the labor dispute and contract ratification. The Company made one time payments of approximately $29.3 million to UFCW union trust funds to bring the funds up to levels negotiated during collective bargaining contract negotiations. Under the new negotiated collective bargaining agreement, future union insurance payments by the Company are proscribed at specified hourly rates. In addition, the Company paid approximately $4.7 million to UFCW union members as a contract ratification bonus. The reduction in selling, general and administrative expenses, as a percentage of sales, is also attributed to the Company being able to leverage direct labor cost and fixed facility cost over the increased sales volume resulting from the labor dispute.

As the reduction in selling, general and administrative expenses, as a percentage of sales, was caused by the gain from litigation settlement and by a material change in sales volume resulting from the labor dispute, Management does not foresee that the reduction in selling general and administrative expenses, as a percentage of sales, will continue now that the litigation has been settled and the labor dispute resolved.

The amount of salaries, wages and administrative costs associated with the purchase of the Company’s products included in selling, general and administrative expenses for the fiscal second quarters of fiscal 2004 and fiscal 2003 is $269,000 and $226,000, respectively, and the amount in the twenty-six week fiscal 2004 and fiscal 2003 is $522,000 and $441,000, respectively.

Depreciation and amortization expenses amounted to $7.8 million for the thirteen weeks ended March 28, 2004 and $6.4 million for the thirteen weeks ended March 30, 2003. Depreciation and amortization expense was $15.2 million and $12.7 million for the twenty-six week periods ended March 28, 2004 and March 30, 2003, respectively. The increase in depreciation and amortization expense in fiscal 2004 was primarily due to an increase in fixed assets. Included in cost of goods sold is $2.5 million and $1.9 million of depreciation in the second quarters of fiscal 2004 and fiscal 2003, respectively, and $4.1 million and $3.7 million of depreciation in the twenty-six week fiscal 2004 and fiscal 2003, respectively, related to warehousing and distribution activities.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Operating profit for the second quarter of 2004 amounted to $72.7 million or 7.35% of sales compared to $19.4 million or 2.87% of sales for the second quarter of 2003. Operating profit for the fiscal year-to-date of 2004 amounted to $143.3 million or 7.11% of sales compared to $36.8 million or 2.71% of sales for the fiscal year-to-date of 2003.

Interest expense amounted to $21.7 million for the second quarter of 2004 compared to $13.3 million for the second quarter of 2003. For the fiscal year-to-date of 2004 and 2003, interest expense amounted to $34.8 million and $26.6 million, respectively. Interest expense for the thirteen weeks and twenty-six weeks of fiscal 2004 includes a make whole payment by Santee of $8.5 million related to Santee’s redemption of all outstanding Santee Notes (see Notes to Consolidated Financial Statements (unaudited) of the Company contained in this report on Form 10-Q).

The Company’s equity in earnings from unconsolidated affiliate, amounted to $303,000 for the second quarter of fiscal 2004 compared to $233,000 in the second quarter of the prior year. For the fiscal year-to-date periods of 2004 and 2003, the Company’s equity in earnings from unconsolidated affiliate amounted to $929,000 and $979,000, respectively. On February 6, 2004, the Company acquired 100% ownership of Santee as part of a litigation settlement and Santee has been consolidated into the Company’s results of operations subsequent to that date.

Income before income taxes amounted to $51.5 million and $6.4 million for the second quarter of 2004 and 2003, respectively. Income before income taxes amounted to $109.5 million and $11.2 million for the twenty-six weeks year-to-date periods of 2004 and 2003, respectively.

Net income for the second quarter amounted to $30.3 million and $3.8 million for 2004 and 2003, respectively. Net income for the fiscal year-to-date periods amounted to $64.9 million and $6.8 million for 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. Markets’ credit agreement, as amended, became effective August 6, 1999 and expires in March 2005 and consists of a revolving loan facility for working capital of $75.0 million which includes a Letter of Credit Sublimit with a maximum availability of $50 million. As of March 28, 2004, Markets had $46.9 million of outstanding letters of credit and had $28.1 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements and as security for certain rent obligations. Santee’s credit agreement, as amended, became effective December 1999 and expires in September 2004 and consist of a revolving loan facility for working capital of $5.0 million of which $2.0 million may be used to secure letters of credit. As of March 28, 2004, Santee had $1.4 million of outstanding letters of credit and had $3.6 million available under the revolving loan facility.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of March 28, 2004.

	Contractual Cash Obligations (In thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
10.75% Senior Notes due August 2006
Principal	$438,750	$—	$438,750	$—	$—
Interest	113,984	47,166	66,818	—	—

	552,734	47,166	505,568	—	—
5.0% Subordinated Note due March 2007
Principal	20,000	—	20,000	—	—
Interest	3,000	1,000	2,000	—	—

	23,000	1,000	22,000	—	—
Capital Lease Obligations (1)
Principal	11,176	1,267	2,221	1,990	5,698
Interest	8,834	1,662	2,774	2,199	2,199

	20,010	2,929	4,995	4,189	7,897
Operating Leases (1)	232,661	32,829	58,056	40,703	101,073

Total Contractual Cash Obligations	$828,405	$83,924	$590,619	$44,892	$108,970

	Other Commercial Commitments (In thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby Letters of Credit (2)	$48,240	$48,240	$—	$—	$—

Total Other Commercial Commitments	$48,240	$48,240	$—	$—	$—

(1) The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(2) Standby letters of credit are committed as security for workers’ compensation obligations and as security for current rent obligations. Outstanding letters of credit expire between September 2004 and February 2005.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Working capital amounted to $139.6 million at March 28, 2004 and $124.5 million at September 28, 2003, and the Company’s current ratios were 1.50:1, and 1.60:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Net cash provided by operating activities in the twenty-six weeks ended March 28, 2004 amounted to $125.9 million compared to $43.1 million for the twenty-six weeks ended March 30, 2003. Fluctuations in net cash provided by operating activities are not unusual in the industry. Cash provided by operating activities in fiscal 2004 of $125.9 million consisted of a $55.1 million increase in accrued liabilities, self-insurance reserves and other liabilities, a $12.5 million increase in income taxes payable, an increase of $17.3 million in accounts payable, a $11.9 million decrease in other assets and $19.3 million of depreciation and amortization; offset by a $20.0 million increase in restricted cash, a $21.4 million increase in inventory and a $22.4 million gain from litigation settlement. Cash provided by operating activities in fiscal 2003 of $43.1 million consisted of a $6.3 million increase in accrued liabilities, self-insurance reserves and other liabilities, a decrease of $6.2 million in income tax receivables, a decrease of $5.7 million in inventory, a decrease in receivables of $2.8 million, a decrease in other assets of $1.7 million and $16.4 million of depreciation and amortization offset by an increase in prepaid expenses of $1.6 million.

Net cash used in investing activities for the twenty-six weeks ended March 28, 2004, amounted to $34.7 million compared to $24.7 million for the twenty-six weeks ended March 30, 2003. The difference in net cash used in investing activities between the comparable periods is due to the Company’s capital expenditures during such periods, net of proceeds from asset disposals. Capital expenditures amounted to $34.7 million in the fiscal year-to-date of 2004 compared to $24.7 million in the fiscal year-to-date of 2003.

Net cash used by financing activities amounted to $53.6 million and $0.6 million for the twenty-six weeks ended March 28, 2004 and March 30, 2003, respectively. In the twenty-six weeks fiscal 2004, the Company redeemed $53.5 million of outstanding Santee Notes (see Notes to Consolidated Financial Statements (unaudited) of the Company contained in this report on Form 10-Q), executed a new capital lease for $0.5 million and had payments on capitalized leases of $0.6 million. The cash used in financing activities in the twenty-six week fiscal 2003 of $0.6 million consisted of payments on the Company’s capitalized lease obligations.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
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
MANAGEMENTS DISCUSSION AND ANALYSIS OF
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

In December 1999, Santee entered into a revolving line of credit with Bank of America N.A. which (“the Revolver”) was amended in 2002. Under the Revolver, Santee may borrow up to $5.0 million of which $2.0 million may be used to secure letters of credit issued to support workers’ compensation liabilities. The Revolver is limited to a borrowing base equivalent to 75% of Santee’s outstanding accounts receivable, excluding balances owed by Markets and Ralphs, less the total amount of outstanding letters of credit. Borrowings under the Revolver are secured by the receivables of Santee. The Revolver is scheduled to expire September 1, 2004.

Advances under the Revolver bear interest at Bank of America’s prime rate plus 0.5% with interest due monthly or, if elected by Santee, at the Interbank Offered Rate plus 1.75%. The outstanding undrawn portion of the workers’ compensation letter of credit is subject to an annual commitment fee of 1.25%.

Under the Revolver, Santee is required to comply with certain financial covenants, which include certain financial ratios.

As of March 28, 2004, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 10.75% Senior Notes due 2006. As of March 28, 2004, the Company was in compliance with all such covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Labor Relations

The Company’s collective bargaining contract with the UFCW was ratified during the second quarter of fiscal 2004 and extends through March 2007. The Company’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in September 2002 and expires in September 2005. Santee’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in March 2004 and expires in March 2007. Management believes it has good relations with its employees

EFFECT OF INFLATION AND COMPETITION

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
MARCH 28, 2004

PART I - FINANCIAL INFORMATION (contd.)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

As of the quarter ended March 28, 2004, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. During the quarter and fiscal year-to-date periods ended March 28, 2004, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken.

STATER BROS. HOLDINGS INC.
MARCH 28, 2004

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

For a description of legal proceedings, please refer to the footnote entitled “Litigation Matters” contained in the Notes to Consolidated Financial Statements section of the Company’s Form 10-K for the fiscal year ended September 28, 2003.

On February 6, 2004, a final settlement agreement became effective between Markets and Hughes to resolve litigation matters and control of Santee. For a description of the Settlement Agreement see the footnote entitled “Santee” in the notes to the Consolidated Financial Statements (unaudited) contained in this Report on Form 10-Q.

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

Date: May 12, 2004	/s/	Jack H. Brown

Jack H. Brown
Chairman of the Board, President,
and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2004	/s/	Phillip J. Smith

Phillip J. Smith
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)