Form 10-Q
period 2004-06-27
STATER BROS HOLDINGS INC
filed 2004-08-11
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

As of August 11, 2004, there were issued and outstanding
38,301 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
JUNE 27, 2004

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	Sept. 28,	June 27,
	2003	2004
		(Unaudited)
Current assets
Cash and cash equivalents	$111,152	$326,911
Restricted cash	—	20,000
Receivables	23,217	36,277
Income tax receivables	4,354	9,285
Inventories	172,267	190,248
Prepaid expenses	6,962	11,442
Deferred income taxes	14,793	14,793

Total current assets	332,745	608,956
Investment in unconsolidated affiliate	16,910	—
Property and equipment
Land	50,930	68,120
Buildings and improvements	200,349	250,659
Store fixtures and equipment	242,562	327,230
Property subject to capital leases	24,670	25,891

	518,511	671,900
Less accumulated depreciation and amortization	216,366	265,981

	302,145	405,919
Deferred debt issuance costs, net	10,486	22,722
Other assets	5,540	6,282

	16,026	29,004

Total assets	$667,826	$1,043,879

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDER’S DEFICIT

	Sept. 28,	June 27,
	2003	2004
		(Unaudited)
Current liabilities
Accounts payable	$112,458	$146,785
Accrued payroll and related expenses	44,362	55,976
Other accrued liabilities	50,352	39,883
Current portion of capital lease obligations and long term debt	1,056	42,250

Total current liabilities	208,228	284,894
Deferred income taxes	6,708	12,424
Long-term debt	458,750	700,000
Capital lease obligations, less current portion	9,926	9,823
Long-term portion of self-insurance and other reserves	27,941	43,420
Other long-term liabilities	20,267	43,163

Total liabilities	731,820	1,093,724

Stockholder’s deficit
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 38,301	—	—
Additional paid-in capital	9,740	9,740
Retained deficit	(73,734)	(59,585)

Total stockholder’s deficit	(63,994)	(49,845)

Total liabilities and stockholder’s deficit	$667,826	$1,043,879

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	39 Weeks Ended
	June 29,	June 27,
	2003	2004
Sales	$2,046,776	$2,863,955
Cost of goods sold	1,484,710	2,038,011

Gross profit	562,066	825,944
Operating expenses:
Selling, general and administrative expenses	491,437	631,145
Depreciation and amortization	19,615	23,331

Total operating expenses	511,052	654,476

Operating profit	51,014	171,468
Interest income	770	1,005
Interest expense	(39,898)	(39,416)
Interest expense related to debt purchase	—	(34,017)
Equity in earnings from unconsolidated affiliate	1,196	929
Other expenses — net	(756)	(1,017)

Income before income taxes	12,326	98,952
Income taxes	4,798	39,803

Net income	$7,528	$59,149

Earnings per share	$196.55	$1,544.32

Dividends per share	$—	$1,174.90

Average common shares outstanding	38,301	38,301

Shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	June 29,	June 27,
	2003	2004
Sales	$688,071	$847,984
Cost of goods sold	498,838	623,261

Gross profit	189,233	224,723
Operating expenses:
Selling, general and administrative expenses	168,194	188,365
Depreciation and amortization	6,869	8,145

Total operating expenses	175,063	196,510

Operating profit	14,170	28,213
Interest income	244	157
Interest expense	(13,339)	(13,103)
Interest expense related to debt purchase	—	(25,495)
Equity in earnings from unconsolidated affiliate	217	—
Other expenses — net	(129)	(308)

Income (loss) before income taxes (benefit)	1,163	(10,536)
Income taxes (benefit)	394	(4,763)

Net income (loss)	$769	$(5,773)

Earnings (loss) per share	$20.08	$(150.73)

Dividends per share	$—	$1,174.90

Average common shares outstanding	38,301	38,301

Shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	39 Weeks Ended
	June 29,	June 27,
	2003	2004
Operating activities:
Net income	$7,528	$59,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,237	30,557
Gain from litigation settlement	—	(22,371)
Deferred income taxes	—	(707)
Loss on disposals of assets	756	1,115
Net undistributed gain in investment in unconsolidated affiliate	(1,196)	(929)
Changes in operating assets and liabilities:
Increase in restricted cash	—	(20,000)
Decrease in receivables	1,133	1,276
(Increase) decrease in income tax receivables	5,849	(4,931)
(Increase) decrease in inventories	5,146	(15,285)
Increase in prepaid expenses	(1,071)	(3,311)
Decrease in other assets	2,724	12,944
Increase in accounts payable	7,486	26,693
Increase in accrued liabilities, long-term portion of self-insurance reserves and other liabilities	22,276	52,401

Net cash provided by operating activities	75,868	116,601

Investing activities:
Purchase of property and equipment	(37,659)	(45,389)
Proceeds from sale of property and equipment	85	124

Net cash used in investing activities	(37,574)	(45,265)

Financing activities:
Proceeds from long-term debt	—	700,000
Proceeds from equipment financing	—	718
Debt issuance costs	—	(22,318)
Amortization of debt issuance costs related to debt purchase	—	8,599
Premium and fees paid on debt purchase	—	(16,897)
Make whole payment on redemption of debt	—	(8,521)
Principal payments on long-term debt	—	(471,300)
Principal payments on capital lease obligations	(859)	(858)
Payment of dividends	—	(45,000)

Net cash provided by (used in) financing activities	(859)	144,423

Net increase in cash and cash equivalents	37,435	215,759
Cash and cash equivalents at beginning of period	81,043	111,152

Cash and cash equivalents at end of period	$118,478	$326,911

Interest paid	$25,519	$66,505
Income taxes paid	$750	$42,200

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 27, 2004

Note 1 — Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended June 27, 2004 are not necessarily indicative of the results that may be expected for the year ending September 26, 2004.

     The consolidated balance sheet at September 28, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K for the year ended September 28, 2003.

Note 2 — Reclassifications

     Certain amounts in the prior period have been reclassified to conform to the current period financial statements presentation.

Note 3 — Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 4 — Restricted Cash

     Restricted cash represents cash that has been contractually set aside as collateral for certain workers’ compensation and general liability self-insurance reserves. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 27, 2004

Note 5 — Retirement Plans

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

Net periodic pension cost included the following components:

	13 Weeks Ended		39 Weeks Ended
	June 29,	June 27,	June 29,	June 27,
	2003	2004	2003	2004
		(In thousands)
Service cost — benefits earned during the period	$524	$521	$1,572	$1,664
Interest cost on projected benefit obligation	564	641	1,692	1,867
Actual return on assets	(512)	(462)	(1,535)	(1,458)
Net amortization and deferral	6	7	19	20
Recognized gains or losses	117	225	350	540
Prior service cost recognized	—	(1)	(1)	(1)

Net periodic pension cost	$699	$931	$2,097	$2,632

Note 6 — Santee

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 27, 2004

Note 6 — Santee (contd.)

     Certain disagreements arose regarding the PPA’s and other matters between Markets and Ralphs, the parent company of Hughes, and Ralphs and Santee. In order to settle the resulting litigation, Markets, Hughes, Santee and SDL entered into three separate but interconnected agreements “Settlement Agreement and Release of all Claims”, “Dissolution and Transfer Agreement” and “Assignment and Assumption Agreement” all three agreements collectively known as the “Settlement Agreement”. Under the Settlement Agreement, the Ralphs Guaranty was terminated, a new purchase of products schedule for Ralphs was established, Hughes agreed to pay $1,550,000 to Markets, SDL was dissolved and the shares of Santee, previously held by SDL, were transferred equally to Markets and Hughes. Concurrently with this transfer, Hughes immediately transferred Hughes’ Santee shares to Santee for cancellation and retirement.

     Through the Settlement Agreement, Hughes relinquished its interest in Santee to Markets. The consideration received by Markets under the Settlement Agreement was $1,550,000 in cash and the value of the additional 50% ownership interest in Santee. The value assigned to the additional 50% interest in Santee is $21.8 million which was determined by management based upon the present value of the most probable future cash flows. The Settlement Agreement’s effective date was the close of business on February 6, 2004. In the second quarter of fiscal 2004, the Company incurred legal fees of $500,000 related to the Settlement Agreement. In addition, the Company, through Santee, made payments, aggregating $500,000, to four Directors of Santee who had been named by Hughes as defendants in litigation settled by the Settlement Agreement. Three of the four Directors are related parties to the Company. The net consideration received by the Company under the Settlement Agreements was $22.4 million which was recorded as a gain in the second quarter of fiscal 2004 in the Consolidated Statements of Income (unaudited) under the line item “Selling, general and administrative expenses.”

     The following table is a condensed balance sheet that discloses the value assigned to the Santee assets acquired and the liabilities assumed as a result of the Settlement Agreement:

Feb 6, 2004
(in thousands)
Current assets	$13,246
Property and equipment	47,630
Other long-term assets	550

Total assets acquired	61,426
Current liabilities	14,005
Long-term liabilities	25,600

Total liabilities assumed	39,605

Net assets acquired	$21,821

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 27, 2004

Note 6 — Santee (contd.)

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

	Condensed Pro Forma Results of Operations
	(in thousands, except per share amounts)
	13 Weeks Ended		39 Weeks Ended
	June 29,	June 27,	June 29,	June 27,
	2003	2004	2003	2004
Sales	$714,301	$847,983	$2,127,598	$2,910,348

Income (loss) before income taxes (benefit)	$1,669	$(10,536)	$14,761	$100,873

Net income (loss)	$1,074	$(5,773)	$8,929	$60,311

Earnings (loss) per share	$28.04	$(150.73)	$233.13	$1,574.66

Note 7 — Issue of New Debt and Early Extinguishment of Debt

     On June 17, 2004, the Company issued $525.0 million of 8.125% Senior Notes due June 15, 2012 and $175.0 million Floating Rate Senior Notes due June 15, 2010. Both the 8.125% Senior Notes and the Floating Rate Senior Notes are unregistered. The interest rate on the Floating Rate Senior Notes as of June 27, 2004 was 5.06%. The Company incurred $22.3 million of debt issuance cost related to the issuance of these notes which will be amortized over the term of the respective notes.

     On June 17, 2004 the Company used part of the proceeds from the issuance of these notes for the purchase of $397.8 million of the 10.75% Senior Notes due August 2006, the payment of $16.9 million for tender premium and fees on the purchased 10.75% Senior Notes, the early retirement of the $20.0 million 5.0% Subordinated Note due March 2007 and to pay accrued interest on the purchased 10.75% Senior Notes and the retired 5.0% Subordinated Note.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 27, 2004

Note 7 — Issue of New Debt and Early Extinguishment of Debt (contd.)

     On June 29, 2004, the Company advised the trustee of the 10.75% Senior Notes that the Company has elected to redeem the remaining outstanding 10.75% Notes on August 16, 2004 at a price of $1,026.875 per $1,000 plus accrued interest.

Note 8 — Dividend Payment

     On June 17, 2004, the Company paid a $45.0 million dividend to La Cadena Investments, the sole stockholder of the Company.

Note 9 — Corporate Office and Warehouse Facilities

     Markets is currently in negotiations to acquire approximately 160 acres located on the former Norton Air Force Base in the City of San Bernardino, California. Markets has reached an agreement with the Inland Valley Development Agency (“IVDA”), which is the entity responsible for the redevelopment of the former Norton Air Force Base, on an Owner Participation Agreement. The IVDA owns approximately 93 acres of the project property and is negotiating with another governmental agency for an additional 51 acres that would be transferred to Markets or leased with a purchase option. Additionally, Markets is negotiating the acquisition of four privately held parcels consisting of approximately 16 acres. The agreement with the IVDA requires Markets to acquire those parcels not owned by the IVDA, to relocate all tenants and other business owners requiring relocation, to commit to construct and complete the corporate and warehouse facilities and to obtain all City of San Bernardino building permits and entitlements required for the facility. Markets has reached an agreement with Hillwood/San Bernardino LLC (“Hillwood”), the master developer of the former Norton Air Force Base for infrastructure improvements. Under the Hillwood agreement, upon closing, Markets will share costs associated with the infrastructure improvements for water, sewer, streets and utilities which will be required by the City of San Bernardino. Markets, after completion of the acquisition of the project property, will secure its commitment with Hillwood for infrastructure improvements by the posting of either cash or letters of credits in the amount of $10.8 million. The agreements with the IVDA and Hillwood are contingent upon Markets successfully negotiating the acquisition of all needed property.

     This site will be used to relocate and consolidate the Company’s corporate headquarters and all warehousing and distribution facilities to a single integrated facility from the 13 warehouse buildings at 7 different locations currently in use. This site is located within eight miles of the main distribution facility in Colton and therefore there will be no change in the average distance between the new facility and the retail supermarkets. The facility will consist of approximately 2.1 million square feet and will include the Company’s corporate headquarters, truck maintenance and other support facilities required for consolidation of all of its Southern California retail grocery operations. The net projected cost of the facility is approximately $200 million and completion of the construction of the facility is planned for the fall of 2006.

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

As noted under “Cost of Goods Sold”, the Company includes all purchasing and distribution costs to deliver the product for sale to its stores in cost of goods sold, except for certain salary, wages and administrative costs associated with the procurement of purchased products. As certain salary, wages and administrative costs associated with the purchase of the Company’s products is included in selling, general and administrative expenses, the Company’s gross margin and selling, general and administrative expenses may not be comparable to companies who disclose these costs differently.

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

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and thirty-nine weeks ended June 29, 2003 and June 27, 2004.

	Thirteen Weeks		Thirty-Nine Weeks
	2003	2004	2003	2004
Sales	100.00%	100.00%	100.00%	100.00%
Gross profit	27.50	26.50	27.46	28.84
Operating expenses:
Selling, general and administrative expenses	24.44	22.21	24.01	22.04
Depreciation and amortization	1.00	0.96	0.96	0.81
Operating profit	2.06	3.33	2.49	5.99
Interest income	0.04	0.02	0.04	0.04
Interest expense	(1.94)	(4.55)	(1.95)	(2.56)
Equity in unconsolidated affiliate	0.03	—	0.06	0.03
Other expenses — net	(0.02)	(0.04)	(0.04)	(0.04)
Income (loss) before income taxes (benefit)	0.17%	(1.24)%	0.60%	3.46%

As of February 6, 2004, the results of Santee Dairies, Inc. (“Santee”), previously accounted for under the equity method of accounting, have been consolidated in the Company’s results of operations and all inter-company transactions have been eliminated (see Notes to Consolidated Financial Statements (unaudited) of the Company contained in this report on Form 10-Q).

The labor dispute involving three of Stater Bros.’ principal competitors from October 11, 2003 through February 29, 2004, had a materially positive effect on Stater Bros.’ results of operations in the period. On October 11, 2003, the United Food and Commercial Workers Union (“UFCW”) declared a strike against Safeway, Inc. (“Vons”); in turn, Albertson’s, Inc. (“Albertson’s”) and Ralphs Grocery Company (“Ralphs”) locked out all of their UFCW employees. The UFCW did not strike against Stater Bros. as a result of an agreement whereby Stater Bros. agreed to accept the same contract terms that the UFCW negotiated with Vons, Albertson’s and Ralphs.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

On February 29, 2004, members of the UFCW in Southern California ratified new collective bargaining agreements and ended their strike. Under the new collective bargaining agreements, Stater Bros. made special contributions to the UFCW’s health and welfare fund totaling $29.3 million, and made strike ratification bonus payments to its employees totaling $4.7 million.

During the labor dispute, many of the former Vons, Albertson’s and Ralphs customers chose to honor the picket lines and took their business to Stater Bros. Markets and other grocery retailers. Subsequent to the labor dispute, the Company has been able to retain some of these additional customers. The labor dispute had both a significant and material effect on the Company’s sales volume, results of operations and financial position.

The increased sales volume has had a positive effect on results of operations as the Company has been able to realize some economics of scale from the increased sales volume. As a result, cost of goods sold, labor and other operating expenses, as a percentage of sales, have decreased for the thirty-nine weeks ended June 27, 2004 when compared with the corresponding period of fiscal 2003.

The impact of the labor dispute on the Company was unprecedented and is not expected to be repeated in the future. As of June 27, 2004, the Company has been able to retain some of the increased volume gained during the labor dispute. Management has taken steps through price promotions, customer service and attention to detail to retain as much of the increased volume as possible. The ultimate amount of increased volume retained, if any, cannot be forecast with any degree of certainty; although, management anticipates retaining some of the increased sales volume.

Like store sales are calculated by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year periods, only the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year are used. All of the current year’s replacement stores’ sales are included in the like store sale calculation.

Sales for the thirteen weeks ended June 27, 2004, the third quarter of fiscal 2004, increased $159.9 million or 23.24% and amounted to $848.0 million compared to $688.1 million for the same period in the prior year. The consolidation of Santee in fiscal 2004 increased sales by $30.6 million or 4.45% over prior year sales. Like store sales increased $117.9 million or 17.13% over the prior year. The increase in like store sales for the thirteen weeks ended June 27, 2004 is primarily the result of the Company’s ability to retain some of the increased sales volume generated during the labor dispute. The remaining increase in total sales is due to the opening of a new store in Corona, California in June of 2003 and the opening of a new store in Moreno Valley, California in March of 2004.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Sales for the thirty-nine weeks ended June 27, 2004, increased $817.2 million or 39.93% and amounted to $2.864 billion compared to $2.047 billion for the same period in the prior year. The consolidation of Santee in fiscal 2004 increased sales by $47.0 million or 2.30% over prior year sales. Like store sales increased $739.8 million or 36.15% over the prior year. The increase in like store sales for the thirty-nine weeks ended June 27, 2004 is due primarily to the increased sales volume during the labor dispute and to the Company’s ability to retain some of the increased sales volume after the labor dispute. For the portion of the thirty-nine week period during the labor dispute, like store sales increased $576.2 million or 54.52% over the same time frame of fiscal 2003. For the portion of the thirty-nine week period after the labor dispute, like store sales increased $158.9 million or 17.75% over the same time frame of fiscal 2003. The remaining increase in sales is due to the opening of a new store in Corona, California in June of 2003 and the opening of a new store in Moreno Valley, California in March of 2004.

Gross profit for the thirteen weeks ended June 27, 2004, amounted to $224.7 million or 26.50% of sales compared to $189.2 million or 27.50% of sales in the same period of the prior year. Gross profit, as a percentage of sales, in the current year compared to the prior year decreased 1.00%. Store gross margins, as a percentage of sales, decreased 0.87% compared to the prior year and is attributed to pricing steps taken by the Company to retain volume gained during the labor dispute. Offsetting the reduction in store margins from pricing were favorable reductions in warehousing and transportation costs, as a percentage of sales, of approximately 0.52% attributed to the leveraging of fixed costs over the increased sales volume. The consolidation of Santee in fiscal 2004 contributed to a reduction in gross profit, as a percentage of sales, of approximately 0.51%.

Gross profit for the thirty-nine weeks ended June 27, 2004, amounted to $825.9 million or 28.84% of sales compared to $562.1 million or 27.46% of sales in the same period of the prior year. Gross profit, as a percentage of sales, for the thirty-nine week period increased 1.38% compared to the prior year. The increase in the year-to-date gross profit is comprised of increased store gross profit of 0.93% attributed primarily to reduced shrink in the perishable departments during the labor dispute, a reduction, as a percentage of sales, of 0.88% in warehouse and transportation costs attributed to the leveraging of fixed costs over the increased sales volume offset by the consolidation of Santee in fiscal 2004 which created a reduction in gross profit, as a percentage of sales, for the year-to-date period of 0.27%.

Operating expenses include selling, general and administrative expenses, and depreciation and amortization. For the thirteen weeks ended June 27, 2004, selling, general and administrative expenses amounted to $188.4 million or 22.21% of sales compared to $168.2 million or 24.44% of sales for the thirteen weeks ended June 29, 2003. For the thirty-nine weeks ended June 27, 2004, selling, general and administrative expenses amounted to $631.1 million or 22.04% of sales compared to $491.4 million or 24.01% of sales for the thirty-nine weeks ended June 29, 2003.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

The reduction in selling, general and administrative expenses, as a percentage of sales, for the thirteen week period of the current year compared to the prior year included a 0.53% reduction, as a percentage of sales, in labor expense due to changes to the new collective bargaining agreement with the UCFW and the ability to leverage labor expense against increased sales volume; a 0.40% reduction, as a percentage of sales, in workers compensation costs; and a 0.41% reduction, as a percentage of sales, in utility cost due both to reduced electric rates and continued energy conservations programs by the Company. The consolidation of Santee in fiscal 2004 caused a reduction in selling general and administrative expenses, as a percentage of sales, of 0.56% in the current thirteen week period compared to the thirteen week period of the previous year.

Included in selling, general and administrative expenses for the thirty-nine week fiscal 2004 is a $22.4 million gain from a settlement agreement reached with Ralphs (see Notes to Consolidated Financial Statements (unaudited) of the Company contained in this report on Form 10-Q). The gain from litigation settlement reduced selling, general and administrative expenses, as a percentage of sales, by 0.81% for the thirty-nine week fiscal 2004.

Also, included in the thirty-nine week fiscal 2004 selling, general and administrative expenses is $34.0 million for special payments related to the labor dispute and contract ratification. The Company made special payments of approximately $29.3 million to UFCW union trust funds to bring the funds up to levels negotiated during collective bargaining contract negotiations. Under the new negotiated collective bargaining agreement, future union insurance payments by the Company are proscribed at specified hourly rates. In addition, the Company paid approximately $4.7 million to UFCW union members as a contract ratification bonus. The reduction in selling, general and administrative expenses, as a percentage of sales, for the thirty-nine week period is also attributed to the Company being able to leverage direct labor costs and fixed facility costs over the increased sales volume resulting from the labor dispute.

The amount of salaries, wages and administrative costs associated with the purchase of the Company’s products included in selling, general and administrative expenses for the fiscal third quarters of fiscal 2004 and fiscal 2003 is $245,000 and $217,000, respectively, and the amount in the thirty-nine week fiscal 2004 and fiscal 2003 is $767,000 and $658,000, respectively.

Depreciation and amortization expenses amounted to $8.1 million for the thirteen weeks ended June 27, 2004 and $6.9 million for the thirteen weeks ended June 29, 2003. Depreciation and amortization expense was $23.3 million and $19.6 million for the thirty-nine week periods ended June 27, 2004 and June 29, 2003, respectively. The increase in depreciation and amortization expense in fiscal 2004 was primarily due to an increase in fixed assets. Included in cost of goods sold is $3.1 million and $1.9 million of depreciation in the third quarters of fiscal 2004 and fiscal 2003, respectively, and $7.2 million and $5.6 million of depreciation in the thirty-nine week fiscal 2004 and fiscal 2003, respectively, related to dairy production and warehousing and distribution activities for the stores.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Interest expense amounted to $13.1 million for the third quarter of 2004 compared to $13.3 million for the third quarter of 2003. For the fiscal year-to-date of 2004 and 2003, interest expense amounted to $39.4 million and $39.9 million, respectively. Interest expense related to debt purchase was $25.5 million and $34.0 million for the thirteen and thirty-nine weeks ended June 27, 2004, respectively. Interest expense related to debt purchase for the thirteen weeks ended June 27, 2004 included a $16.9 million payment for tender premium and fees on the purchase of $397.8 million of the 10.75% Notes and an $8.6 million charge for the write-off of deferred offering cost related to i) the purchase of $397.8 million of the 10.75% Senior Notes due 2006, ii) the early retirement of the $20.0 million 5.0% Subordinated Note due 2007 and iii) the redemption of the Santee Notes. In addition to the above items, interest expense related to debt purchase for the thirty-nine weeks of fiscal 2004 included a make whole payment by Santee of $8.5 million related to Santee’s redemption of all outstanding Santee Notes (see Notes to Consolidated Financial Statements (unaudited) of the Company contained in this report on Form 10-Q).

The Company’s equity in earnings from unconsolidated affiliate amounted to $217,000 for the third quarter of fiscal 2003. There was no equity in earnings from unconsolidated affiliate in the third quarter of fiscal 2004. For the fiscal year-to-date periods of 2004 and 2003, the Company’s equity in earnings from unconsolidated affiliate amounted to $929,000 and $1,196,000, respectively. On February 6, 2004, the Company acquired 100% ownership of Santee as part of a litigation settlement and Santee has been consolidated into the Company’s results of operations subsequent to that date.

Income (loss) before income taxes (benefit) amounted to a loss of $10.5 million in the third quarter of 2004 and income of $1.2 million for the third quarter of 2003, respectively. Income before income taxes amounted to $99.0 million and $12.3 million for the thirty-nine weeks year-to-date periods of 2004 and 2003, respectively.

Net income (loss) for the third quarter of 2004 amounted to a loss of $5.8 million and net income of $769,000 for the third quarter of 2003, respectively. Net income for the fiscal year-to-date periods amounted to $59.1 million and $7.5 million for 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended and restated on June 17, 2004 expires in March 2007 and consists of a revolving loan facility for working capital and letters of credit of $75.0 million. As of June 27, 2004, the Company had $46.9 million of outstanding letters of credit and had $28.1 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements.

Santee’s credit agreement, as amended, became effective December 1999, expires on September 1, 2004 and consists of a revolving loan facility for working capital of $5.0 million of which $2.0 million may be used to secure letters of credit issued to support workers’ compensation liabilities. The revolver is limited to a borrowing base equivalent to 75% of Santee’s outstanding accounts receivable, excluding balances owed by Markets, less the total amount of outstanding letters of credit. Borrowings under the revolver are secured by the receivables of Santee. Advances under the revolver bear interest at Bank of America’s prime rate plus 0.5% with interest due monthly or, if elected by Santee, at the Interbank Offered Rate plus 1.75%. The outstanding undrawn portion of the workers’ compensation letter of credit is subject to an annual commitment fee of 1.25%. As of June 27, 2004, Santee had $1.4 million of outstanding letters of credit and had $3.6 million available under the revolving loan facility.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of June 27, 2004.

	Contractual Cash Obligations (In thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
8.125% Senior Notes due June 2012
Principal	$525,000	$—	$—	$—	$525,000
Interest	341,013	42,419	85,313	85,313	127,968

	866,013	42,419	85,313	85,313	652,968
Floating Rate Senior Notes due June 2010 (1)
Principal	175,000	—	—	—	175,000
Interest	53,081	8,806	17,710	17,710	8,855

	228,081	8,806	17,710	17,710	183,855
10.75% Senior Notes due August 2006 (2)
Principal	40,950	40,950	—	—	—
Interest	3,314	3,314	—	—	—

	44,264	44,264	—	—	—
Capital Lease Obligations (3)
Principal	11,123	1,300	2,353	2,063	5,407
Interest	8,433	1,623	2,716	2,126	1,968

	19,556	2,923	5,069	4,189	7,375
Operating Leases (3)	240,247	33,354	56,979	39,532	110,382

Total Contractual Cash Obligations	$1,398,161	$131,766	$165,071	$146,744	$954,580

	Other Commercial Commitments (In thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby Letters of Credit (4)	$48,240	$48,240	$—	$—	$—

Total Other Commercial Commitments	$48,240	$48,240	$—	$—	$—

(1)	Interest on the Floating Rate Notes is based on the Three-month LIBOR plus 3.50% and is set quarterly based on the Three-month LIBOR rate for the second London Banking Day proceeding each interest period. The floating interest rate at June 27, 2004 was 5.06%.

Notes continued on next page

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Contractual Cash Obligations (contd.)

(2)	On June 29, 2004, the Company elected to redeem the remaining $41.0 million outstanding 10.75% Senior Notes due August 2006 on August 16, 2004. The outstanding notes will be redeemed at a price of $1,026.875 per $1,000 plus accrued interest. The redemption premium has been included with interest for purposes of this contractual cash obligations disclosure.

(3)	The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(4)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between September 2004 and February 2005.

Working capital amounted to $324.1 million at June 27, 2004 and $124.5 million at September 28, 2003, and the Company’s current ratios were 2.14:1, and 1.60:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Net cash provided by operating activities in the thirty-nine weeks ended June 27, 2004 improved significantly over the thirty-nine weeks ended June 29, 2003, primarily as a result of the increase in net income for such period attributable mainly to the labor dispute. Net cash provided by operating activities for the thirty-nine weeks ended June 27, 2004 amounted to $116.6 million compared to $75.9 million for the thirty-nine weeks ended June 29, 2003. In addition to the substantial increase in net income of $59.1 million in the current year compared to $7.5 million in the prior year, cash provided by operating activities in fiscal 2004 of $116.6 million reflected a $52.4 million increase in accrued liabilities, self-insurance reserves and other liabilities, an increase of $26.7 million in accounts payable, a $12.9 million decrease in other assets and $30.6 million of depreciation and amortization; partially offset by a $20.0 million increase in restricted cash, a $15.3 million increase in inventory and a $22.4 million gain from litigation settlement. Cash provided by operating activities in fiscal 2003 of $75.9 million consisted of a $22.3 million increase in accrued liabilities, self-insurance reserves and other liabilities, an increase of $7.5 million in accounts payable, a decrease in income tax receivables of $5.8 million, a decrease of $5.1 million in inventory and $25.2 million of depreciation and amortization. Fluctuations in cash provided by operating activities are not unusual in the industry.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Net cash used in investing activities for the thirty-nine weeks ended June 27, 2004, amounted to $45.3 million compared to $37.6 million for the thirty-nine weeks ended June 29, 2003. The difference in net cash used in investing activities between the comparable periods is due to the Company’s capital expenditures during such periods, net of proceeds from asset disposals. Capital expenditures amounted to $45.4 million in the fiscal year-to-date of 2004 compared to $37.7 million in the fiscal year-to-date of 2003.

Net cash provided by financing activities amounted to $144.4 million for the thirty-nine weeks ended June 27, 2004 and net cash used in financing activities amounted to and $0.9 million in the thirty-nine weeks ended June 29, 2003. In the thirty-nine weeks to date of 2004, the Company issued $525.0 million of 8.125% Senior Notes due June 2012, issued $175.0 million of Floating Rate Senior Notes due June 2010, purchased $397.8 million of 10.75% Senior Notes due August 2006, retired the $20 million 5.0% Subordinated Note due March 2007, redeemed $53.5 million of outstanding Santee Notes, paid $16.9 million in tender premium and fees for the purchase of the 10.75% Senior Notes, paid a make whole payment of $8.5 million for the redemption of the Santee Notes, paid a dividend of $45.0 million to La Cadena, incurred fees of $22.3 million associated with the issuance of the 8.125% Senior Notes and Floating Rate Senior Notes and amortized remaining deferred offering costs of $8.6 million related to i) the purchase 10.75% Notes, ii) the early retirement of the 5.0% Subordinated Note and iii) the redemption of the Santee Notes, (see Notes to Consolidated Financial Statements (unaudited) of the Company contained in this report on Form 10-Q), executed a new capital lease for $0.7 million and had payments on capitalized leases of $0.9 million. The cash used in financing activities in the thirty-nine weeks to date of 2003 of $0.9 million consisted of payments on the Company’s capitalized lease obligations.

Issuance of Debt and Early Retirement of Debt

On June 17, 2004, the Company issued $525.0 million of 8.125% Senior Notes due June 15, 2012 and $175.0 million Floating Rate Senior Notes due June 15, 2010. The 8.125% Senior Notes and the Floating Rate Senior Notes are unregistered. The interest rate on the Floating Rate Senior Notes as of June 27, 2004 was 5.06%. The Company incurred $22.3 million of debt issuance cost related to the issuance of these notes which will be amortized over the term of the respective notes.

On June 17, 2004 the Company used part of the proceeds from the issue of these notes for the purchase of $397.8 million of the 10.75% Senior Notes due August 2006, the payment of $16.9 million for tender premium and fees on the purchased 10.75% Senior Notes, the early retirement of the $20.0 million 5.0% Subordinated Note due March 2007 and to pay accrued interest on the purchased 10.75% Senior Notes and the retired 5.0% Subordinated Note.

On June 29, 2004 the Company advised the trustee of the 10.75% Senior Notes that the Company has elected to redeem the remaining outstanding 10.75% Notes due August 2006 at a price of $1,026.875 per $1,000 plus accrued interest.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The Credit Facilities

On June 17, 2004, the Company entered into an amended and restated credit facility (the “New Credit Facility”) with Bank of America N.A. (“Bank of America”) as sole and exclusive administrative agent, and sole initial lender, consisting of a three-year revolving credit facility in a principal amount of up to $75.0 million, with the right to increase, under certain circumstances, the size of the New Credit Facility to an aggregate principal amount of $100.0 million. The New Credit Facility amended and restated the existing credit facility in its entirety. Subject to certain restrictions, the entire amount of the New Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the New Credit Facility are unsecured and will be used for certain working capital, capital expenditures and other corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, construction of new warehouse facilities and workers’ compensation insurance obligations. The availability of the loans and letters of credit are subject to certain borrowing restrictions.

The New Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Stater Bros. Development, Inc. and Santee (subject, in the case of Santee, to termination upon certain specified events).

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

The New Credit Facility will cease to be available and will be payable in full on May 31, 2007. Notwithstanding such maturity date, at any time prior thereto Markets shall be entitled to request the issuance of standby letters of credit having a term which is up to one year following such maturity date, and commercial letters of credit having a term which is up to six months following such maturity date. Loans under the New Credit Facility must be repaid for a period of ten consecutive days semi-annually.

Loans under the New Credit Facility may be repaid and re-borrowed. The loans under the New Credit Facility may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the offshore rate. The commitments under the New Credit Facility may be reduced by Markets. Markets will be required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. Outstanding letters of credit under the credit facility are subject to a fee of 1.25% per annum on the face amount of such letters of credit, payable quarterly in arrears. Markets will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letters of credit issued under the letter of credit facility.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)
The Credit Facilities (contd.)

The New Credit Facility requires Markets to meet certain financial tests, including minimum net worth and other tests. The New Credit Facility contains covenants which, among other things, limit the ability of Markets and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, and (iii) make restricted payments. The New Credit Facility also contains covenants that apply to the Company and its subsidiaries, and the Company is a party to the New Credit Facility for purposes of these covenants. These covenants, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, make restricted payments, enter into transactions with affiliates, and make amendments to the Indenture governing the 8.125% Senior Notes due June 15, 2012 and the Floating Rate Senior Notes due June 15, 2010.

The New Credit Facility contains customary events of default, including payment defaults; material inaccuracies in representations and warranties; covenant defaults; cross-defaults to certain other indebtedness; certain bankruptcy events; certain ERISA events; judgment defaults; invalidity of any guaranty; and change of control.

In December 1999, Santee entered into a revolving line of credit with Bank of America (“the Revolver”) Under the Revolver, Santee may borrow up to $5.0 million of which $2.0 million may be used to secure letters of credit issued to support workers’ compensation liabilities. The Revolver is limited to a borrowing base equivalent to 75% of Santee’s outstanding accounts receivable, excluding balances owed by Markets, less the total amount of outstanding letters of credit. Borrowings under the Revolver are secured by the receivables of Santee. The Revolver is scheduled to expire September 1, 2004 and is currently being negotiated for renewal.

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

As of June 27, 2004, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 10.75% Senior Notes due 2006, its 8.125% Senior Notes due 2012 and its Floating Rate Senior Notes due 2010. As of June 27, 2004, the Company was in compliance with all such covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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

The Company’s primary business function is the operation of retail food supermarkets, which offer for sale to the public most merchandise typically found in supermarkets. The supermarket industry is highly competitive and is characterized by low profit margins. The Company’s primary competitors include Vons, Albertson’s, Ralphs and a number of independent supermarket operators. Competitive factors typically include the price, quality and selection of products offered for sale, customer service, and the convenience and location of retail facilities. Through its wholly-owned subsidiary Santee, the Company operates one of the largest dairy operations in California. Markets is the primary customer of Santee. Santee also sells to Ralphs, unaffiliated supermarkets, independent food distributors, military bases and food service providers in southern California. The Company’s captive purchases limit the effect of competition on dairy operations. However, sells to non-related parties is highly competitive with competitive factors including price, quality and timely delivery of product. The Company monitors competitive activity and Senior Management regularly reviews the Company’s marketing and business strategy and periodically adjusts them to adapt to changes in the Company’s primary trading area.

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

STATER BROS. HOLDINGS INC.
JUNE 27, 2004

PART I — FINANCIAL INFORMATION (contd.)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to interest rate risk on its Floating Rate Senior Notes due June 2010. The Company’s interest expense on the Floating Rate Senior Notes due June 2010 will increase as interest rates rise and will decrease as interest rates decline. Interest on the Floating Rate Senior Notes due June 2010 is based upon the Three-month LIBOR plus 3.50%. As of June 27, 2004, the floating interest rate was 5.06%. In addition, the Company is subject to interest rate risk on its fixed interest rate debt obligations. The Company’s fixed rate debt obligations are comprised of the 8.125% Senior Notes due June 2012 and the 10.75% Senior Notes due August 2006 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. The Company has not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest risk.

Item 4. CONTROLS AND PROCEDURES

As of the quarter ended June 27, 2004, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. During the quarter and fiscal year-to-date periods ended June 27, 2004, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken.

STATER BROS. HOLDINGS INC.
JUNE 27, 2004

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

     Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 27, 2004, the Company entered into a Second Supplemental Indenture to the Indenture dated as of August 6, 1999 governing the Company’s 10 3/4% Senior Notes due 2006 (as amended, the “10 3/4% Senior Notes Indenture”). The Second Supplemental Indenture eliminated substantially all of the restrictive covenants contained in the 10 3/4% Senior Notes Indenture, and became operative as of June 17, 2004. The description of the Second Supplemental Indenture contained herein is qualified by reference to the terms of the Second Supplemental Indenture, a copy of which is attached as an Exhibit to this Form 10-Q.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

STATER BROS. HOLDINGS INC.
JUNE 27, 2004

PART II — OTHER INFORMATION (contd.)

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.34	Second Supplemental Indenture, dated as of May 27, 2004 between Stater Bros. Holdings Inc. and The Bank of New York, as successor in interest to IBJ Whitehall Bank & Trust Company, as Trustee for the 10.75% Senior Notes due 2006.

10.35	Owner Participation Agreement, dated as of April 14, 2004 between Stater Bros. Markets and the Inland Valley Development Agency.

10.36	Development Parcel Disposition Agreement, dated as of June 16, 2004 between Stater Bros. Markets and Hillwood/San Bernardino, LLC.

31.1	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K Current Report on Form 8-K dated May 18, 2004

Current Report on Form 8-K dated June 1, 2004

Current Report on Form 8-K dated June 4, 2004

Current Report on Form 8-K dated June 15, 2004

Current Report on Form 8-K dated June 18, 2004

STATER BROS. HOLDINGS INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2004	/s/ Jack H. Brown Jack H. Brown Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2004	/s/ Phillip J. Smith Phillip J. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)