Form 10-K
period 2004-09-26
STATER BROS HOLDINGS INC
filed 2004-12-21
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 26, 2004

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

     Number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of December 21, 2004—Class A Common Stock — 38,301 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

STATER BROS. HOLDINGS INC.

FORM 10-K

PART I

Item 1. Business

General

Stater Bros. Holdings Inc. was incorporated in Delaware in 1989 and together with its wholly-owned subsidiaries, Stater Bros. Markets (“Markets”) and Stater Bros. Development, Inc. (“Development”), (collectively “Stater Bros.” or the “Company”) were founded in 1936 when the first Stater Bros. Market opened in Yucaipa, California. The Company is a leading supermarket chain in Southern California and operates 158 supermarkets under the Stater Bros. Markets name. The Company acquired controlling interest of Santee Dairies, Inc. (“Santee”) effective February 6, 2004. Santee is a subsidiary of Markets.

The Company has grown, primarily by constructing supermarkets in its primary trading areas, through the enlargement of existing supermarkets and through a strategic acquisition in August 1999 of 43 supermarkets in Southern California. Stater Bros.’ supermarkets consist of approximately 5.3 million total square feet including approximately 3.8 million selling square feet. The Company’s supermarkets offer its customers a high level of customer service, broad selections of grocery, meat, produce, liquor and general merchandise. All of the Company’s supermarkets have expanded selections of produce and full-service meat departments. Nearly all of the supermarkets have hot service delicatessens and many have bakery departments.

The Company utilizes centralized distribution facilities that provide the Company’s supermarkets with approximately 78% of the volume of the merchandise they offer for sale. The Company’s distribution facilities encompass approximately 1.7 million square feet and include facilities for grocery, grocery deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products.

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

Stock Redemption

During fiscal 2002, the Company obtained consent of the holders of its 10.75% Senior Notes due 2006 (the “10.75% Notes”) to make a distribution and payment to stockholders consisting of $25.0 million in cash and a subordinated note in the principal amount of $20.0 million. On January 22, 2002, the Company redeemed 11,699 shares of the Company’s stock previously held by La Cadena and made a cash payment of $20.0 million and executed a $20.0 million subordinated note due March 31, 2007 to a former partner of La Cadena. The subordinated note bore interest at a rate of 5.0% per annum, payable semi-annually. On February 1, 2002, the Company paid a $4.5 million dividend to La Cadena. Fees for consent of the holders of its 10.75% Senior Notes and fees and expenses of the transaction, including a $500,000 financial advisory service fee to La Cadena, amounted to approximately $5.0 million.

Issuance of New Debt and Early Extinguishment of Debt

On June 17, 2004, the Company issued $525.0 million of unregistered 8.125% Senior Notes due June 15, 2012 and $175.0 million of unregistered Floating Rate Senior Notes due June 15, 2010. On October 4, 2004, subsequent to year-end, the Company exchanged the unregistered 8.125% Senior Notes due June 15, 2012 and unregistered Floating Rate Senior Notes due June 15, 2010 for substantially identical registered 8.125% Senior Notes due June 15, 2012 and registered Floating Rate Senior Notes due June 15, 2010 collectively, (the “Notes”). The Company incurred $22.7 million of debt issuance cost related to the issuance of the Notes which will be amortized over the term of the respective Notes.

Item 1. Business (contd.)

Business Strategy

Issuance of New Debt and Early Extinguishment of Debt (contd.)

On June 17, 2004 the Company used part of the proceeds from the issuance of these notes for the purchase of $397.8 million of the 10.75% Senior Notes due August 2006, the payment of $16.9 million for tender premium and fees on the purchased 10.75% Senior Notes, the early retirement of the $20.0 million 5.0% Subordinated Note due March 2007 and to pay accrued interest on the purchased 10.75% Senior Notes and the retired 5.0% Subordinated Note. On August 16, 2004, the Company redeemed the remaining outstanding $41.0 million 10.75% Notes and paid a make whole fee on the redemption of $1.1 million.

Store Profile and Locations

The Company’s supermarkets have well-established locations and low overhead expenses, including fixed rent payments in most supermarkets. In addition, the Company believes that its existing supermarkets are well maintained and generally require capital expenditures only for customary maintenance. An average supermarket is approximately 33,200 square feet, while newly constructed supermarkets range from approximately 40,000 square feet to 46,000 square feet. Stater Bros. supermarkets typically utilize approximately 72% of total square feet for retail selling space. The Company operates its supermarkets with minimal back-room storage space because of the close proximity of its distribution facility to its store locations. Generally, all Stater Bros. supermarkets are similarly designed and stocked thereby allowing Stater Bros.’ customers to find items easily in any of the Company’s supermarkets.

Substantially all of the Company’s 158 supermarkets are located in neighborhood shopping centers in well-populated residential areas. The Company endeavors to locate its supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.

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

Store Expansion and Remodeling

The Company has historically focused its expansion in the San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern counties of Southern California. Such expansion has been accomplished through improving and remodeling existing stores, constructing new supermarkets, and the acquisition of other supermarket operations. The number of supermarkets operated by the Company was 158 as of September 26, 2004. The Company intends to continue to expand its existing supermarket operations by enlarging and remodeling existing supermarkets and constructing new supermarkets. The Company may also make strategic acquisitions of existing supermarkets, if such opportunities arise.

Item 1. Business (contd.)

Store Expansion and Remodeling (contd.)

The Company monitors sales and profitability of its operations on a store-by-store basis and enlarges, remodels or replaces stores in light of their performance and management’s assessment of their future potential. Approximately 87% of the Company’s supermarkets have been either newly constructed or remodeled within the last five years. Minor remodels cost between $100,000 and $500,000 and typically include new fixtures and may include a change in decor. Major remodels cost in excess of $500,000 and typically involve more extensive refurbishment of the store’s interior and may include the addition of one or more specialty service departments such as a hot service delicatessen or a bakery. Expansions entail enlargement of the store building and typically includes breaking through an exterior wall. The primary objectives of remodeling and expansions are to improve the attractiveness of supermarkets, increase sales of higher margin product categories and, where feasible, to increase selling area. The Company conducts all of its new construction and most of its remodeling through its wholly owned subsidiary Development which serves as the general contractor for all Company construction projects.

The following table sets forth certain statistical information with respect to the Company’s supermarket expansion and remodeling for the periods indicated.

	Fiscal Year Ended
	Sept. 24,	Sept. 30,	Sept. 29,	Sept. 28,	Sept. 26,
	2000	2001	2002	2003	2004
Number of supermarkets:
Opened	—	1	1	1	2
Closed	—	—	—	—	(1)
Replaced	—	(1)	—	—	—
Total at end of year	155	155	156	157	158
Minor remodel	17	10	11	20	31
Major remodel	2	2	3	4	5
Expansion	1	—	—	—	—

Beyond 2004, the Company plans to open approximately three to six new stores per year, based upon a number of factors, including customer demand, market conditions, profitability, costs of opening, and availability of financing for such new stores. The Company’s plans with respect to major and minor remodels, expansion and new construction are reviewed continually and are revised, if appropriate, to take advantage of marketing opportunities. The Company finances its new store construction primarily from cash provided by operating activities and short-term borrowings under its credit facilities. Long-term financing of new stores generally will be obtained through either sale and leaseback transactions or secured long-term financings. However, no assurances can be made as to the availability of such financings.

Corporate Office and Distribution Facilities

The Company’s corporate office and distribution facilities are located in Colton, California, and encompass approximately 1.7 million square feet. The facilities include distribution facilities for grocery, grocery deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products. Approximately 78% of the volume of the products offered for sale in the Company’s supermarkets are processed through the Company’s distribution facilities.

The Company’s distribution facilities are centrally located and are an average distance of approximately 39 miles from its supermarkets. Most supermarkets can be reached without using the most congested portions of the Southern California freeway system.

The Company’s transportation fleet consists of modern well-maintained vehicles. As of September 26, 2004, the Company operated approximately 145 tractors, 108 which were owned and 37 which were leased and 446 trailers, all of which were owned.

Item 1. Business (contd.)

Corporate Office and Distribution Facilities (contd.)

Markets plans to build new corporate office and distribution facilities on approximately 160 acres of real property located on the former Norton Air Force Base (“NAFB”) in the City of San Bernardino, California. Markets has entered into an Owner Participation Agreement with the Inland Valley Development Agency, a joint powers agency (“IVDA”), which is the entity responsible for the redevelopment of NAFB, to acquire approximately 93 acres of the project property owned by IVDA. As a component of this Agreement, IVDA is completing an agreement with a sister governmental agency for an additional 51 acres that would be transferred or leased to Markets with a purchase option. Of the 160 acre project site, 16 acres are privately owned. Markets has acquired one of these parcels and is negotiating the acquisition of the three remaining privately held parcels consisting of approximately 13.5 acres. The Agreement with IVDA requires Markets to acquire those parcels not owned by IVDA, to relocate all tenants and other business owners occupying buildings on the project property, to construct and complete the corporate office and distribution facilities and to obtain all City of San Bernardino building permits and entitlements required for construction of the project. Markets also has entered into an agreement with Hillwood/San Bernardino LLC (“Hillwood”), the master developer of NAFB, for infrastructure improvements. Under the Hillwood Agreement, Markets will share costs associated with the infrastructure improvements including water, sewer, streets and utilities, which will be required by the City of San Bernardino for the project. Markets, after completion of the acquisition of the project property, will secure its commitment with Hillwood for infrastructure improvements by the posting of either cash or letters of credits in the amount of $10.8 million. The agreements with IVDA and Hillwood are contingent upon Markets successfully completing acquisition of all the privately owned property.

The NAFB site will be used to relocate and consolidate Markets’ corporate office and all distribution facilities to a single integrated facility from the 13 distribution buildings at 7 different locations currently in use. The site is located within eight miles of the main distribution facility in Colton, so there will be no change in the average distance between the new facility and Markets retail supermarkets. The facility will consist of approximately 2.1 million square feet and will include Markets’ corporate office, truck maintenance and other support facilities required for consolidation of all of its Southern California office, distribution and maintenance operations. Taking into account the increased cost of raw materials including steel, concrete and asphalt, the projected net cost of the facility is approximately $220 million and completion of the construction is planned for the winter of 2006.

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

A key factor in the Company’s business strategy is to provide its customers with a variety of quality brand-name merchandise as well as alternative selections of high-quality private label merchandise. To meet the needs of customers, most supermarkets are stocked with approximately 35,000 items. The Company places particular emphasis on the freshness and quality of its meat and produce merchandise and maintains high standards for these perishables by distributing the merchandise through its perishable distribution facilities.

Item 1. Business (contd.)

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

     Store Management. Each supermarket is managed by a store manager and an assistant manager, each of whom receives a base salary and may receive a bonus based on the individual supermarket’s overall performance and management of labor costs within the supermarket. The store manager and assistant manager are supported by their store management staff who have the training and skills necessary to provide proper customer service, operate the store and manage personnel in each department. Each store has individual department managers for grocery, meat, produce, and where applicable, bakeries, hot service delicatessens and seafood. Store managers report to one of nine district managers, each of whom is responsible for an average of 18 supermarkets. District managers report to one of three Regional Vice Presidents.

     Customer Service. The Company considers customer service and customer confidence to be critical to the success of its business strategy. This strategy, to provide courteous and efficient customer service through specific programs and training, is a focus of the Senior Management and is implemented by employees at all levels of the Company. Each store is staffed with a Customer Service Manager who coordinates all customer service issues in the store. The Company maintains an intensive checker training school to train prospective checkers and to provide a refresher program for existing checkers. All of the Company’s supermarkets provide customers with carry-out service and have express checkout lanes.

Santee Dairies, LLC

Pursuant to a settlement agreement reached among Markets, Hughes Markets, Inc. (“Hughes”), Quality Food Centers, Inc., Ralphs Grocery Company (“Ralphs”), Fred Meyer, Inc., and the Kroger Co., Hughes relinquished to Markets its ownership in Santee Dairies, Inc. (“Santee”), giving Markets 100% ownership of Santee. Santee had been jointly owned by Hughes and Markets since 1986. Prior to the settlement agreement, the Company accounted for its investment in Santee using the equity method of accounting. Santee has been included in the consolidated financial statements of the Company as a wholly-owned subsidiary of Markets as of February 6, 2004, the effective date of the settlement agreement.

Santee operates one of the largest dairy plants in California, based on fluid production, and provides fluid milk products to Stater Bros., Ralphs, and other customers in Southern California. Santee processes, packages and distributes whole, low-fat and non-fat milk, as well as orange juice, fruit drinks and certain other cultured milk products under the Knudsen®, Foremost® and certain other brand names, as well as store brand names. Santee is the exclusive licensee of the Knudsen® trademark from Kraft Foods, Inc. for fluid milk, juices and certain other cultured milk products in the Southern California market. In addition, Santee is the exclusive licensee for Foremost Farms USA, cooperative of the Foremost® trademark for fluid milk in Southern California. From February 6, 2004 to September 26, 2004, Santee processed approximately 46.2 million gallons of fluid products, including 38.7 million gallons of fluid milk. During this time period, Markets purchased 23.8 million gallons of fluid products. Santee’s total revenue from February 6, 2004 through September 26, 2004, excluding related party sales, was $75.6 million. Ralphs has agreed to purchase fluid milk and certain other products from Santee in declining volumes through July 31, 2007. Santee also sells to unaffiliated supermarkets, independent food distributors, military bases and foodservice providers in Southern California.

The dairy’s capacity to process milk is approximately 250,000 to 350,000 gallons per day, with the ability to expand capacity to approximately 500,000 gallons per day.

Item 1. Business (contd.)

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

Employees

The Company has approximately 15,700 employees, approximately 900 of whom are management and administrative employees and approximately 14,800 of whom are hourly union employees. Substantially all of the Company’s hourly employees are members of either the United Food and Commercial Workers (“UFCW”) or International Brotherhood of Teamsters (“Teamsters”) labor unions and are represented by several different collective bargaining agreements.

The UFCW’s collective bargaining agreements were ratified on February 29, 2004 and expire in March of 2007. The Teamsters’ collective bargaining agreement was renewed in September 2002 and expires in September 2005.

The Company values its employees and believes its relationship with them is good and that employee loyalty and enthusiasm are key elements of its operating performance.

Southern California Labor Dispute

A major labor dispute involving three of Stater Bros.’ principal competitors lasted from October 11, 2003 through February 29, 2004. On October 11, 2003, the United Food and Commercial Workers Union (the “UFCW”), declared a strike against Safeway, Inc. (“Vons”); in turn, Albertson’s, Inc. (“Albertson’s”) and Ralphs locked out all of their UFCW employees (the “labor dispute”). The UFCW did not strike against Stater Bros. as a result of an agreement that Stater Bros. would accept the same contract terms that the UFCW negotiated with Vons, Albertson’s and Ralphs.

On February 29, 2004, members of the UFCW in Southern California ratified new collective bargaining agreements and ended their strike. Under the new collective bargaining agreements, Stater Bros. made special contributions to the UFCW’s health and welfare fund and made strike ratification bonus payments to its employees.

The labor dispute had a materially positive effect on Stater Bros.’ results of operations for fiscal 2004. The impact of the labor dispute on Stater Bros. was unprecedented and is not expected to be repeated in the future. Following the settlement of the labor dispute, management has taken steps through price promotions, customer service and attention to detail to retain as much of the increased volume as possible. However, the ultimate amount of increased volume retained, if any, cannot be forecast with any degree of certainty.

Item 1. Business (contd.)

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

Santee is subject to periodic inspections by personnel from the California Department of Food and Agriculture, as well as the United States Food and Drug Administration, who test, among other things, Santee’s pasteurization and homogenization equipment, storage tanks, and bottling apparatuses to ensure compliance with applicable health and safety regulations. The price of raw milk is regulated by the federal government through federal market orders and price support programs, and by the State of California. The price of raw milk can fluctuate widely.

Environmental

Environmental remediation costs incurred over the past five years were approximately $1.7 million, in the aggregate, including remediation costs of approximately $198,000 in 2000, $495,000 in 2001, $324,000 in 2002, $395,000 in 2003 and $260,000 in 2004. Management believes that any such future remediation costs will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 2. Properties

The Company leases its distribution facilities located in Colton, California, and management believes that its distribution facilities are well maintained and are adequate to meet its current volume.

The following schedule presents the Company’s distribution facilities by product classification and the size of each facility as of September 26, 2004.

Square
Facility	Feet
Grocery	960,000
Health and beauty care and general merchandise	188,000
Frozen	146,000
Produce, meat and meat deli	118,000
Grocery deli	116,000
Bakery	40,000
Support and administrative offices	92,000

Total	1,660,000

The following schedule shows the size of Santee’s production, storage and administrative facilities:

Square
Feet
Dairy manufacturing	118,000
Dairy cold storage	67,000
Support and administrative offices	54,000

Total	239,000

As of September 26, 2004, the Company owned 44 of its supermarkets and leased the remaining 114 supermarkets. Management believes that its supermarkets are well maintained and adequately meet the expectations of its customers. The Company operates 158 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. The following schedule reflects the Company’s store count by size and county, and the number of stores that are either leased or owned as of September 26, 2004.

	No. of Stores			Total Square Feet
				Under	25,000-	30,000-	35,000-	Over
County	Total	Owned	Leased	25,000	29,999	34,999	40,000	40,000
San Bernardino	47	9	38	5	16	6	14	6
Riverside	42	11	31	10	13	5	5	9
Orange	30	11	19	4	13	1	4	8
Los Angeles	27	8	19	5	7	1	3	11
San Diego	10	5	5	—	1	—	2	7
Kern	2	—	2	—	—	1	1	—

Total	158	44	114	24	50	14	29	41

The total size of the Company’s supermarkets is approximately 5.3 million square feet, of which 3.8 million square feet is selling area.

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

On July 9, 2003, the Company’s principal operating subsidiary Markets agreed to a settlement of two lawsuits which had been filed on behalf of certain of Markets’ existing and former store managers and assistant managers which alleged that such workers are non-exempt under California labor laws and are therefore entitled to overtime wages. Markets admitted no wrong doing under the settlement and it believes it has appropriately followed California law in the classification and payment of its employees. Markets believes that the store managers and assistant managers are highly compensated employees with duties and responsibilities which place them in the exempt category under California law and that such employees are not entitled to overtime wages. Markets continues to feel the case was without merit; however, because of escalating litigation expenses, Markets determined a settlement was the best solution. The amount of the settlement was $3.2 million. Of the $3.2 million, $1.2 million of the settlement was recognized as expense in fiscal 2003 and the remainder was expensed in prior years.

In July of 2002, Markets initiated litigation on its own behalf and derivatively on behalf of Santee in the Superior Court for the State of California, County of Los Angeles, against Hughes, Ralphs, Fred Meyer, Inc. and The Kroger Company (“Defendants”). In July of 2003, Defendants filed a cross-complaint against Markets, Santee and others. In order to settle the resulting litigation, Markets, Hughes, Santee and Santee Dairies, LLC. (“SDL”) entered into three separate but interconnected agreements “Settlement Agreement and Release of all Claims”, “Dissolution and Transfer Agreement” and “Assignment and Assumption Agreement” all three agreements collectively known as the “Settlement Agreement”. Under the Settlement Agreement, the Ralphs Guaranty was terminated, a new purchase of products schedule for Ralphs was established, Hughes agreed to pay $1,550,000 to Markets, SDL was dissolved and the shares of Santee, previously held by SDL, were transferred equally to Markets and Hughes. Concurrently with this transfer, Hughes immediately transferred Hughes’ Santee shares to Santee for cancellation and retirement.

Through the Settlement Agreement, Hughes relinquished its interest in Santee to Markets. The consideration received by Markets under the Settlement Agreement was $1,550,000 in cash and the value of the additional 50% ownership interest in Santee. The value assigned to the additional 50% interest in Santee was $21.8 million which was determined by management based upon the net present value of the most probable future cash flows. The Settlement Agreement’s effective date was the close of business on February 6, 2004. In fiscal 2004, the Company incurred legal fees of $500,000 related to the Settlement Agreement. In addition, the Company, through Santee, made payments, aggregating $500,000, to four Directors of Santee who had been named by Hughes as defendants in litigation settled by the Settlement Agreement. Three of the four Directors are related parties to the Company. The net consideration received by the Company under the Settlement Agreements was $22.4 million which was recorded as a gain in fiscal 2004 in the Consolidated Statements of Income under the line item “Selling, general and administrative expenses.”

Environmental Matters

Environmental remediation costs incurred during the last five years were approximately $1.7 million, in the aggregate, including remediation costs of approximately $198,000 in 2000, $495,000 in 2001, $324,000 in 2002, $395,000 in 2003 and $260,000 in 2004. Management believes that any such future remediation costs will not have a material adverse effect on the financial condition or results of operations of the Company.

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

La Cadena holds 38,301 shares, or 100% of the Company’s Class A Common Stock.

     (c) Dividends

The New Credit Facility, as amended and restated on June 17, 2004, limits the Company’s ability to pay dividends. The Company may declare and pay dividends after June 27, 2004, but the aggregate amount of the dividend may not exceed, as of any date of determination, an amount equal to the sum of $25.0 million plus 50% of the Company’s consolidated net income for the period then ending following June 27, 2004. The New Credit Facility specifically allowed for the payment to La Cadena of a dividend in an amount not to exceed $45.0 million substantially concurrently with the issuance of the 8.125% Senior Notes Due 2012 and the Floating Rate Senior Notes due 2010.

Dividends of $45.0 million were paid in fiscal 2004. No dividends were paid in fiscal 2003. Dividends of $4.5 million were paid in fiscal 2002. The Company does not intend to pay dividends on its common equity in the foreseeable future.

Item 6. Selected Financial Data

The following table sets forth historical financial data derived from the audited consolidated financial statements of the Company as of and for the fiscal years ended September 24, 2000, September 30, 2001, September 29, 2002, September 28, 2003 and September 26, 2004. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Audited Consolidated Financial Statements of the Company and related notes thereto contained elsewhere herein. The information included in “Other Operating and Financial Data” and “Store Data” is unaudited.

	Fiscal Years Ended
	Sept. 24,	Sept. 30, (4)	Sept. 29,	Sept. 28,	Sept. 26,
	2000	2001	2002	2003	2004
	(In thousands of dollars except per share and store data)
Statement of Earnings Data:
Sales	$2,417,710	$2,573,913	$2,666,346	$2,753,774	$3,704,882
Cost of goods sold	1,819,068	1,911,065	1,957,526	1,999,361	2,652,812

Gross profit	598,642	662,848	708,820	754,413	1,052,070
Selling, general and administrative expenses	537,370	579,549	615,482	659,720	820,496
Depreciation and amortization	20,357	22,327	24,300	26,879	32,507
Acquisition integration expenses	4,594	—	—	—	—

Total operating expenses	562,321	601,876	639,782	686,599	853,003

Operating profit	36,321	60,972	69,038	67,814	199,067
Interest and other income (expense)	3,217	3,151	142	(44)	855
Interest expense	(51,784)	(52,410)	(52,814)	(53,254)	(53,951)
Interest expense related to debt purchase	—	—	—	—	(35,647)
Equity in income from unconsolidated affiliate	1,483	1,584	2,914	1,330	929

Income (loss) before income taxes	(10,763)	13,297	19,280	15,846	111,253
Income taxes (benefit)	(4,596)	5,452	7,491	5,719	39,450

Net income (loss)	$(6,167)	$7,845	$11,789	$10,127	$71,803

Earnings (loss) per common share	$(123.34)	$156.90	$280.92	$264.41	$1,874.70

(footnotes on following page)

Item 6. Selected Financial Data (contd.)

	Fiscal Years Ended
	Sept. 24,	Sept. 30, (4)	Sept. 29,	Sept. 28,	Sept. 26,
	2000	2001	2002	2003	2004
	(In thousands of dollars except per share and store data)
Balance Sheet Data (end of fiscal year):
Working capital	$107,907	$120,457	$119,643	$124,517	$319,855
Total assets	595,288	629,294	634,130	667,826	1,018,888
Long-term notes	439,000	439,000	458,750	458,750	700,000
Long-term capitalized lease obligations	13,679	12,098	10,981	9,926	9,470
Other long-term liabilities	14,070	24,608	45,014	54,916	85,429
Common stockholder’s deficit	(49,254)	(41,409)	(74,121)	(63,994)	(37,191)
Dividends paid per share, Class A Common Stock	$—	$—	$117.49	$—	$1,174.90
Cash Flow Data:
Cash provided by operating activities	15,385	79,393	51,168	82,950	150,516
Cash provided by (used in) financing activities	(10,664)	(7,140)	(31,218)	(1,116)	102,090
Cash used in investing activities	(35,442)	(33,248)	(40,543)	(51,725)	(61,811)
Other Operating and Financial Data:
Sales increases:
Total stores	32.1%	6.5%	3.6%	3.3%	34.5%
Like stores (comparable 52-weeks)(1)	1.4%	4.5%	5.3%	2.8%	30.3%
Operating profit	$36,321	$60,972	$69,038	$67,814	$199,067
Ratio of earnings to fixed charges(2)	0.87x	1.19x	1.25x	1.21x	1.98x
Gross profit as a percentage of sales	24.76%	25.75%	26.58%	27.40%	28.40%
Selling, general and administrative expenses as a percentage of sales	22.01%	22.25%	22.81%	23.69%	22.15%
Store Data(3):
Number of stores (at end of fiscal year)	155	155	156	157	158
Average sales per store (000s)	$15,598	$16,606	$17,092	$17,619	$23,014
Average store size:
Total square feet	32,910	33,018	33,083	33,111	33,206
Selling square feet	23,570	23,639	23,675	23,693	23,746
Total square feet (at end of fiscal year) (000s)	5,101	5,118	5,161	5,205	5,267
Total selling square feet (at end of fiscal year) (000s)	3,653	3,664	3,693	3,724	3,764
Sales per total sq. ft	$474	$503	$517	$532	$693
Sales per selling sq. ft	$662	$702	$722	$744	$969

(1)	Like store sales are calculated by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year, only the current year’s weekly sales that correspond to the weeks the stores were open in the previous year are used. For replacement store sales, sales for the entire year are included in the like store sales calculation. A store in Hemet, California was closed on the last day of fiscal 2004. Accordingly, all of this store’s sales for fiscal 2003 and fiscal 2004 were included in the like store sales calculation.

(footnotes continued on following page)

Item 6. Selected Financial Data (contd.)

(2)	For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and amortization of previously capitalized interest. Fixed charges consist of interest expense whether expensed or capitalized, amortization of debt issuance costs, and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case. Included in earnings and fixed charges is the Company’s 50% share of Santee. For fiscal 2004, included in earnings and fixed charges is the Company’s 50% share of fixed charges and earnings of Santee through February 6, 2004. Santee has been consolidated into the Company’s consolidated results since that date.

(3)	Average sales per store, sales per total square feet and sales per selling square feet are calculated by prorating the number of stores, total square feet and selling square feet by the period of time the store was opened, for new stores, or the period of time the expanded square footage was in service, for expanded stores.

(4)	The fiscal year 2001 was a 53-week year, whereas fiscal years 2000, 2002, 2003 and 2004 were 52-week years.

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

Self-Insurance Reserves

The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. In recent years, the Company and employers within the State of California as a whole have seen significant increases in the severity of workers’ compensation claims. While the Company has factored these increases into its estimates of ultimate loss, no assurance can be given that future events will not require a change in these estimates. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 7.5% in fiscal 2002 and fiscal 2003 and 5.5% in fiscal 2004. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. For fiscal 2004, if a rate of 4.5% was used to discount the reserves, the reserves for self insurance would have been $1.3 million higher then the reserves calculated at a 5.5% discount rate. If a rate of 6.5% was used in fiscal 2004 to discount the reserves, the reserves for self insurance would have been $1.2 million lower then the reserves calculated at a 5.5% discount rate.

Advertising Allowances

The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. Effective September 30, 2002, the Company adopted EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The adoption of EITF Issue No. 02-16 effects the classification of allowances received between cost of goods sold and advertising expense but has no net effect on the profitability of the Company. EITF Issue No. 02-16 requires the Company to perform an analysis of the amount of co-operative advertising allowances received from its vendors compared to the cost of running the corresponding advertisement. Any amount of co-operative funds received in excess of the cost of advertising is recorded as a reduction in cost of goods sold. Determining the amount of advertising cost that corresponds to the co-operative advertising allowances received requires judgment on the part of management.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Critical Accounting Policies (contd.)

Advertising Allowances (contd.)

A significant portion of the Company’s advertising expenditures is in the form of twice weekly print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. On a monthly basis, management estimates the cost of advertisements related to co-operative advertising allowances by dividing the direct out-of-pocket costs for printing and distributing its print ads by the product of total number of print ad pages run during the month and the number of individual ads in a typical twice weekly advertisement. The dollar amount determined is deemed to be the fair value of advertising costs. The fair value of advertising cost is then compared to the amount of co-operative adverting allowances received during the month and any allowances received in excess of cost are recorded as a reduction in cost of goods sold. In fiscal 2003 and fiscal 2004, the amount of co-operative advertising allowances in excess of the direct fair value of the advertising was recognized as a reduction in cost of goods sold. In fiscal 2002, all co-operative advertising allowances were recognized as reductions in advertising expense.

Significant Accounting Policies

In addition to the critical accounting policies disclosed above, there are certain accounting policies that the Company has adopted that may differ from policies of other companies within the same industry. Such differences in the treatment of these policies may be important to the readers of the Company’s Form 10-K and the Company’s Consolidated Financial Statements contained herein. For further information regarding the Company’s accounting policies, refer to the significant accounting policies included in the Notes to the Consolidated Financial Statements contained here-in.

Ownership of the Company

La Cadena is the sole shareholder of the Company and holds all of the shares of the Company’s Class A Common Stock. La Cadena is a California General Partnership whose partners include Jack H. Brown, Chairman of the Board, President and Chief Executive Officer of the Company, and a former member of senior management of the Company. Jack H. Brown has a majority interest in La Cadena and is the Managing General Partner with the power to vote the shares of the Company held by La Cadena.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations

The following table sets forth certain income statement components expressed as a percent of sales for the fiscal years ended September 29, 2002, September 28, 2003 and September 26, 2004.

	Fiscal Years Ended
	2002	2003	2004
Sales	100.00%	100.00%	100.00%
Gross profit	26.58	27.40	28.40
Operating expenses:
Selling, general and administrative expenses	23.08	23.96	22.15
Depreciation and amortization	0.91	0.98	0.88
Operating profit	2.59	2.46	5.37
Interest income	0.06	0.04	0.06
Interest expense	(1.98)	(1.93)	(1.46)
Interest expense related to debt purchase	—	—	(0.96)
Equity in income from unconsolidated affiliate	0.11	0.05	0.03
Other expenses-net	(0.06)	(0.04)	(0.04)
Income before income taxes	0.72%	0.58%	3.00%

As of February 6, 2004, the results of Santee, previously accounted for under the equity method of accounting, have been consolidated in the Company’s results of operations and all inter-company transactions have been eliminated.

The labor dispute involving three of the Company’s principal competitors from October 11, 2003 through February 29, 2004, had a materially positive effect on the Company’s results of operations in fiscal 2004. On October 11, 2003, the UFCW declared a strike against Vons; in turn, Albertson’s and Ralphs locked out all of their UFCW employees. The UFCW did not strike against the Company as a result of an agreement whereby the Company agreed to accept the same contract terms that the UFCW negotiated with Vons, Albertson’s and Ralphs.

On February 29, 2004, members of the UFCW in Southern California ratified new collective bargaining agreements and ended their strike. Under the new collective bargaining agreements, the Company made special contributions to the UFCW’s health and welfare fund totaling $29.3 million, and made strike ratification bonus payments to its employees totaling $4.7 million.

During the labor dispute, many of the former Vons, Albertson’s and Ralphs customers chose to honor the picket lines and took their business to the Company’s markets and other grocery retailers. Subsequent to the labor dispute, the Company has been able to retain some of these additional customers. The labor dispute had both a significant and material effect on the Company’s sales volume, results of operations and financial position.

The increased sales volume has had a positive effect on results of operations as the Company has been able to realize some economics of scale from the increased sales volume. As a result, gross profit, as a percentage of sales, has increased and operating expenses, as a percentage of sales, have decreased for the fiscal year 2004 when compared to fiscal 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations (contd.)

The impact of the labor dispute on the Company was unprecedented and is not expected to be repeated in the future. As of September 26, 2004, the Company has been able to retain some of the increased volume gained during the labor dispute. Management has taken steps through price promotions, customer service and attention to detail to retain as much of the increased volume as possible. Management anticipates that some of the retained volume realized to date will be lost as its major competitors take continued marketing steps of their own to win back the business lost during the labor dispute. The ultimate amount of increased volume retained, if any, cannot be forecast with any degree of certainty.

Like store sales are calculated by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year periods, only the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year are used. For replacement store sales, sales for the entire year are included in the like store sales calculation.

Total sales amounted to $3.7 billion in 2004 compared to $2.8 billion in 2003 and $2.7 billion in 2002. The consolidation of Santee in fiscal 2004 increased sales by $75.6 million or 2.75% over prior year sales. Like-store sales increased $834.8 million or 30.3% in fiscal 2004, compared to $74.1 million or 2.78% in fiscal 2003 and $133.6 million or 5.30% in fiscal 2002. The increase in like store sales for fiscal 2004 is due primarily to the increased sales volume during the labor dispute and to the Company’s ability to retain some of the increased sales volume after the labor dispute. For the portion of the fiscal year during the labor dispute, like store sales increased $576.2 million or 54.52% over the same time frame of fiscal 2003. For the portion of fiscal year after the labor dispute, like store sales increased $253.9 million or 15.85% over the same time frame of fiscal 2003. The remaining increase in sales is due to the opening of a new store in Corona, California in June of 2003, the opening of a new store in Moreno Valley, California in March of 2004 and the opening of an additional new store in Corona, California in July of 2004. The increase in sales during fiscal 2003 was due to favorable customer response to the Company’s marketing plan and to the addition of a new store in Corona, California.

Gross profit increased to $1.1 billion or 28.40% of sales in 2004 compared to $754.4 million or 27.40% of sales in 2003 and $708.8 million or 26.58% of sales in 2002. Gross profit, as a percentage of sales, for the fiscal 2004 increased 1.00% compared to the prior year. The increase in gross profit, as a percentage of sales, in fiscal 2004 over the prior fiscal year is comprised of increased store gross profit of 0.55% attributed primarily to reduced shrink in the perishable departments during the labor dispute, a reduction, as a percentage of sales, of 0.80% in distribution and transportation costs attributed to the leveraging of fixed costs over the increased sales volume offset by the consolidation of Santee in fiscal 2004 which created a reduction in gross profit, as a percentage of sales, for the fiscal year of 0.32%. The increase in gross profit, as a percent of sales, during fiscal 2003 was due in large part to the introduction of higher gross margin products achieved through the Company’s merchandising expansion and upgrading programs including significant investments in product display fixtures. Also contributing to the increased gross profit in fiscal 2003 over fiscal 2002 was a $4.6 million reduction in cost of goods sold caused by the reclassification of the amount of vendor co-operative advertising allowances in excess of the fair value of advertising. This reclassification resulted from the Company’s adoption in fiscal 2003 of EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Fiscal 2002 cost of goods sold were not reclassified. The Company adjusts its pricing strategy as necessary to retain its aggressive every day low price market position.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations (contd.)

Operating expenses include selling, general and administrative expenses, and depreciation and amortization. In fiscal year 2004, selling, general and administrative expenses amounted to $820.5 million or 22.15% of sales compared to $659.7 million or 23.96% of sales in 2003 and $615.5 million or 23.08% of sales in 2002.

Included in selling, general and administrative expenses for fiscal 2004 is $34.0 million for special payments related to the labor dispute and contract ratification. These special payments, as a percentage of sales, were 0.92% of sales in fiscal 2004. The Company made special payments of approximately $29.3 million to UFCW union trust funds to bring the funds up to levels negotiated during collective bargaining contract negotiations. Under the new negotiated collective bargaining agreement, future union insurance payments by the Company are proscribed at specified hourly rates. In addition, the Company paid approximately $4.7 million to UFCW union members as a contract ratification bonus. Also, included in selling, general and administrative expenses for fiscal 2004 is a $22.4 million gain from a settlement agreement reached with Ralphs. The gain from litigation settlement reduced selling, general and administrative expenses, as a percentage of sales, by 0.62% for fiscal 2004. The consolidation of Santee in fiscal 2004 caused a reduction in selling general and administrative expenses, as a percentage of sales, of 0.29% for fiscal 2004.

After removing the effect of the special union payments, the gain from a settlement agreement and the consolidation of Santee, selling general and administrative expenses, as a percentage of sales, decreased 1.82% in the current fiscal year over the previous fiscal year. Most of the remaining reductions in the selling, general and administrative expenses, as a percentage of sales, are attributed to the Company being able to leverage fixed cost and operating more efficiently during the labor dispute. The reductions in selling, general and administrative expenses, as a percentage of sales, include a 0.97% reduction in payroll related expenses, 0.23% reduction in workers’ compensation expense, a 0.39% reduction in utility expenses and a 0.23% in rent expense. These savings were offset by a 0.44%, as a percentage of sales, increase in phantom stock expense.

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

Depreciation and amortization expenses amounted to $32.5 million in 2004 compared to $26.9 million in 2003 and $24.3 million in 2002. Depreciation and amortization expense, as a percentage of sales, was 0.88%, 0.98% and 0.91% for fiscal years 2004, 2003 and 2002, respectively. The changes in depreciation expense from year-to-year are due primarily to store additions and remodels and corporate expenditures.

Operating profit amounted to $199.1 million or 5.37% of sales in 2004 compared to $67.8 million or 2.46% of sales in 2003 and $69.0 million or 2.59% of sales in 2002.

Interest expense amounted to $54.0 million, $53.3 million and $52.8 million for the 2004, 2003 and 2002 fiscal years, respectively. The increase in interest expense in fiscal 2004 compared to fiscal 2003 is due primarily to the increase in outstanding debt by the Company offset by the reduction in average interest rates of its long term debt. The increase in interest expense in fiscal 2003 compared to fiscal 2002 is primarily twelve months of interest expense on the 5.0% Subordinated Note in fiscal 2003 versus nine months in fiscal 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations (contd.)

For fiscal 2004, interest expense related to debt purchase was $35.6 million and included a $16.9 million payment for tender premium and fees on the purchase of $397.8 million of the 10.75% Notes, an $8.5 million make whole payment by Santee related to Santee’s redemption of all outstanding Santee Notes, a $1.1 million make whole payment on the redemption of the remaining $41.0 million 10.75% Senior Notes, and a $9.1 million charge for the write-off of the remaining debt issuance costs related to (i) the purchase of $397.8 million of the 10.75% Notes, (ii) the redemption of the remaining $41.0 million 10.75% Senior Notes, (iii) the early retirement of the $20.0 million 5.0% Subordinated Note due 2007 and (iv) the redemption of the Santee Notes. For fiscal 2003 and fiscal 2002, there was no interest expense related to debt purchase.

Equity in income from unconsolidated affiliate amounted to $0.9 million in fiscal 2004 compared to $1.3 million in 2003 and $2.9 million in 2002. The decrease in equity in income from unconsolidated affiliate in fiscal 2004 is due to Santee being consolidated as a wholly-owned subsidiary as of February 6, 2004, the effective date of the settlement agreement. The decrease in income from unconsolidated affiliate in fiscal 2003 was due primarily from a $1.1 million deferred tax revaluation, by Santee, in fiscal 2002 that was not present in fiscal 2003. Also, Santee’s net sales and operating profits decreased in fiscal 2003 versus fiscal 2002.

Income before income taxes amounted to $111.3 million, $15.9 million and $19.3 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Net income, for fiscal 2004, amounted to $71.8 million, compared to $10.1 million in fiscal 2003 and $11.8 million in fiscal 2002.

Liquidity and Capital Resources

The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended and restated on June 17, 2004 expires in May 2007 and consists of a revolving loan facility for working capital and letters of credit of $75.0 million. As of September 26, 2004, the Company had $46.9 million of outstanding letters of credit and had $28.1 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements.

In November 2004, Santee entered into a revolving line of credit with Bank of America (“the Revolver”). Under the Revolver, Santee may borrow up to $5.0 million of which $2.0 million may be used to secure letters of credit issued to support workers’ compensation liabilities. Borrowings under the Revolver are secured by the receivables of Santee. The Revolver is scheduled to expire on May 31, 2007. Advances under the revolver bear interest at Bank of America’s prime rate plus 0.5% with interest due monthly or, if elected by Santee, at the Interbank Offered Rate plus 1.75%. The outstanding undrawn portion of the workers’ compensation letter of credit is subject to an annual commitment fee of 1.25%. As of September 26, 2004, Santee had $1.4 million of outstanding letters of credit and had $3.6 million available under the revolving loan facility.

The Company had no short-term borrowings outstanding at the end of fiscal years 2004, 2003 and 2002, and the Company did not incur short-term borrowings during fiscal years 2004, 2003 and 2002.

Working capital amounted to $319.9 million at September 26, 2004, $124.5 million at September 28, 2003 and $119.6 million at September 29, 2002. The Company’s current ratios were 2.22:1, 1.60:1 and 1.62:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Liquidity and Capital Resources (contd.)

Net cash provided by operating activities amounted to $150.5 million in 2004, $83.0 million in 2003 and $51.2 million in 2002. Net cash provided by operating activities in fiscal 2004 improved significantly over fiscal 2003 primarily as a result of the increase in net income attributable mainly to the labor dispute. In addition to the substantial increase in net income to $71.8 million in the current year compared to $10.1 million in the prior year, cash provided by operating activities in fiscal 2004 of $150.5 million reflected a $70.4 million increase in accrued liabilities, self-insurance reserves and other liabilities, an increase of $22.0 million in accounts payable, a $13.7 million decrease in other assets and $43.0 million of depreciation and amortization; partially offset by a $20.0 million increase in restricted cash, an increase of $16.8 million in deferred income taxes, a $10.6 million increase in inventory and a $22.4 million gain from litigation settlement. Net cash provided by operating activities in fiscal 2003 consisted primarily of depreciation and amortization, increases in accrued liabilities and self-insurance reserves, increases in accounts payable and decreases in receivables. Net cash provided by operating activities in fiscal 2002 consisted primarily of depreciation and amortization, increases in accrued liabilities and self-insurance reserves and decreases in accounts receivables and other assets offset by increases in income tax receivables and inventories and decreases in accounts payable.

Net cash provided by financing activities in fiscal 2004 amounted to $102.1 million. In fiscal 2004, the Company issued $525.0 million of 8.125% Senior Notes due June 2012, issued $175.0 million of Floating Rate Senior Notes due June 2010, purchased $397.8 million of 10.75% Senior Notes due June 2006, redeemed the remaining $41.0 million of 10.75% Senior Notes due June 2006, retired the $20.0 million 5.0% Subordinated Note due March 2007, redeemed $53.5 million of outstanding Santee Notes, paid $16.9 million in tender premium and fees for the purchase of the 10.75% Senior Notes, paid a make-whole payment of $1.1 million on the redemption of the remaining outstanding 10.75% Senior Notes, paid a make-whole payment of $8.5 million for the redemption of the Santee Notes, paid a dividend of $45.0 million to La Cadena, incurred fees of $22.7 million associated with the issuance of the 8.125% Senior Notes and Floating Rate Senior Notes and amortized the remaining debt issuance costs of $9.1 million related to (i) the purchase of the 10.75% Senior Notes, (ii) the redemption of the remaining outstanding 10.75% Senior Notes, (iii) the early retirement of the 5.0% Subordinated Note and (iv) the redemption of the Santee Notes, executed a new capital lease for $0.7 million and had payments on capitalized leases of $1.3 million. Net cash used in financing activities in fiscal 2003 amounted to $1.1 million and consisted of principal payments on capital lease obligations. Net cash used in financing activities in fiscal 2002 amounted to $31.2 million and consisted of the redemption of 11,699 shares of the Company’s stock previously held by La Cadena, for $20.0 million in cash and the issuance of a $20.0 million subordinated note, which bears interest at a rate of 5.0% per annum, payable semi-annually; $4.5 million for the payment of a dividend to La Cadena; and fees of approximately $5.0 million for the consent of the holders of its 10.75% Senior Notes and fees and expenses of the transaction, including a $500,000 financial advisory service fee to La Cadena. Also in 2002, the Company redeemed $250,000 of its 10.75% Senior Notes due 2006 for $250,000 plus accrued interest. These Notes were restricted and unregistered. The remaining financial activities in fiscal 2002 were for principal payment on capital lease obligations.

Net cash used in investing activities for 2004 amounted to $61.8 million and consisted primarily of the purchase of property and equipment of $62.0 million. Net cash used in investing activities for 2003 amounted to $51.7 million and consisted primarily of the purchase of property and equipment of $51.9 million. Net cash used in investing activities in fiscal 2002 amounted to $40.5 million and consisted primarily of the purchase of property and equipment of $40.7 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Liquidity and Capital Resources (contd.)

Management believes that capital expenditures for fiscal 2005 will be approximately $139.0 million and are expected to be financed by cash on hand and cash from operating activities. The following table sets forth the major components of expected fiscal 2005 capital expenditures.

Expected Capital Expenditures Fiscal 2005
(In thousands)

New corporate office and distribution facilities	$57,031
New store construction, less reimbursements	17,114
Store remodels	23,554
MIS equipment and software	8,115
Store equipment	26,677
Transportation equipment	4,641
Production equipment	626
Distribution equipment	768
Office equipment and other	464

$138,990

Management believes that operating cash flows and current cash reserves will be sufficient to meet the Company’s currently identified operating needs and scheduled capital expenditures. However, some expenditures may be funded through operating leases or from debt financing. There can be no assurance that such debt and lease financing will be available to the Company in the future.

The Company operated 158 supermarkets at September 26, 2004, 157 supermarkets at September 28, 2003 and 156 supermarkets at September 29, 2002.

The Company’s supermarkets had approximately 5.3 million total square feet at September 26, 2004 and 5.2 million total square feet at September 28, 2003 and September 29, 2002.

Credit Facilities

On June 17, 2004, the Company entered into an amended and restated credit facility (the “New Credit Facility”) with Bank of America N.A. (“Bank of America”) as sole and exclusive administrative agent, and sole initial lender, consisting of a three-year revolving credit facility in a principal amount of up to $75.0 million, with the right to increase, under certain circumstances, the size of the New Credit Facility to an aggregate principal amount of $100.0 million. The New Credit Facility amended and restated the existing credit facility in its entirety. Subject to certain restrictions, the entire amount of the New Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the New Credit Facility are unsecured and will be used for certain working capital, capital expenditures and other corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, construction of the new corporate office and distribution facilities and workers’ compensation insurance obligations. The availability of the loans and letters of credit are subject to certain borrowing restrictions.

The New Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Development and Santee (subject, in the case of Santee, to termination upon certain specified events).

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

In November 2004, Santee entered into a revolving line of credit with Bank of America (“the Revolver”). Under the Revolver, Santee may borrow up to $5.0 million of which $2.0 million may be used to secure letters of credit issued to support workers’ compensation liabilities. Borrowings under the Revolver are secured by the receivables of Santee. The Revolver is scheduled to expire on May 31, 2007.

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

As of September 26, 2004, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 8.125% Senior Notes due 2012 and its Floating Rate Senior Notes due 2010. As of September 26, 2004, the Company was in compliance with all such covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

Labor Relations

The UFCW’s collective bargaining agreements were ratified on February 29, 2004 and expire in March 2007. The Teamsters’ collective bargaining agreement was renewed in September 2002 and expires in September 2005. Santee’s collective bargaining agreement with the Teamsters was renewed in March 2004 and expires in March 2007.

The Company values its employees and believes its relationship with them is good and that employee loyalty and enthusiasm are key elements of its operating performance.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements, other than stand-by letters of credit, as discussed under the caption “Liquidity and Capital Resources” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and operating leases as disclosed in Note 7 - Leases of the Audited Consolidated Financial Statements, that would have or are reasonably likely to have material current or future effect on the registrant’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Tabular Disclosure of Contractual Cash Obligations

     The following table sets forth the Company’s contractual cash obligations and commercial commitments as of September 26, 2004.

	Contractual Cash Obligations
	(In thousands)
		Less
		than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
8.125% Senior Notes due 2012
Principal	$525,000	$—	$—	$—	$525,000
Interest	341,013	42,419	85,313	85,313	127,968

	866,013	42,419	85,313	85,313	652,968
Floating Rate Senior Notes due 2010
Principal	175,000	—	—	—	175,000
Interest	54,136	9,415	18,830	18,830	7,061

	229,136	9,415	18,830	18,830	182,061
Capital Lease Obligations (1)
Principal	10,717	1,247	2,226	2,140	5,104
Interest	8,006	1,568	2,641	2,050	1,747

	18,723	2,815	4,867	4,190	6,851
Operating Leases (1)	233,045	33,434	55,589	37,053	106,969

Total Contractual Cash Obligations	$1,346,917	$88,083	$164,599	$145,386	$948,849

	Other Commercial Commitments
	(In thousands)
		Less
		than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby Letters of Credit (2)	$48,240	$48,240	$—	$—	$—

Total Other Commercial Commitments	$48,240	$48,240	$—	$—	$—

(1)	The Company leases the majority of its retail stores, offices and distribution facilities. Certain of the Company’s operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(2)	Standby letters of credit are committed as security for workers’ compensation obligations and as security for current rent obligations. Outstanding letters of credit expire between December 31, 2004 and October 1, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement 151, “Inventory Costs”, an amendment of APB 43, Statement 151 clarifies what amount of expenses should be recognized as current period charges. The Company does not expect the adoption to of this pronouncement to have a material impact on the results of its operations.

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

Given the wide assortment of products it offers, the Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience store, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. The Company’s primary competitors include Vons, Albertson’s, Ralphs, and a number of independent supermarket operators. The Company, and its competitors, will be faced with additional competitive pressures with the entry in the geographic market area of Wal-Mart’s Super Center format stores. Wal-Mart currently has a number of Wal-Mart discount locations and Sam’s Clubs within the Company’s marketing area selling a variety of grocery products. Recent events have increased competitive pressures. Wal-Mart has begun to open their Super Center format stores in the Company’s market area and Von’s, Albertson’s and Ralphs, post labor dispute, continue to apply pricing pressures as they attempt to win back customers lost during the labor dispute. The Company believes that its everyday low prices, breadth of product offering, specialty service department and long-term customer relationships will help it withstand the increased competitive environment. The Company monitors competitive activity of its major competitors and Senior Management regularly reviews the Company’s marketing and business strategy and periodically adjusts them to adapt to changes in the Company’s primary trading area.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Company is subject to interest rate risk on its fixed interest rate debt obligations and floating rate debt obligations. The Company’s fixed rate debt obligations are comprised of the 8.125% Senior Notes due June 2012 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. The Company floating rate debt obligations are the Floating Rate Senior Notes due June 2010. The fair values of the 8.125% Senior Notes due June 2012 and Floating Rate Senior Notes due June 2010 are based upon quoted market prices. Although quoted market prices are not readily available on the Company’s capital lease obligations, the Company believes that stated values approximate the fair value of these obligations. The Company has not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk. The following table provides the future principal cash flows and weighted-average interest rates expected on the Company’s fixed rate and floating rate debt obligations. The fair value shown here is based upon the quoted market price of the 8.125% Senior Notes and Floating Rate Senior Notes and the stated value of the capital leases as of September 26, 2004.

Expected Year of Maturity
(In thousands)

							Fair
	2005	2006	2007	2008	2009	Thereafter	Value
Long-Term Debt and Capital Lease Obligations	$1,247	$1,188	$1,038	$992	$1,148	$530,279	$736,967
Average Interest Rate	7.53%	7.52%	7.66%	7.48%	7.49%	7.97%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

As of the year ended September 26, 2004, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-K. During the quarter and fiscal year ended September 26, 2004, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken.

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

Name	Age	Position
Jack H. Brown	65	Chairman of the Board, President and Chief Executive Officer
Donald I. Baker	63	Executive Vice President and Chief Operating Officer
Phillip J. Smith	57	Senior Vice President and Chief Financial Officer
Dennis L. McIntyre	44	Group Senior Vice President of Marketing
James W. Lee	53	Group Senior Vice President of Retail Operations
Edward A. Stater	53	Senior Vice President of Retail Operations
Bruce D. Varner	68	Director and Secretary
Thomas W. Field, Jr.	70	Vice Chairman of the Board of Directors
C. Dale Warman	75	Director

Background of Directors and Executive Officers

     Jack H. Brown has been President and Chief Executive Officer of the Company since June 1981 and Chairman of the Board since 1986. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 52 years. Mr. Brown has a majority interest and is the managing general partner of La Cadena. Mr. Brown serves as a Director for the Automobile Club of Southern California.

     Donald I. Baker was promoted to President of Markets in September 2004 and has been Executive Vice President and Chief Operating Officer since November 2001 and Executive Vice President of the Company since October 1998. Mr. Baker joined the Company in November 1983 as Vice President-Warehouse and Transportation and was Group Senior Vice President-Administration from July 1996 to October 1998. From July 1992 to July 1996, Mr. Baker was Group Senior Vice President-Human Resources and Distribution. From August 1986 to July 1992, Mr. Baker was Senior Vice President-Human Resources and Distribution. Mr. Baker has approximately 38 years of experience in the supermarket industry. Prior to joining the Company, Mr. Baker was employed by American Community Stores Corporation, Inc., a subsidiary of Cullum Companies, Inc., a publicly held corporation, from 1972 to 1983 in various capacities including Vice President of Retail Operations, and was also employed by The Kroger Co. from 1966 to 1972.

Item 10. Directors and Executive Officers of the Registrant (contd.)

Background of Directors and Executive Officers (contd.)

     Phillip J. Smith has been Senior Vice President and Chief Financial Officer since November 2000, and was Vice President and Controller from April 1998 until November 2000. Mr. Smith joined the Company in 1987 as Controller. Mr. Smith has approximately 29 years experience in the supermarket industry. Prior to joining the Company, Mr. Smith was employed by Market Basket Foodstores as Vice President and Chief Financial Officer from 1985 to 1987. From 1975 until 1985, Mr. Smith was employed by various divisions of Cullum Companies, Inc., a publicly held corporation, in various financial capacities.

     Dennis L. McIntyre has been Group Senior Vice President of Marketing since August 2002. Mr. McIntyre has served the Company for 26 years in various capacities including Courtesy Clerk, Assistant Manager, Buyer, Assistance Vice President of Marketing from 1994 until 1999, Vice President of Marketing from 1999 to 2000 and Senior Vice President of Marketing from 2000 to 2002.

     James W. Lee joined the Company in August 2002 as Group Senior Vice President of Retail Operations. Mr. Lee has over 32 years experience in the supermarket industry. Prior to joining the Company, Mr. Lee was with Wild Oats Markets, Inc. between 1997 and 2001 as Chief Operating Officer. Mr. Lee was employed in various operating capacities with Ralphs Grocery Company, a division of Kroger Co., from 1972 until 1996.

     Edward A. Stater has been Senior Vice President of Retail Operations since April 2000. Mr. Stater has served the Company for 36 years in various capacities including Clerk, Produce Buyer, Assistant Warehouse Supervisor, New Store Set-up Manager, Grocery Supervisor, District Manager and Regional Vice President from 1986 until 2000.

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

     Thomas W. Field, Jr. has been Vice Chairman of the Board of Directors of the Company since May 1998 and a Director of the Company since 1994. Mr. Field has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field was President of American Stores Company from 1981 to 1984 and was President of Alpha Beta Company from 1976 to 1984. Mr. Field was a Director of American Stores Company from 1979 to 1984. Mr. Field is a nationally recognized and highly regarded supermarket executive. Mr. Field has held various positions in the Supermarket Industry for over 45 years and serves as a Director for the Campbell Soup Company.

     C. Dale Warman has been a Director of the Company since 2000. Mr. Warman served the Fred Meyer Company for over 43 years. Mr. Warman served as a Director of Fred Meyer from 1975 to 1990, Mr. Warman served as President from 1982 to 1990 and was its Executive Vice President from 1981 to 1990. Mr. Warman was Executive Vice President of Allied Foods from 1972 to 1975. Mr. Warman served as a Director of Big Bear Stores from 1987 to 1989 and as a Director of Allied Stores from 1973 to 1975. Mr. Warman is considered one of the supermarket industry’s outstanding executives.

Item 11. Executive Compensation

The following table summarizes the compensation for services rendered during the prior three fiscal years paid to the CEO and the four most highly compensated executive officers other than the CEO of the Company:

	Annual Compensation
					All Other
Name and			Bonuses	Other Annual	Compensation
Principal Position	Year	Salary	(4) (5)	Compensation	(1)(2)(3)
Jack H. Brown	2004	$1,350,000	$900,000	$—	$51,500
Chairman, President and	2003	$1,260,000	$1,848,000	$—	$53,067
Chief Executive Officer	2002	$1,188,000	$1,540,000	$—	$53,340
Donald I. Baker	2004	$553,000	$150,000	$—	$—
Executive Vice President	2003	$515,000	$295,000	$—	$2,067
and Chief Operating Officer	2002	$473,000	$250,000	$—	$1,840
Phillip J. Smith	2004	$231,000	$370,000	$—	$—
Senior Vice President and	2003	$215,000	$125,000	$—	$2,067
Chief Financial Officer	2002	$202,000	$100,000	$—	$1,840
Dennis L. McIntyre	2004	$257,000	$70,000	$—	$—
Group Senior Vice	2003	$240,000	$80,000	$—	$2,067
President of Marketing	2002	$192,000	$60,000	$—	$1,840
James W. Lee	2004	$252,000	$70,000	$—	$—
Group Senior Vice President	2003	$232,000	$80,000	$—	$2,067
of Retail Operations	2002	$28,000	$20,000	$—	$—

(1)	The dollar value of perquisites and other personal benefits, if any, for each of the Named Executive Officers was less than the reporting thresholds established by the Securities and Exchange Commission.

(2)	Amounts shown for the Named Executive Officers represent the Company’s contributions to the Company’s Profit Sharing Plan, a defined contribution plan, for the account of each Named Executive Officer. Plan participants become fully vested in the plan after seven years of service.

(3)	Includes Mr. Brown’s Director Fees for 2002, 2003 and 2004, which amounted to $50,500, $51,500 and 51,500, respectively.

(4)	Annual performance bonuses to be paid to the Named Executive Officers for fiscal 2004 had neither been calculated nor awarded as of December 21, 2004, the latest practical date. Amounts shown for fiscal 2004 are related to performance during the Southern California labor dispute.

(5)	Amounts shown for fiscal 2004 for Mr. Smith also include bonuses for the Santee transaction and successful bond offering.

Stock Options and SARs

None

Item 11. Executive Compensation (contd.)

Pension Plan

The Company’s Pension Plan for Salaried Employees (the “Pension Plan”) is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including Directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee’s compensation for each year up to the social security wage base, plus 2.15 percent of the employee’s compensation for each year in excess of the social security wage base. The Named Executive Officers have the following years of credited service under the Pension Plan as of September 26, 2004: Jack H. Brown — 23 years, Donald I. Baker — 21 years, Phillip J. Smith — 17 years, Dennis L. McIntyre — 26 years and James W. Lee — 2 years.

The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with the Company. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 2004 retirees with ten or more years of service at retirement is $160,000. The maximum annual compensation that may be considered for 2004 retirees is $200,000.

Pension Plan Table

	Years of Service
Remuneration	15	20	25	30	35
$50,000	$5,625	$7,500	$9,375	$11,250	$13,125
75,000	12,785	17,046	21,308	25,569	29,831
100,000	20,847	27,796	34,745	41,694	48,643
125,000	28,910	38,546	48,183	57,819	67,456
150,000	36,972	49,296	61,620	73,944	86,268
175,000	45,035	60,046	75,058	90,069	105,081
200,000	53,097	70,796	88,495	106,194	123,893

Board of Directors

Directors of the Company are paid an annual fee of $50,000 plus $500 for each board meeting attended. The Board had two standing committees during fiscal 2004.

The Audit Committee recommends the appointment or removal of the Company’s independent auditors, reviews the scope and results of the independent audit of the Company, reviews audit fees and reviews changes in accounting policies that have a significant effect on the Company’s financial statements. The Audit Committee members are Mr. Warman and Mr. Field. Mr. Field is the Audit Committee’s Financial Expert and is an independent member of the Board.

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

Phantom Stock Plan

The Company maintains a phantom stock plan to provide additional incentive compensation to certain executives of Markets whose performance is considered especially critical to the Company’s business. Under the plan, grants may be made by the Compensation Committee and Board of Directors to persons recommended by the Chairman of the Board or Chief Executive Officer. Existing stockholders and partners of La Cadena are not eligible to receive awards. Awards under the plan are for units that have an assigned value. The value of the units awarded under the plan will increase or decrease in accordance with net profits of the Company. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of the Company; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as the Company may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any unvested awards under the plan will terminate and no payment will be made thereunder. As of September 29, 2002, September 28, 2003 and September 26, 2004, there were 668,000, 693,000 and 702,000 units outstanding, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 21, 2004, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by (a) each person known by the Company to beneficially own more than 5% of such stock, (b) each Director of the Company, (c) each of the Named Executive Officers, and (d) all Directors and executive officers of the Company as a group:

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

Change of Control Arrangements

None

Item 13. Certain Relationships and Related Transactions

Mr. Bruce D. Varner and the law firm of Varner, Saleson & Brandt LLP, of which Mr. Varner is a partner, have performed legal services in the past for the Company. The total cost of such legal services incurred by the Company during fiscal 2004 was approximately $4.8 million. Mr. Varner was one of the named defendants in the legal proceedings between Markets, Santee and Hughes and Mr. Varner received $100,000 as part of litigation settlement between Markets and Hughes. In addition Mr. Varner was paid Director fees of approximately $52,000. The Company believes that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner, Saleson & Brandt LLP were at least as fair to the Company as could have been obtained from unaffiliated law firms. The Company expects such services to continue in the future.

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

On June 17, 2004, the Company paid a $45.0 million dividend to La Cadena.

The 38,301 outstanding shares of the Company’s Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partners of La Cadena. The general partners of La Cadena are Jack H. Brown and Richard C. Moseley. Mr. Brown has a majority interest and is the Managing General Partner. Mr. Brown is a Director of the Company and a Named Executive Officer of the Company. Mr. Brown has the power to vote the shares of the Company owned by La Cadena. Mr. Moseley served the Company for over 44 years in many executive capacities, most recently and from September 1995 until his retirement from the Company in January 1996, Mr. Moseley served as Executive Vice President of the Company.

Item 14. Principal Accounting Fees and Services

Audit Fees

Ernst & Young LLP fees for audit services aggregated $868,000 in fiscal 2004 and $308,000 in fiscal 2003 for services associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q. Fees for fiscal 2004 also included consent services related to an offering memorandum for purchase of the Company’s 10.75% Senior Notes due 2006 and the issuance and registration of the Company’s 8.125% Senior Notes due 2012 and Floating Rate Senior Notes due 2010.

Audit Related Fees

Ernst & Young LLP billed the Company in aggregate $30,000 in fiscal 2004 and $31,000 in fiscal 2003 for audits of the Company’s pension and profit sharing plans.

Tax Fees

Ernst & Young LLP billed the Company in aggregate $27,000 in fiscal 2004 and $177,000 in fiscal 2003 for tax compliance, tax advice and tax planning services.

All Other Fees

There were no fees billed by Ernst & Young LLP for other services in either fiscal 2004 or fiscal 2003.

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

(3)	Exhibits

Exhibits as required by Item 15(c) are as follows:

EXHIBIT NO.		DESCRIPTION
3.1	(1)	Certificate of Incorporation of Stater Bros. Holdings Inc.

3.2	(1)	By-Laws of Stater Bros. Holdings Inc.

3.3	(9)	Articles of Incorporation of Stater Bros. Markets

3.4	(9)	By-Laws of Stater Bros. Markets

3.5	(9)	Articles of Incorporation of Stater Bros. Development, Inc.

3.6	(9)	By-Laws of Stater Bros. Development, Inc.

3.7	(9)	Articles of Incorporation of Santee Dairies, Inc

3.8	(9)	By-Laws of Santee Dairies, Inc.

4.1	(9)	Indenture dated as of June 17, 2004 among Stater Bros. Holdings Inc. as Issuer, Stater Bros. Markets, Stater Bros. Development, Inc. and Santee Dairies Inc., as Guarantors, and The Bank of New York, as Trustee

4.2	(9)	Registration Rights Agreement dated as of June 17, 2004 between Stater Bros. Holdings Inc., as Issuer, Stater Bros. Markets, Stater Bros. Development, Inc. and Santee Dairies, Inc., as Guarantors and Bank of America Securities LLC, as Initial Purchaser

4.3	(9)	Specimen Form of Fixed Rate Global Note

4.4	(9)	Specimen Form of Floating Rate Global Note

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (contd.)

(a)(3)	Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION
4.5	(9)	First Supplemental Indenture, dated as of January 11, 2002, between Stater Bros. Holdings Inc. and The Bank of New York, as successor in interest to IBJ Whitehall Bank & Trust Company, as Trustee for the 10.75% Senior Notes due 2006

4.6	(8)	Second Supplemental Indenture, dated as of May 27, 2004 between Stater Bros. Holdings Inc. and The Bank of New York, as successor in interest to IBJ Whitehall Bank & Trust Company, as Trustee for the 10.75% Senior Notes due 2006

5.1	(9)	Opinion of Gibson, Dunn & Crutcher LLP

10.1	(1)	Reclassification Agreement dated September 3, 1993, by and among Stater Bros., Craig and La Cadena

10.2	(1)	Amendment to Reclassification Agreement, dated January 12, 1994, by and among Stater Bros., Craig and La Cadena

10.3	(1)	Agreement of Stockholders dated May 10, 1989, by and among Stater Bros., Craig and La Cadena

10.4	(1)	Amendment to Agreement of Stockholders dated September 3, 1993, by and among Stater Bros., Craig, Craig Management, Inc. and La Cadena

10.5	(1)	Option Agreement dated September 3, 1993, by and between Stater Bros. and Craig

10.6	(1)	Amendment to Option Agreement dated January 12, 1994, by and between Stater Bros. and Craig

10.7	(1)	Consulting Agreement dated September 3, 1993, by and between Stater Bros., Craig and CMI

10.8	(1)	Letter Agreement regarding Consulting Agreement, dated March 8,1994, by and between Stater Bros., Craig and CMI

10.9	(1)	Second Amended and Restated Stock Agreement dated January 12, 1994, by and among Stater Bros., Craig, CMI, La Cadena and James J. Cotter

10.10	(1)	Security Agreement dated March 8, 1994, by and between Stater Bros. and Craig

10.11	(1)	Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association

10.12	(2)	Amendment dated June 23, 1995 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association

10.13	(2)	Amendment dated July 22, 1996 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (contd.)

(a)(3)	Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION
10.14	(9)	Credit Agreement dated as of June 17, 2004 by and among Stater Bros. Markets, Stater Bros. and Bank of America, N.A

10.15	(1)	Continuing Guaranty dated March 8, 1994, of Stater Bros. Development, Inc. in favor of Bank of America Trust and Savings Association

10.16	(1)	Subordination Agreement dated March 8, 1994, by and among Stater Bros., Stater Bros. Markets and Bank of America Trust and Savings Association

10.17	(1)	Amended and Restated Sublease Agreement dated June 1, 1983, between Wren Leasing Corp., as Lessor, and Stater Bros. Markets, as Lessee

10.18	(1)	Preferred Stock Agreement dated March 22, 1983, between Stater Bros. Markets and Petrolane Incorporated

10.19	(1)	Escrow Agreement dated September 19, 1985, by and among Stater Bros. Markets, Petrolane Incorporated and First Interstate Bank of California

10.20	(2)	Dealer Manager Agreement dated as of July 1, 1999, by and between Stater Bros. and Banc of America Securities LLC

10.21	(3)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Jack H. Brown

10.22	(4)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and Donald I. Baker

10.23	(4)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and A. Gayle Paden

10.24	(4)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and H. Harrison Lightfoot

10.25	(4)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Phillip J. Smith

10.26	(4)	Stater Bros. Holdings Inc. Phantom Stock Plan

10.27	(5)	First Amendment dated September 15, 2000 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.28	(5)	Second Amendment dated December 13, 2001 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.29	(5)	Third Amendment dated January 18, 2002 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (contd.)

(a)(3)	Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION
10.30	(5)	Subordinated Note for $20,000,000 dated January 22, 2002 between Stater Bros. and H. Harrison Lightfoot with an interest rate of 5% due March 31, 2007

10.31	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Dennis L. McIntyre

10.32	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Edward A. Stater

10.33	(6)	Employment contract dated August 1, 2002 by and between Stater Bros. Markets and James W. Lee

10.34	(7)	Fourth Amendment dated February 4, 2003 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.35	(8)	Owner Participation Agreement, dated as of April 14, 2004 between Stater Bros. Markets and the Inland Valley Development Agency

10.36	(8)	Development Parcel Disposition Agreement, dated as of June 16, 2004 between Stater Bros. Markets and Hillwood/San Bernardino, LLC

10.37	(9)	Subsidiary Guaranty entered into as of June 17, 2004 by Stater Bros. Holdings Inc., Stater Bros. Development, Inc. and Santee Dairies, Inc.

12.1	(10)	Computation of ratio of earnings to fixed charges.

14.1	(10)	Copy of Financial Code of Ethics.

21.1	(9)	Subsidiaries of Stater Bros. Holdings Inc.

21.2	(9)	Subsidiaries of Stater Bros. Markets

31.1	(10)	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	(10)	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	(10)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 333-85723 dated August 20, 1999

(3)	Previously filed with the Securities and Exchange Commission as exhibits to Registrant’s Quarterly Report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (contd.)

(a)(3)	Exhibits (contd.)

(4)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000.

(5)	Previously filed with the Securities and Exchange Commission as exhibits to the Registrant’s Quarterly Report on Form 10-Q dated December 31, 2001.

(6)	Previous filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(7)	Previously filed with the Securities and Exchange Commission as exhibits to the Registrant’s Quarterly Report on Form 10-Q dated December 29, 2002.

(8)	Incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 333-118436 dated August 27, 2004, as amended.

(10)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 26, 2004.

Copies of Exhibits listed herein can be obtained by writing and requesting Exhibits from: Corporate Secretary, P. O. Box 150, Colton, California 92324.

(b)	Reports on Form 8-K

None.

STATER BROS. HOLDINGS INC.
FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 2004
FORM 10-K

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 21, 2004	Stater Bros. Holdings Inc.
Date

	By:	/s/ Jack H. Brown

Jack H. Brown
Chairman of the Board,
President and Chief
Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jack H. Brown Jack H. Brown	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	December 21, 2004

/s/ Thomas W. Field, Jr. Thomas W. Field, Jr.	Vice Chairman of the Board and Director	December 21, 2004

/s/ Bruce D. Varner Bruce D. Varner	Secretary and Director	December 21, 2004

/s/ C. Dale Warman C. Dale Warman	Director	December 21, 2004

/s/ Phillip J. Smith Phillip J. Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 21, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Stater Bros. Holdings Inc.

     We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. as of September 29, 2002, September 28, 2003 and September 26, 2004, and the related consolidated statements of income, stockholder’s deficit, and cash flows for the 52-week periods ended September 29, 2002, September 28, 2003, and September 26, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. at September 29, 2002, September 28, 2003 and September 26, 2004, and the consolidated results of their operations and their cash flows for the 52-week periods ended September 29, 2002, September 28, 2003, and September 26, 2004, in conformity with U.S. generally accepted accounting principles.

Irvine, California	/s/ Ernst &Young LLP
December 20, 2004

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	Sept. 29,	Sept. 28,	Sept. 26,
	2002	2003	2004
Current assets
Cash and cash equivalents	$81,043	$111,152	$301,947
Restricted cash	—	—	20,000
Receivables	26,500	23,217	39,258
Income tax receivables	7,061	4,354	—
Inventories	175,404	172,267	185,567
Prepaid expenses	7,860	6,962	8,847
Deferred income taxes	15,281	14,793	25,416

Total current assets	313,149	332,745	581,035
Investment in unconsolidated affiliate	15,580	16,910	—
Property and equipment
Land	50,930	50,930	68,120
Buildings and improvements	191,514	200,349	252,715
Store fixtures and equipment	212,741	242,562	337,589
Property subject to capital leases	24,670	24,670	25,891

	479,855	518,511	684,315
Less accumulated depreciation and amortization	194,039	216,366	274,692

	285,816	302,145	409,623
Deferred debt issuance costs, net	13,936	10,486	21,891
Other assets	5,649	5,540	6,339

	19,585	16,026	28,230

Total assets	$634,130	$667,826	$1,018,888

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDER’S DEFICIT

	Sept. 29,	Sept. 28,	Sept. 26,
	2002	2003	2004
Current liabilities
Accounts payable	$104,166	$112,458	$142,077
Accrued payroll and related expenses	41,567	44,362	55,049
Other accrued liabilities	46,656	50,352	62,745
Accrued income taxes	—	—	62
Current portion of capital lease obligations	1,117	1,056	1,247

Total current liabilities	193,506	208,228	261,180
Deferred income taxes	6,500	6,708	3,894
Long-term debt	458,750	458,750	700,000
Capital lease obligations, less current portion	10,981	9,926	9,470
Long-term portion of self-insurance and other reserves	23,855	27,941	35,654
Other long-term liabilities	14,659	20,267	45,881

Total liabilities	708,251	731,820	1,056,079
Stockholder’s deficit
Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 0 in 2002, 2003 and 2004	—	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 38,301 in 2002, 2003 and 2004	—	—	—
Additional paid-in capital	9,740	9,740	9,740
Retained deficit	(83,861)	(73,734)	(46,931)

Total stockholder’s deficit	(74,121)	(63,994)	(37,191)

Total liabilities and stockholder’s deficit	$634,130	$667,826	$1,018,888

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)

	Fiscal Year Ended
	Sept. 29,	Sept. 28,	Sept. 26,
	2002	2003	2004
Sales	$2,666,346	$2,753,774	$3,704,882
Cost of goods sold	1,957,526	1,999,361	2,652,812

Gross profit	708,820	754,413	1,052,070
Operating expenses:
Selling, general and administrative expenses	615,482	659,720	820,496
Depreciation and amortization	24,300	26,879	32,507

Total operating expenses	639,782	686,599	853,003

Operating profit	69,038	67,814	199,067
Interest income	1,721	1,049	2,198
Interest expense	(52,814)	(53,254)	(53,951)
Interest expense related to debt purchase	—	—	(35,647)
Equity in income from unconsolidated affiliate	2,914	1,330	929
Other expenses — net	(1,579)	(1,093)	(1,343)

Income before income taxes	19,280	15,846	111,253
Income taxes	7,491	5,719	39,450

Net income	$11,789	$10,127	$71,803

Earnings per common share	$280.92	$264.41	$1,874.70

Dividends per common share	$117.49	$—	$1,174.90

Average common shares outstanding	41,965	38,301	38,301

Common shares outstanding at end of year	38,301	38,301	38,301

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	Sept. 29,	Sept. 28,	Sept. 26,
	2002	2003	2004
Operating activities:
Net income	$11,789	$10,127	$71,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,493	34,308	42,958
Gain from litigation settlement	—	—	(22,371)
Deferred income taxes	2,750	696	(16,816)
Loss on disposals of assets	1,579	1,093	1,488
Net undistributed income in unconsolidated affiliate	(2,914)	(1,330)	(929)
Changes in operating assets and liabilities:
Increase in restricted cash	—	—	(20,000)
(Increase) decrease in receivables	3,394	3,283	(4,749)
(Increase) decrease in income tax receivables	(6,703)	2,707	4,354
(Increase) decrease in inventories	(5,215)	3,137	(10,604)
(Increase) decrease in prepaid expenses	(1,136)	893	(721)
Decrease in other assets	3,398	3,559	13,667
Increase (decrease) in accounts payable	(3,319)	8,292	21,985
Increase in accrued income taxes	—	—	62
Increase in accrued liabilities and long-term portion of self-insurance reserves	16,052	16,185	70,389

Net cash provided by operating activities	51,168	82,950	150,516

Financing activities:
Proceeds from issuance of long-term debt	—	—	700,000
Proceeds from equipment financing	—	—	718
Premium, fees and make-whole payments related to debt purchase	—	—	(26,519)
Debt issuance costs	(5,033)	—	(22,723)
Stock redemption	(20,000)	—	—
Amortization of debt issuance cost related to debt purchase	—	—	9,128
Dividends paid	(4,500)	—	(45,000)
Principal payments on long-term debt	(250)	—	(512,250)
Principal payments on capital lease obligations	(1,435)	(1,116)	(1,264)

Net cash provided by (used in) financing activities	(31,218)	(1,116)	102,090

Investing activities:
Purchase of property and equipment	(40,722)	(51,890)	(61,986)
Proceeds from sale of property and equipment	179	165	175

Net cash used in investing activities	(40,543)	(51,725)	(61,811)

Net increase (decrease) in cash and cash equivalents	(20,593)	30,109	190,795
Cash and cash equivalents at beginning of year	101,636	81,043	111,152

Cash and cash equivalents at end of year	$81,043	$111,152	$301,947

Interest paid	$49,927	$49,560	$72,449
Income taxes paid	$11,443	$3,000	$51,656

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
(In thousands)

		Class A	Additional
	Common	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit	Total
Balances at September 30, 2001	$—	$1	$12,715	$(54,125)	$(41,409)
Net income for 52 weeks ended September 29, 2002	—	—	—	11,789	11,789
Dividend paid	—	—	—	(4,500)	(4,500)
Stock redemption	—	(1)	(2,975)	(37,025)	(40,001)

Balances at September 29, 2002	—	—	9,740	(83,861)	(74,121)
Net income for 52 weeks ended September 28, 2003	—	—	—	10,127	10,127

Balances at September 28, 2003	—	—	9,740	(73,734)	(63,994)
Net income for 52 weeks ended September 26, 2004	—	—	—	71,803	71,803
Dividend paid	—	—	—	(45,000)	(45,000)

Balances at September 26, 2004	$—	$—	$9,740	$(46,931)	$(37,191)

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2004

Note 1 - The Company and Summary of Significant Accounting Policies

     Description of Business

     Stater Bros. Holdings Inc. (the “Company”) is engaged primarily in the operation of retail supermarkets. As of September 26, 2004, the Company operated 158 retail grocery supermarkets under the name “Stater Bros. Markets.” The Company’s supermarkets are located in Southern California’s San Bernardino, Riverside, Los Angeles, Orange, San Diego and Kern counties. The Company and its predecessor companies have operated retail grocery stores under the “Stater Bros. Markets” name in the Inland Empire of Southern California since 1936.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stater Bros. Markets (“Markets”) and Stater Bros. Development, Inc (“Development”). Santee Dairies, Inc. (“Santee”) is a wholly-owned subsidiary of Markets since February 6, 2004. Prior to February 6, 2004, Markets owned 50% of Santee and accounted for Santee under the equity method of accounting. All significant inter-company transactions have been eliminated in consolidation.

     Reclassifications

     Certain amounts in the prior periods have been reclassified to conform to the current period financial statement presentation.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Fiscal Year

     The Company’s fiscal year ends on the last Sunday in September.

     Cash and Cash Equivalents

     Cash and cash equivalents are reflected at cost, which approximates their fair value, and consist primarily of overnight repurchase agreements, certificates of deposit and money market funds with maturities of less than three months when purchased.

     Restricted Cash

     Restricted cash represents cash that has been set aside as collateral on certain workers’ compensation and general liability reserves. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

     Receivables

     Receivables represent amounts expected to be received during the next operating cycle of the Company. The carrying amount reported in the balance sheet for receivables approximates their fair value.

     Long-Lived Assets

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 1 - The Company and Summary of Significant Accounting Policies (contd.)

     Property and Equipment

     Property and equipment are stated at cost and are depreciated or amortized, principally on the straight-line basis over the estimated useful lives of the assets, and for capitalized leases over the initial lease term or the estimated economic life of the asset.

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

     Self-Insurance Reserves

     The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. In recent years, the Company and employers within the State of California as a whole have seen significant increases in the severity of workers’ compensation claims. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 7.5% in fiscal 2002 and fiscal 2003 and 5.5% in fiscal 2004. The Company is self-insured, subject to certain retention levels, for health care costs of eligible non-bargaining unit employees. Such health care reserves are not discounted.

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 1 - The Company and Summary of Significant Accounting Policies (contd.)

     Cost of Goods Sold

     Included in cost of goods sold are direct product purchase costs, all in-bound freight costs, all direct receiving and inspection costs, all quality assurance costs, all warehousing costs and all costs associated with transporting goods from the Company’s distribution facilities to its stores, net of earned vendor rebates and allowances. The Company recognizes, as a reduction to cost of goods sold, certain rebates and allowances (“allowances”) from its vendors as the allowances are earned. Allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned. Included as a reduction in cost of goods sold for fiscal 2003 and fiscal 2004 is $4.6 million and $4.4 million, respectively, of advertising costs in excess of the fair value of the co-operative advertising.

     Selling, General and Administrative Expenses

     Included in selling, general and administrative expenses are all store operation costs which includes all store labor costs associated with receiving, displaying and selling the Company’s products at the store level; all advertising costs, net in fiscal 2004 and fiscal 2003 of the portion of co-operative advertising allowances directly related to the fair value of the advertising and net of all co-operative advertising allowances in fiscal 2002; certain salary, wages and administrative costs associated with the purchasing of the Company’s products and all security, management information services, accounting and corporate management costs.

     As noted under “Cost of Goods Sold”, the Company includes all purchasing and distribution costs to deliver the product for sale to its stores in cost of goods sold, except for certain salary, wages and administrative costs associated with the purchasing of its products. The amount of salary, wages and administrative costs associated with the purchase of its products included in selling, general and administrative costs was $861,000, $891,000 and $1,057,000 in fiscal 2002, fiscal 2003 and fiscal 2004, respectively.

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 1 - The Company and Summary of Significant Accounting Policies (contd.)

     Advertising Allowances

     The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. For fiscal 2003 and fiscal 2004, the Company recognized the portion of co-operative advertising allowances directly related to the fair value of advertising as a reduction in advertising costs. In fiscal 2003 and fiscal 2004, $4.6 million and $4.4 million, respectively, of excess allowances received over the fair value of advertising were recorded as a reduction to cost of goods sold. In fiscal 2002, all co-operative advertising allowances were recognized as reductions in advertising expense. A significant portion of the Company’s advertising expenditures is in the form of twice weekly print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. The Company analyzes, on a monthly basis, the direct out-of-pocket costs for printing and distributing its print ads. Using the number of ads in a typical twice weekly advertisement, the actual direct costs of an individual advertisement is determined. The cost determined is deemed to be the fair value of advertising. The amount of co-operative advertising allowance recognized as a reduction in advertising expense was $11.9 million, $5.9 million and $7.1 million in fiscal 2002, fiscal 2003 and fiscal 2004, respectively.

     Advertising

     The Company’s advertising costs, net of vendor allowances for co-operative advertising, are recognized in the period the advertising is incurred and are included in selling, general and administrative expenses. Advertising costs, net of vendor allowances, were $23.7 million, $27.4 million and $29.7 million in fiscal 2002, 2003 and 2004, respectively.

     Leases

     Certain of the Company’s operating leases provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the minimum lease term. The Company recognizes a liability for minimum step rents when the amount of straight-line rent expense exceeds the actual lease payment and it reduces the step rent liability when the actual lease payment exceeds the amount of straight-line rent expense.

     Recent Accounting Pronouncements

     In November 2004, the FASB issued Statement 151, “Inventory Costs”, an amendment of APB 43, Statement 151 clarifies what amount of expenses should be recognized as current period charges. The Company does not expect the adoption to of this pronouncement to have a material impact on the results of its operations.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 2 – Impact of Recent EITF

Effective September 30, 2002, the Company adopted EITF Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The Company’s adoption of the EITF has had no effect on the Company’s current year or prior years’ net income. For fiscal 2003 and fiscal 2004 vendor payments of $4.6 million and $4.4 million, respectively, related to advertising reimbursements in excess of advertising cost were recorded as reductions to cost of goods sold. Financial statements for fiscal 2002 were not reclassified. The following table shows the pro forma consolidated operating profit for fiscal 2002 if the impact of EITF Issue No. 02-16 had been applied to fiscal 2002.

Fiscal Year Ended
(In thousands)
Sept. 29,
2002
Sales	$2,666,346
Cost of goods sold	1,953,761

Gross profit	712,585
Operating expenses:
Selling, general and administrative expenses	619,247
Depreciation and amortization	24,300

Total operating expenses	643,547

Operating profit	$69,038

Note 3 – Santee

In 1997, in connection with the construction of a new dairy facility in City of Industry, California, Markets and Hughes Markets (“Hughes”), the owners Santee contributed the outstanding shares of Santee to a new entity Santee Dairies, LLC (“SDL”) with each company owning 50% of SDL. Markets and Hughes each entered into separate product purchase agreements (“PPA”) with Santee for the purchase of fluid milk and other products. Financing for the new dairy was provided through the issuance of $80.0 million Senior Secured 9.36% Notes due 2008 (“Santee Notes”). One of the covenants of the Santee Notes was a covenant that required the payment of the outstanding Santee Notes in the event of a change in control of Santee.

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 3 – Santee (contd.)

Through the Settlement Agreement, Hughes relinquished its interest in Santee to Markets. The consideration received by Markets under the Settlement Agreement was $1,550,000 in cash and the value of the additional 50% ownership interest in Santee. The value assigned to the additional 50% interest in Santee was $21.8 million which was determined by management based upon the net present value of the most probable future cash flows. The Settlement Agreement’s effective date was the close of business on February 6, 2004. In fiscal 2004, the Company incurred legal fees of $500,000 related to the Settlement Agreement. In addition, the Company, through Santee, made payments, aggregating $500,000, to four Directors of Santee who had been named by Hughes as defendants in litigation settled by the Settlement Agreement. Three of the four Directors are related parties to the Company. The net consideration received by the Company under the Settlement Agreements was $22.4 million which was recorded as a gain in fiscal 2004 in the Consolidated Statements of Income under the line item “Selling, general and administrative expenses.”

The following table is a condensed balance sheet that discloses the value assigned to the Santee assets acquired and the liabilities assumed as a result of the Settlement Agreement:

Feb. 6, 2004
(in thousands)
Current assets	$13,246
Property and equipment	47,630
Other long-term assets	550

Total assets acquired	61,426
Current liabilities	14,005
Long-term liabilities	25,600

Total liabilities assumed	39,605

Net assets acquired	$21,821

Previously, Markets accounted for Santee under the equity method of accounting as Markets owned 50% of the stock and did not exercise control over Santee. The dissolution of SDL and the retirement of the Hughes’ shares gave Markets 100% direct ownership of Santee and caused a change in control of Santee. The change in control triggered the early payment requirement of the Santee Notes, which included a make whole provision. In order to finance the payment of the Santee Notes and the make whole payment, Markets loaned Santee $55.0 million. On February 6, 2004, Santee redeemed $53.5 million of Santee Notes, all the notes outstanding, and paid a make whole fee of $8.5 million. In addition, $1.2 million of previously unamortized debt issuance costs related to the Santee Notes was expensed. The make-whole fee and amortization of the remaining debt issuance costs were recorded as a component of interest expense related to debt purchase in the Company’s Consolidated Statements of Income.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 3 – Santee (contd.)

Santee has been included in the consolidated financial statements of the Company as a wholly-owned subsidiary as of the effective date of the Settlement Agreement. The following table provides supplemental pro forma results of operations presented as though Santee had been consolidated as of the beginning of the reporting periods.

Condensed Pro Forma Results of Operations
(in thousands, except per share amounts)

	Fiscal Year Ended
	Sept. 29,	Sept. 28,	Sept. 26,
	2002	2003	2004
Sales	$2,799,160	$2,878,809	$3,771,647

Income before income taxes	$21,773	$18,591	$113,151

Net income	$15,050	$15,111	$70,283

Earnings per share	$358.64	$394.54	$1,835.01

Prior to the Company obtaining 100% ownership of Santee, the Company recognized income of $929,000 in fiscal 2004 and the Company recognized income of $2.9 million and $1.3 million for fiscal years 2002 and 2003, respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Note 4 - Issuance of New Debt and Early Extinguishment of Debt

On June 17, 2004, the Company issued $525.0 million of unregistered 8.125% Senior Notes due June 15, 2012 and $175.0 million of unregistered Floating Rate Senior Notes due June 15, 2010. On October 4, 2004, subsequent to year-end, the Company exchanged the unregistered 8.125% Senior Notes due June 15, 2012 and unregistered Floating Rate Senior Notes due June 15, 2010 for substantially identical registered 8.125% Senior Notes due June 15, 2012 and registered Floating Rate Senior Notes due June 15, 2010 collectively, (the “Notes”). The Company incurred $22.7 million of debt issuance cost related to the issuance of the Notes which will be amortized over the term of the respective Notes.

The Notes are guaranteed by Markets, Development, and the Company’s indirect subsidiary Santee (each, a “subsidiary guarantor,” and collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and there are no other subsidiaries of the Company other than the subsidiary guarantors.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 4 - Issuance of New Debt and Early Extinguishment of Debt (contd.)

On June 17, 2004 the Company used part of the proceeds from the issuance of these notes for the purchase of $397.8 million of the 10.75% Senior Notes due August 2006, the payment of $16.9 million for tender premium and fees on the purchased 10.75% Senior Notes, the early retirement of the $20.0 million 5.0% Subordinated Note due March 2007 and to pay accrued interest on the purchased 10.75% Senior Notes and the retired 5.0% Subordinated Note. On August 16, 2004, the Company redeemed the remaining outstanding $41.0 million 10.75% Senior Notes and paid a make whole fee on the redemption of $1.1 million. In addition, the Company recognized an expense in fiscal 2004 of $5.2 million related unamortized debt issuance costs on the 10.75% Senior Notes that were tendered and redeemed and $2.7 million related to the unamortized debt issuance costs on the 5.0% Subordinated Note which was retired. The tender premium and fees, the make whole fee and the amortization of remaining unamortized debt issuance costs for both the 10.75% Senior Notes and the 5.0% Subordinated Note were recorded as components of interest expense related to debt purchase in the Company’s Consolidated Statements of Income.

Note 5 - Debt

     Long-term debt consisted of the following:

	Sept. 29,	Sept. 28,	Sept. 26,
	2002	2003	2004
		(In thousands)
8.125% Senior Note dues 2012	$—	$—	$525,000
Floating Rate Senior Notes due 2010	—	—	175,000
5% Subordinated Note due 2007	20,000	20,000	—
10.75% Senior Notes due 2006	438,750	438,750	—

Total long-term debt	$458,750	$458,750	$700,000

     Interest on the 8.125% Senior Notes due June 2012, is payable semi-annually in arrears on June 15 and December 15. Principal on the 8.125% Senior Notes is due in the fiscal year 2012.

     Interest on the Floating Rate Notes due June 2010, is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The interest rate on the Floating Rate Senior Notes is reset quarterly equal to LIBOR plus 3.50%. The interest rate in effect on the Floating Rate Senior Notes at September 26, 2004 was 5.38%. Principal on the Floating Rate Senior Notes is due in fiscal year 2010.

     Interest capitalized during fiscal years 2002, 2003 and 2004 amounted to $144,000, $126,000 and $323,000 respectively. Interest expense incurred, before the effect of capitalized interest, during 2002, 2003 and 2004 amounted to $53.0 million, $53.4 million and $54.3 million, respectively.

     During fiscal 2002, the Company redeemed $250,000 of its 10.75% Senior Notes due 2006. The Notes were restricted and unregistered. The Notes were redeemed for $250,000 plus accrued interest.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Bank Facilities

     On June 17, 2004, the Company entered into an amended and restated credit facility (the “New Credit Facility”) with Bank of America N.A. (“Bank of America”) as sole and exclusive administrative agent, and sole initial lender, consisting of a three-year revolving credit facility in a principal amount of up to $75.0 million, with the right to increase, under certain circumstances, the size of the New Credit Facility to an aggregate principal amount of $100.0 million. The New Credit Facility amended and restated the existing credit facility in its entirety. Subject to certain restrictions, the entire amount of the New Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the New Credit Facility are unsecured and will be used for certain working capital, capital expenditures and other corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, construction of the new corporate office and distribution facilities and workers’ compensation insurance obligations. The availability of the loans and letters of credit are subject to certain borrowing restrictions.

     The New Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Development and Santee (subject, in the case of Santee, to termination upon certain specified events).

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

Note 6 - Bank Facilities (contd.)

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

In November 2004, Santee entered into a revolving line of credit with Bank of America (“the Revolver”). Under the Revolver, Santee may borrow up to $5.0 million of which $2.0 million may be used to secure letters of credit issued to support workers’ compensation liabilities. Borrowings under the Revolver are secured by the receivables of Santee. The Revolver is scheduled to expire on May 31, 2007.

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

As of September 26, 2004, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 8.125% Senior Notes due 2012 and its Floating Rate Senior Notes due 2010. As of September 26, 2004, the Company was in compliance with all such covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

     The Company had no short-term borrowings outstanding at the end of fiscal years 2002, 2003 and 2004, and the Company did not incur any short-term borrowings during fiscal years 2002, 2003 and 2004.

Note 7 - Leases

     The Company leases the majority of its retail stores, offices and distribution facilities. Certain of the operating leases provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the minimum lease term. In addition, certain leases provide for additional rents based on sales and some of these leases allow the Company to reduce current year contingent rent payments by amounts paid for property taxes, insurance and in some cases capital expenditures. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 7 – Leases (contd.)

     Following is a summary of future minimum lease payments as of September 26, 2004:

		Operating
		Leases
	Capital	Minimum
Fiscal Year	Leases	Payment
	(In thousands)
2005	$2,815	$33,434
2006	2,587	30,374
2007	2,280	25,215
2008	2,095	22,585
2009	2,095	14,468
Thereafter	6,851	106,969

Total minimum lease payments	18,723	$233,045

Less amounts representing interest	8,006

Present value of minimum lease payments	10,717
Less current portion	1,247

Long-term portion	$9,470

     Rental expense and sublease income were as follows:

	Sept. 29, 2002	Sept. 28, 2003	Sept. 26, 2004
		(In thousands)
Minimum rentals	$25,009	$26,383	$27,854
Rentals based on sales	$10,487	$10,951	$13,427
Sublease income	$1,200	$1,213	$1,258

     Aggregate sublease income to be received subsequent to September 26, 2004 is approximately $4.0 million.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 8 - Income Taxes

     The provision for income taxes consisted of the following:

	Sept. 29, 2002	Sept. 28, 2003	Sept. 26, 2004
		(In thousands)
Current
Federal	$3,317	$2,590	$43,564
State	1,037	1,343	12,248

	4,354	3,933	55,812

Deferred
Federal	2,459	1,707	(14,540)
State	678	79	(1,822)

	3,137	1,786	(16,362)

Income tax expense	$7,491	$5,719	$39,450

     A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

	Sept. 29, 2002	Sept. 28, 2003	Sept. 26, 2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax benefit	5.8	5.8	5.8
Change for contingent tax matters	—	(3.2)	(5.5)
Tax credits	(3.3)	(3.3)	(0.4)
Other	1.4	1.8	0.6

	38.9%	36.1%	35.5%

     Components of deferred income taxes are as follows:

	Sept. 29, 2002	Sept. 28, 2003	Sept. 26, 2004
		(In thousands)
Deferred income tax assets:
Self-insurance reserves	$15,034	$18,592	$24,142
Phantom stock	4,389	6,826	16,665
Pension and vacation liabilities	4,138	4,893	8,604
State franchise tax	363	420	4,388
Inventories	2,010	2,318	2,233
Income deferred for book purposes	3,591	2,765	1,472
Tax credits and operating loss carry forwards	5,514	1,650	9,134

Total deferred income tax assets	35,039	37,464	66,638
Deferred income tax liabilities:
Property and equipment	(18,453)	(22,282)	(39,532)
Other assets	(2,058)	(2,058)	(1,751)
Investment in unconsolidated affiliate	(760)	(1,302)	(1,681)
Other, net	(4,987)	(3,737)	(56)

Total deferred income tax liabilities	(26,258)	(29,379)	(43,020)

Net deferred taxes before valuation allowance	8,781	8,085	23,618

Valuation allowance	—	—	(2,096)

Net deferred income tax assets	$8,781	$8,085	$21,522

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 8 - Income Taxes (contd.)

     As of September 26, 2004, the Company had approximately $17.5 million of federal net operating loss carryforwards which expire beginning in 2012 through 2020 if not utilized, approximately $4.7 million of state net operating loss carryforwards which expire beginning in 2005 through 2012 if not utilized, and $2.1 million of state manufacturers tax credits which expire between 2006 and 2011. The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that more likely than not will not be realized. Due to anticipated federal and state usage limitation of the net operating loss and tax credit carryforwards under Internal Revenue Code Section 382 and applicable state statutes, the Company has established valuation allowances for the entire amount of state manufactures tax credit of $2.1 million. Although there can be no assurances as to future taxable income of the Company, the Company believes that its expectations of future taxable income, when combined with the income taxes paid in prior years and established valuation reserves, will be adequate to realize the deferred income tax assets.

     The Company establishes deferred tax liabilities for anticipated tax timing differences where payment of tax is anticipated. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and the amounts may be adjusted over time as additional information becomes known. The effects of changes to accrued liabilities related to tax matters resulted in a reduction in tax expense of approximately $6.1 million and $0.5 million in fiscal 2004 and fiscal 2003, respectively.

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

     Net periodic pension cost included the following components:

	Sept. 29, 2002	Sept. 28, 2003	Sept. 26, 2004
		(In thousands)
Service cost - benefits earned during the period	$1,577	$2,095	$2,218
Interest cost on projected benefit obligation	2,041	2,256	2,489
Actual return on assets	(1,719)	(2,047)	(1,944)
Net amortization and deferral	27	27	27
Recognized gains or losses	281	467	720
Prior service cost recognized	(2)	(2)	(2)

Net periodic pension cost	$2,205	$2,796	$3,508

Assumptions used for accounting were:
Discount rate	7.25%	6.50%	6.00%
Rate of increase in compensation levels	5.00%	5.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%	7.00%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 9 - Retirement Plans (contd.)

     Pension Plan (contd.)

     The following table sets forth the plan’s funded status and amounts recognized in the Company’s balance sheet at:

	Sept. 29, 2002	Sept. 28, 2003	Sept. 26, 2004
		(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligation	$27,595	$33,342	$38,423

Vested benefit obligation	$26,860	$32,505	$37,585

Projected benefit obligation	$(34,963)	$(41,354)	$(47,132)
Plan assets at fair value, primarily notes and bonds	24,865	27,792	29,812

Projected benefit obligation in excess of plan assets	(10,098)	(13,562)	(17,320)
Unrecognized net loss	9,679	13,381	15,843
Unrecognized prior service cost	(2)	—	2
Unrecognized net obligations established October 1, 1987	54	27	—

Pension liability recognized in the balance sheet	$(367)	$(154)	$(1,475)

     Expenses recognized for this retirement plan were $2.4 million, $3.1 million and $3.8 million in 2002, 2003 and 2004, respectively.

     Profit Sharing Plan

     The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $550,000, $668,000 and $1.0 million in 2002, 2003 and 2004, respectively.

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 9 - Retirement Plans (contd.)

     Multi-Employer Plans (contd.)

     The Company’s expense for these retirement plans and health and welfare plans consisted of the following:

	Sept. 29, 2002	Sept. 28, 2003	Sept. 26, 2004
		(In thousands)
Multi-Employer Pension Plans	$16,726	$22,986	$35,007
Multi-Employer Health and Welfare	65,588	79,561	132,423

Total Multi-Employer Benefits	$82,314	$102,547	$167,430

     The Company’s employer contributions fluctuate as a result of periodic resumptions and suspensions of employer contributions to collective bargaining trusts.

Note 10 - Labor Relations

     The Company’s collective bargaining contract with the UFCW was ratified in fiscal 2004 and extends through March 2007. The Company’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in September 2002 and expires in September 2005. Santee’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in March 2004 and expires in March 2007. Management believes it has good relations with its employees.

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 11 - Fair Value of Financial Instruments (contd.)

     Long-Term Debt and Capital Lease Obligations

     The fair value of the 8.125% Senior Notes and the Floating Rate Senior Notes, are based on quoted market prices. Although market quotes for the fair value of the Company’s capitalized lease obligations are not readily available, the Company believes the stated value approximates fair value.

     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	September 26, 2004
	(In thousands)
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$301,947	$301,947
Receivables	$39,258	$39,258
Long-term debt	$700,000	$726,250
Capitalized lease obligations	$10,717	$10,717

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

     On July 9, 2003, the Company’s principal operating subsidiary Markets agreed to a settlement of two lawsuits which had been filed on behalf of certain of Markets’ existing and former store managers and assistant managers which alleged that such workers are non-exempt under California labor laws and are therefore entitled to overtime wages. Markets admitted no wrong doing under the settlement and it believes it has appropriately followed California law in the classification and payment of its employees. Markets believes that the store managers and assistant managers are highly compensated employees with duties and responsibilities which place them in the exempt category under California law and that such employees are not entitled to overtime wages. Markets continues to feel the case was without merit; however, because of escalating litigation expenses, Markets determined a settlement was the best solution. The amount of the settlement was $3.2 million. Of the $3.2 million, $1.2 million of the settlement was recognized as expense in fiscal 2003 and the remaining was expensed in prior years.

On February 6, 2004, a final settlement agreement became effective between Markets and Hughes to resolve litigation matters and control of Santee. For a description of the Settlement Agreement see “Note 3 - Santee”.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 13 - Stock Redemption

     During fiscal 2002, the Company obtained consent of the holders of its 10.75% Senior Notes due 2006 to make a distribution and payment to stockholders consisting of $25.0 million in cash and a subordinated note in the principal amount of $20.0 million. On January 22, 2002, the Company redeemed 11,699 shares of the Company’s stock previously held by La Cadena Investments (“La Cadena”), the sole shareholder of the Company, and made a cash payment of $20.0 million and executed a $20.0 million subordinated note due March 31, 2007 to a former partner of La Cadena. The subordinated note bore interest at a rate of 5.0% per annum, payable semi-annually. In February 2004, the Company retired the 5.0% Subordinated Note. On February 1, 2002, the Company paid a $4.5 million dividend to La Cadena. Fees for consent of the holders of its 10.75% Senior Notes and fees and expenses of the transaction, including a $500,000 financial advisory service fee to La Cadena, were approximately $5.0 million.

Note 14 – Phantom Stock Plan

     The Company maintains a phantom stock plan for certain executives of Markets. Existing stockholders and partners of La Cadena are not eligible to receive awards. Awards under the plan are for units that have an assigned value. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any unvested awards under the plan will terminate and no payment will be made thereunder. As of September 29, 2002, September 28, 2003 and September 26, 2004, there were 668,000, 693,000 and 702,000 units outstanding, respectively. The Company recognized an expense for the plan of $6.0 million, $6.0 million and $24.0 million in 2002, 2003 and 2004, respectively.

Note 15 — Dividend Payment

     On June 17, 2004, the Company paid a $45.0 million dividend to La Cadena Investments, the sole stockholder of the Company.

Note 16 - Corporate Office and Distribution Facilities

Markets plans to build new corporate office and distribution facilities on approximately 160 acres of real property located on the former Norton Air Force Base (“NAFB”) in the City of San Bernardino, California. Markets has entered into an Owner Participation Agreement with the Inland Valley Development Agency, a joint powers agency (“IVDA”), which is the entity responsible for the redevelopment of NAFB, to acquire approximately 93 acres of the project property owned by IVDA. As a component of this Agreement IVDA is completing an agreement with a sister governmental agency for an additional 51 acres that would be transferred or leased to Markets with a purchase option. Of the 160 acre project site, 16 acres are privately owned. Markets has acquired one of these parcels and is negotiating the acquisition of the three remaining privately held parcels consisting of approximately 13.5 acres. The Agreement with IVDA requires Markets to acquire those parcels not owned by IVDA, to relocate all tenants and other business owners occupying buildings on the project property, to construct and complete the corporate office and distribution facilities and to obtain all City of San Bernardino building permits and entitlements required for construction of the project. Markets also has entered into an agreement with Hillwood/San Bernardino LLC (“Hillwood”), the master developer of NAFB, for infrastructure improvements. Under the Hillwood Agreement, Markets will share costs associated with the infrastructure improvements including water, sewer, streets and utilities, which will be required by the City of San Bernardino for the project. Markets, after completion of the acquisition of the project property, will secure its commitment with Hillwood for infrastructure improvements by the posting of either cash or letters of credits in the amount of $10.8 million. The agreements with IVDA and Hillwood are contingent upon Markets successfully completing acquisition of all the privately owned property.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 16 - Corporate Office and Distribution Facilities (contd.)

The NAFB site will be used to relocate and consolidate Markets’ corporate office and all distribution facilities to a single integrated facility from the 13 distribution buildings at 7 different locations currently in use. The site is located within eight miles of the main distribution facility in Colton, so there will be no change in the average distance between the new facility and Markets retail supermarkets. The facility will consist of approximately 2.1 million square feet and will include Markets’ corporate office, truck maintenance and other support facilities required for consolidation of all of its Southern California office, distribution and maintenance operations. Taking into account the increased cost of raw materials including steel, concrete and asphalt the projected net cost of the facility is approximately $220 million and completion of the construction is planned for the winter of 2006.

Note 17 - Quarterly Results (unaudited)

     Quarterly results for fiscal 2002, 2003 and 2004 are as follows:

                                                     (In thousands)

				Net	Earnings
		Gross	Operating	Income	(Loss)
	Sales	Profit	Profit	(Loss)	Per Share
Fiscal 2002 Quarters
13 weeks ended 12/30/01	$662,587	$176,163	$18,723	$3,932	$78.64
13 weeks ended 03/31/02	654,213	172,813	19,476	4,294	104.08
13 weeks ended 06/30/02	672,779	177,142	17,707	2,911	76.00
13 weeks ended 09/29/02	676,767	182,702	13,132	652	17.02

	$2,666,346	$708,820	$69,038	$11,789	$280.92

Fiscal 2003 Quarters
13 weeks ended 12/29/02	$681,509	$184,775	$17,429	$2,928	$76.45
13 weeks ended 03/30/03	677,196	188,058	19,415	3,831	100.02
13 weeks ended 06/29/03	688,071	189,233	14,170	769	20.08
13 weeks ended 09/28/03	706,998	192,347	16,800	2,599	67.86

	$2,753,774	$754,413	$67,814	$10,127	$264.41

Fiscal 2004 Quarters
13 weeks ended 12/28/03	$1,026,553	$304,882	$70,562	$34,643	$904.49
13 weeks ended 03/28/04	989,418	296,339	72,693	30,279	790.56
13 weeks ended 06/27/04	847,983	224,723	28,213	(5,773)	(150.73)
13 weeks ended 09/26/04	840,928	226,126	27,599	12,654	330.38

	$3,704,882	$1,052,070	$199,067	$71,803	$1,874.70