Form 10-Q
period 2004-12-26
STATER BROS HOLDINGS INC
filed 2005-02-09
CIK 882829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.

As of February 9, 2005, there were issued and outstanding
38,301 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
December 26, 2004

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	Sept. 26,	Dec. 26,
	2004	2004
		(Unaudited)
Current assets
Cash and cash equivalents	$301,947	$245,247
Restricted cash	20,000	29,000
Receivables	39,258	45,415
Inventories	185,567	199,780
Prepaid expenses	8,847	13,158
Deferred income taxes	25,416	23,372

Total current assets	581,035	555,972

Property and equipment
Land	68,120	68,120
Buildings and improvements	252,715	271,382
Store fixtures and equipment	337,589	345,610
Property subject to capital leases	25,891	25,891

	684,315	711,003

Less accumulated depreciation and amortization	274,692	285,290

	409,623	425,713

Deferred debt issuance costs, net	21,891	21,282
Other assets	6,339	6,349

	28,230	27,631

Total assets	$1,018,888	$1,009,316

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDER’S DEFICIT

	Sept. 26,	Dec. 26,
	2004	2004
		(Unaudited)
Current liabilities
Accounts payable	$142,077	$140,044
Accrued payroll and related expenses	55,049	53,223
Other accrued liabilities	62,745	49,150
Accrued income taxes	62	2,198
Current portion of capital lease obligations	1,247	1,206

Total current liabilities	261,180	245,821

Deferred income taxes	3,894	706
Long-term debt	700,000	700,000
Capital lease obligations, less current portion	9,470	9,186
Long-term portion of self-insurance and other reserves	35,654	40,020
Other long-term liabilities	45,881	47,413

Total liabilities	1,056,079	1,043,146

Stockholder’s deficit
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 38,301	—	—
Additional paid-in capital	9,740	9,740
Retained deficit	(46,931)	(43,570)

Total stockholder’s deficit	(37,191)	(33,830)

Total liabilities and stockholder’s deficit	$1,018,888	$1,009,316

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Dec. 28,	Dec. 26,
	2003	2004
Sales	$1,026,553	$839,065
Cost of goods sold	721,671	622,056

Gross profit	304,882	217,009

Operating expenses
Selling, general and administrative expenses	226,894	189,179
Depreciation and amortization	7,426	9,265

Total operating expenses	234,320	198,444

Operating profit	70,562	18,565

Interest income	384	1,192
Interest expense	(13,176)	(14,096)
Equity in earnings from unconsolidated affiliate	626	—
Other expenses, net	(453)	(115)

Income before income taxes	57,943	5,546

Income taxes	23,300	2,185

Net income	$34,643	$3,361

Earnings per share	$904.49	$87.75

Average common shares outstanding	38,301	38,301

Shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	13 Weeks Ended
	Dec. 28,	Dec. 26,
	2003	2004
Operating activities:
Net income	$34,643	$3,361
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,075	12,332
Deferred income taxes	—	(1,144)
Loss on disposals of assets	453	160
Net undistributed gain in investment in unconsolidated affiliate	(626)	—
Changes in operating assets and liabilities:
Increase in restricted cash	(20,000)	(9,000)
Increase in receivables	(7,193)	(6,157)
Decrease in income tax receivables	4,354	—
Increase in inventories	(13,001)	(14,213)
Increase in prepaid expenses	(2,971)	(4,311)
Decrease in other assets	855	599
Increase (decrease) in accounts payable	68,919	(2,033)
Increase in accrued income taxes	18,946	2,136
Increase (decrease) in accrued liabilities, long-term portion of self-insurance reserves and other liabilities	46,815	(9,523)

Net cash provided by (used in) operating activities	140,269	(27,793)

Investing activities:
Purchase of property and equipment	(15,267)	(28,584)
Proceeds from sale of property and equipment	12	2

Net cash used in investing activities	(15,255)	(28,582)

Financing activities:
Principal payments on capital lease obligations	(262)	(325)

Net cash used in financing activities	(262)	(325)

Net increase (decrease) in cash and cash equivalents	124,752	(56,700)
Cash and cash equivalents at beginning of period	111,152	301,947

Cash and cash equivalents at end of period	$235,904	$245,247

Interest paid	$950	$23,888
Income taxes paid	$—	$1,265

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 26, 2004

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended December 26, 2004 are not necessarily indicative of the results that may be expected for the year ending September 25, 2005.

     The consolidated balance sheet at September 26, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Stater Bros. Holdings Inc.’s (the Company) report on Form 10-K for the year ended September 26, 2004.

Note 2 - Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 - Restricted Cash

     Restricted cash represents cash that has been contractually set aside as collateral for certain workers’ compensation and general liability self-insurance reserves. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents.

Note 4 - Retirement Plans

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 26, 2004

Note 4 - Retirement Plans (contd.)

Net periodic pension cost included the following components:

	13 Weeks Ended
	Dec. 28,	Dec. 26,
	2003	2004
	(in thousands)
Service cost - benefits earned during the period	$554	$603
Interest cost on projected benefit obligation	622	695
Actual return on assets	(486)	(385)
Net amortization and deferral	7	(1)
Recognized gains or losses	180	192
Prior service cost recognized	—	—

Net periodic pension cost	$877	$1,104

Assumptions used for accounting were:
Discount rate	6.00%	6.00%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	7.00%	5.00%

Note 5 - Santee

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

     Certain disagreements arose regarding the PPA’s and other matters between Markets and Ralphs, the parent company of Hughes, and Ralphs and Santee. In order to settle the resulting litigation, Markets, Hughes, Santee and SDL entered into three separate but interconnected agreements “Settlement Agreement and Release of all Claims”, “Dissolution and Transfer Agreement” and “Assignment and Assumption Agreement” all three agreements collectively known as the “Settlement Agreement”. Under the Settlement Agreement, the Ralphs Guaranty was terminated, a new purchase of products schedule for Ralphs was established, SDL was dissolved and the shares of Santee, previously held by SDL, were transferred equally to Markets and Hughes. Concurrently with this transfer, Hughes immediately transferred Hughes’ Santee shares to Santee for cancellation and retirement.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 26, 2004

Note 5 – Santee (contd.)

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

     Previously, Markets accounted for Santee under the equity method of accounting as Markets owned 50% of the stock and did not exercise control over Santee. The dissolution of SDL and the retirement of the Hughes’ shares gave Markets 100% direct ownership of Santee and caused a change in control of Santee. The change in control triggered the early payment requirement of the Santee Notes, which included a make-whole provision. In order to finance the payment of the Santee Notes and the make-whole payment, Markets loaned Santee $55.0 million. On February 6, 2004, Santee redeemed all of the outstanding $53.5 million Santee Notes and paid a make-whole fee.

     The Company recognized equity in earnings from unconsolidated affiliate of $626,000 for the thirteen weeks ended December 28, 2003. Santee has been included as a wholly-owned subsidiary of the Company for all of fiscal 2005.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 26, 2004

Note 5 – Santee (contd.)

     The following table provides supplemental pro forma results of operations presented as though Santee had been consolidated as of the beginning of the reporting periods.

Condensed Pro Forma Results of Operations
(in thousands, except per share amounts)

13 Weeks Ended
Dec. 28,
2003
Sales	$1,061,462

Income before income taxes	$59,399

Net income	$35,523

Earnings per share	$927.47

Note 6 – Issuance of Debt and Early Extinguishment of Debt

     On June 17, 2004, the Company issued $525.0 million of 8.125% Senior Notes due June 15, 2012 and $175.0 million Floating Rate Senior Notes due June 15, 2010. Both the 8.125% Senior Notes and the Floating Rate Senior Notes were unregistered at the time of issuance. On October 4, 2004, the Company exchanged the unregistered 8.125% Senior Notes due June 15, 2012 and the unregistered Floating Rate Senior Notes due June 15, 2010 for substantially identical registered 8.125% Senior Notes due June 15, 2012 and registered Floating Rate Senior Notes due June 15, 2010. These Notes are jointly and severally guaranteed by Stater Bros. Markets, Santee Dairies, Inc. and Stater Bros. Development, Inc. (each a “subsidiary guarantor,” and collectively, the “subsidiary guarantors”). The interest rate on the Floating Rate Senior Notes as of December 26, 2004 was 5.99%. The Company incurred $22.7 million of debt issuance costs related to the issuance of these notes which is being amortized over the term of the respective notes.

     On June 17, 2004, the Company used part of the proceeds from the issuance of these notes for the purchase of $397.8 million of the 10.75% Senior Notes due August 2006, the payment of tender premium, fees and accrued interest on the purchased 10.75% Senior Notes, and the early retirement of the $20.0 million 5.0% Subordinated Note due March 2007.

     On August 16, 2004, the Company redeemed the remaining $41.0 million of outstanding 10.75% Notes and paid accrued interest and a make-whole fee.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 26, 2004

Note 7 – Corporate Office and Distribution Facilities

     Markets plans to build new corporate office and distribution facilities on approximately 160 acres of real property located on the former Norton Air Force Base (“the NAFB”) in the City of San Bernardino, California. Markets has entered into an Owner Participation Agreement with the Inland Valley Development Agency, a joint powers agency (“the IVDA”), which is the entity responsible for the redevelopment of the NAFB, to acquire approximately 93 acres of the project property owned by the IVDA. As a component of this agreement the IVDA is completing an agreement with a sister governmental agency for an additional 51 acres that would be transferred or leased to Markets with a purchase option. Of the 160 acre project site, 16 acres are privately owned. Markets has acquired one of these parcels and is negotiating the acquisition of the three remaining privately held parcels consisting of approximately 13.5 acres. The agreement with the IVDA requires Markets to acquire those parcels not owned by the IVDA, to relocate all tenants and other business owners occupying buildings on the project property, to construct and complete the corporate office and distribution facilities and to obtain all City of San Bernardino building permits and entitlements required for construction of the project. Markets has also entered into an agreement with Hillwood/San Bernardino LLC (“Hillwood”), the master developer of the NAFB, for infrastructure improvements. Under the Hillwood agreement, Markets will share costs associated with the infrastructure improvements for water, sewer, streets and utilities, which will be required by the City of San Bernardino for the project. Markets, after completion of the acquisition of the project property, will secure its commitment with Hillwood for infrastructure improvements by the posting of either cash or letters of credit in the amount of $8.6 million. The agreements with the IVDA and Hillwood are contingent upon Markets’ successfully completing acquisition of all the privately owned property.

     The NAFB site will be used to relocate and consolidate Markets’ corporate office and all distribution facilities to a single integrated facility from the 13 distribution buildings at 7 different locations currently in use. This site is located within eight miles of the main distribution facility in Colton, so there will be no change in the average distance between the new facility and Markets’ retail supermarkets. The facility will consist of approximately 2.1 million square feet and will include Markets’ corporate office, truck maintenance and other support facilities required for consolidation of all of its Southern California office, distribution and maintenance operations. Taking into account the increased cost of raw materials including steel, concrete and asphalt, the projected net cost of the facility is approximately $220 million and completion of the construction of the facility is planned for the winter of 2006.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I - FINANCIAL INFORMATION (contd.)

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires the use of estimates and judgments on the part of management. The Company based its estimates on the Company’s historical experience combined with management’s understanding of current facts and circumstances. The Company believes that the following critical accounting policies are the most important to the Company’s consolidated financial statement presentation and require the most difficult, subjective and complex judgments on the part of management.

Self-Insurance Reserves

The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. In recent years, the Company and employers within the State of California as a whole have seen significant increases in the severity of workers’ compensation claims. While the Company has factored these increases into its estimates of ultimate loss, no assurance can be given that future events will not require a change in these estimates. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.5%. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. For fiscal 2005, if a rate of 4.5% was used to discount the reserves, the reserves for self-insurance would have been $1.4 million higher than the reserves calculated at a 5.5% discount rate. If a rate of 6.5% was used to discount the reserves for fiscal 2005, the reserves for self-insurance would be $1.4 million lower than the reserves calculated at a 5.5% discount rate.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES (contd.)

Advertising Allowances

The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. The Company performs an analysis of the amount of co-operative advertising allowances received from its vendors compared to the cost of running the corresponding advertisement. Co-operative funds received in excess of the cost of advertising is recorded as a reduction in cost of goods sold. Determining the amount of advertising costs that corresponds to the co-operative advertising allowances received requires judgment on the part of management.

A significant portion of the Company’s advertising expenditures is in the form of twice weekly print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. On a monthly basis, management estimates the cost of advertisements related to co-operative advertising allowances by dividing the direct out-of-pocket costs for printing and distributing its print ads by the product of total number of print ad pages run during the month and the number of individual ads in a typical twice weekly advertisement. The dollar amount determined is deemed to be the fair value of advertising costs. The fair value of advertising costs is then compared to the amount of co-operative advertising allowances received during the month and any allowances received in excess of cost are recorded as a reduction in cost of goods sold.

Employee Benefit Plans

The determination of the Company’s obligation and expense for pension benefits is dependent, in part, on the Company’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions are disclosed in Note 4 in the accompanying notes to the unaudited consolidated financial statements and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While the Company believes its assumptions are appropriate, significant differences in the Company’s actual experience or significant changes in the assumptions may materially affect the Company’s pension obligations and expense for pension benefits.

The Company also participates in various multi-employer defined benefit retirement plans for substantially all employees represented by unions. The Company is required to make contributions to these plans in amounts established under collective bargaining agreements, generally based on the number of hours worked. Pension expenses for these plans are recognized as contributions are funded. While the Company expects contributions to these plans to continue to increase as they have in recent years, the amount of increase or decrease will depend upon the outcome of collective bargaining, actions taken by trustees and the actual return on assets held in these plans. For these reasons, it is not practicable to determine the amount by which multi-employer pension contributions will increase or decrease.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Accounting Policies

In addition to the critical accounting policies disclosed above, there are certain accounting policies that the Company has adopted that may differ from policies of other companies within the same industry. Such differences in the treatment of these policies may be important to the readers of the Company’s report on Form 10-Q and the Company’s unaudited consolidated financial statements contained herein. For further information regarding the Company’s accounting policies, refer to the significant accounting policies included in the notes to the consolidated financial statements contained herein and in the Company’s report on Form 10-K for the year ended September 26, 2004.

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

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the thirteen weeks ended December 28, 2003 and December 26, 2004.

	Thirteen Weeks
	2004	2005
Sales	100.00%	100.00%
Gross profit	29.70	25.86
Operating expenses
Selling, general and administrative expenses	22.11	22.55
Depreciation and amortization	0.72	1.10
Operating profit	6.87	2.21
Interest income	0.04	0.14
Interest expense	(1.28)	(1.68)
Equity in earnings from unconsolidated affiliate	0.06	—
Other expenses, net	(0.05)	(0.01)
Income before income taxes	5.64%	0.66%

For fiscal 2005, the results of Santee, previously accounted for under the equity method of accounting, have been consolidated in the Company’s results of operations and all inter-company transactions have been eliminated (see notes to unaudited consolidated financial statements of the Company contained in this report on Form 10-Q).

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

The labor dispute involving three of Stater Bros.’ principal competitors from October 11, 2003 through February 29, 2004, had a materially positive effect on Stater Bros.’ results of operations in fiscal 2004. On October 11, 2003, the United Food and Commercial Workers Union (“UFCW”) declared a strike against Safeway, Inc. (“Vons”); in turn, Albertson’s, Inc. (“Albertson’s”) and Ralphs Grocery Company (“Ralphs”) locked out all of their UFCW employees. The UFCW did not strike against Stater Bros. as a result of an agreement whereby Stater Bros. agreed to accept the same contract terms that the UFCW negotiated with Vons, Albertson’s and Ralphs.

On February 29, 2004, members of the UFCW in Southern California ratified new collective bargaining agreements and ended their strike.

During the labor dispute, many of the former Vons, Albertson’s and Ralphs customers chose to honor the picket lines and took their business to Stater Bros. Markets and other grocery retailers. The increase in sales volume during the labor dispute had a significant and positive effect on the Company’s sales and results of operation in fiscal 2004. During the labor dispute, the Company experienced a material increase in sales in fiscal 2004 over fiscal 2003. Additionally, the Company was able to operate more efficiently as certain fixed costs remained unchanged while sales volumes were increased. While the Company has been able to retain some of the customers acquired during the labor dispute, the Company’s sales volume in fiscal 2005 is significantly lower than fiscal 2004 sales volume. Fiscal 2005 results of operations compared to fiscal 2004 are significantly affected by the unprecedented and material impact that the labor dispute had on the Company’s sales volume and results of operations in fiscal 2004.

Like store sales are calculated by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year periods, only the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year are used. For stores that have been closed, only prior year sales that correspond to the week the stores were opened in the current year are used. All of the current year’s replacement stores’ sales are included in the like store sale calculation.

Sales for the thirteen weeks ended December 26, 2004, the first quarter of fiscal 2005, decreased $187.5 million or 18.26% and amounted to $839.1 million compared to $1,026.6 million for the same period in the prior year. The sales decrease in fiscal 2005 was partially offset by the consolidation of Santee in fiscal 2005, which increased sales by $27.8 million or 2.71% over prior year sales. Like store sales decreased $227.1 million or 22.18% over the prior year. The decrease in like store sales for the thirteen weeks ended December 26, 2004 is primarily the result of increased sales during the labor dispute in fiscal 2004 versus more normalized sales in fiscal 2005. While sales have decreased in fiscal 2005 over fiscal 2004, the Company has been able to retain some of the customers picked up during the labor dispute. Three new stores in Southern California, opened since the first quarter of fiscal 2004, increased sales for the thirteen weeks ended December 26, 2004 by $14.3 million. The closure of a store in Hemet, California in September 2004 decreased fiscal 2005 sales by approximately $2.5 million when compared to the prior year.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Gross profit for the thirteen weeks ended December 26, 2004, amounted to $217.0 million or 25.86% of sales compared to $304.9 million or 29.70% of sales in the same period of the prior year. Gross profit, as a percentage of sales, in the current year compared to the prior year decreased 3.84%. The consolidation of Santee in fiscal 2005 decreased gross profit, as a percentage of sales, by approximately 0.40%. In fiscal 2004, the Company was able to leverage warehouse and transportation expenses against the increased sales volume experienced during the labor dispute. In fiscal 2005, warehouse and transportation costs were 3.76% of sales compared to 3.10% of sales in fiscal 2004. Fiscal 2005 gross profit, after the effect of warehouse and transportation costs and Santee, decreased 2.78%, as a percentage of sales, compared to the prior year. This decrease is attributed in part to the Company having a higher gross profit during the labor dispute as shrink, primarily in the perishable departments, was reduced as a result of increased inventory turns. The remaining decrease in gross profit is attributed to continued price reductions in fiscal 2005 as the Company responds to competitive pressures to retain sales volume.

Operating expenses include selling, general and administrative expenses, and depreciation and amortization. For the thirteen weeks ended December 26, 2004, selling, general and administrative expenses amounted to $189.2 million or 22.55% of sales compared to $226.9 million or 22.11% of sales for the thirteen weeks ended December 28, 2003.

The increase in selling, general and administrative expenses, as a percentage of sales, for the thirteen week period of the current year compared to the prior year included an increase in net labor related costs of 0.13%, as a percentage of sales, in fiscal 2005 over fiscal 2004 and an increase of 0.31%, as a percentage of sales, of advertising costs in fiscal 2005 over fiscal 2004. Certain operating costs such as electricity, facility rents and general insurance in total decreased $906,000 in fiscal 2005 compared to fiscal 2004, however, due to the decreased sales volume in fiscal 2005, these expenses, as a percentage of sales, increased 0.45%. The consolidation of Santee in fiscal 2005 decreased selling, general and administrative expenses by approximately 0.51%, as a percentage of sales, compared to previous year.

The amount of salaries, wages and administrative costs associated with the purchase of the Company’s products included in selling, general and administrative expenses for the fiscal first quarters of fiscal 2005 and fiscal 2004 is $297,000 and $253,000, respectively.

Depreciation and amortization expenses amounted to $9.3 million for the thirteen weeks ended December 26, 2004 and $7.4 million for the thirteen weeks ended December 28, 2003. The increase in depreciation and amortization expense in fiscal 2005 was primarily due to an increase in fixed assets. Included in cost of goods sold is $3.1 million and $1.6 million of depreciation in the first quarters of fiscal 2005 and fiscal 2004, respectively, related to dairy production and warehousing and distribution activities.

Interest expense amounted to $14.1 million for the first quarter of 2005 compared to $13.2 million for the first quarter of 2004.

The Company’s equity in earnings from unconsolidated affiliate amounted to $626,000 for the first quarter of fiscal 2004. There was no equity in earnings from unconsolidated affiliate in the first quarter of fiscal 2005 as Santee has been consolidated into the Company’s results of operations since February 6, 2004.

Income before income taxes amounted to $5.5 million in the first quarter of 2005 and $57.9 million for the first quarter of 2004.

Net income for the first quarter of 2005 amounted to $3.4 million and $34.6 million for the first quarter of 2004.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended and restated on June 17, 2004 expires in March 2007 and consists of a revolving loan facility for working capital and letters of credit of $75.0 million. As of December 26, 2004, the Company had $46.9 million of outstanding letters of credit and had $28.1 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements.

Santee’s revolving line of credit includes a credit line of up to $5.0 million of which $2.0 million may be used to secure letters of credit. As of December 26, 2004, Santee had $1.4 million of outstanding letters of credit in support of workers’ compensation liabilities and had $3.6 million available under the revolving loan facility. On January 31, 2005, subsequent to the quarter ended December 26, 2004, the revolving line of credit was amended to raise the amount which may be used at any one time for letters of credit to $5.0 million. Santee’s revolving line of credit expires in May 2007.

The Company had no short-term borrowings outstanding as of December 26, 2004 and did not incur short-term borrowings during the quarterly period.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of December 26, 2004.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
8.125% Senior Notes due June 2012
Principal	$525,000	$—	$—	$—	$525,000
Interest	319,922	42,656	85,313	85,313	106,640

	844,922	42,656	85,313	85,313	631,640

Floating Rate Senior Notes due June 2010 (1)
Principal	$175,000	$—	$—	$—	$175,000
Interest	58,468	10,628	21,256	21,285	5,299

	233,468	10,628	21,256	21,285	180,299

Capital lease obligations (2)
Principal	$10,392	$1,206	$2,178	$2,221	$4,787
Interest	7,590	1,519	2,564	1,969	1,538

	17,982	2,725	4,742	4,190	6,325

Operating leases (2)	242,214	34,022	56,676	37,286	114,230

Total contractual cash obligations	$1,338,586	$90,031	$167,987	$148,074	$932,494

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby letters of credit (3)	$48,240	$48,240	$—	$—	$—

Total other commercial commitments	$48,240	$48,240	$—	$—	$—

(1)Interest on the Floating Rate Notes is based on the Three-month LIBOR plus 3.50% and is set quarterly based on the Three-month LIBOR rate for the second London Banking Day preceding each interest period. The floating interest rate at December 26, 2004 was 5.99%.

Notes continued on next page

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Contractual Cash Obligations (contd.)

(2)The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(3) Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between December 2004 and December 2005.

Working capital amounted to $310.2 million at December 26, 2004 and $319.9 million at September 26, 2004, and the Company’s current ratios were 2.26:1, and 2.22:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Net cash used in operating activities for the thirteen weeks ended December 26, 2004 was $27.8 million as compared to net cash provided by operating activities of $140.3 million for the thirteen weeks ended December 28, 2003. Cash flow from operations was negatively impacted primarily by a significant decline in net income in fiscal 2005 as compared to fiscal 2004 as a result of the higher net income in fiscal 2004 from the labor dispute. In addition to the substantial decrease in net income, cash was negatively impacted by increases in inventory levels for the holiday season, a decrease in accrued liabilities due to the timing of the semi-annual interest payments on the Company’s 8.125% Senior Notes in mid-December and the transfer of funds from cash and cash equivalents to restricted cash as collateral for current year workers’ compensation reserve requirements.

Other significant uses of cash included $13.0 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. In addition, $15.6 million was expended on the Company’s new corporate office and distribution facilities, which are being funded by cash allocated from the proceeds from the issuance of the 8.125% Senior Notes and Floating Rate Senior Notes. Management estimates that remaining fiscal 2005 expenditures for the new corporate office and distribution facilities will be $41.4 million, which is expected to be funded from cash on hand.

Management believes that operating cash flows and current cash reserves will be sufficient to meet the Company’s currently identified operating needs and scheduled capital expenditures. However, management may elect to fund some capital expenditures through operating leases or debt financing. There can be no assurance that such debt and lease financing will be available to the Company in the future.

Issuance of Debt and Early Retirement of Debt

On June 17, 2004, the Company issued $525.0 million of 8.125% Senior Notes due June 15, 2012 and $175.0 million Floating Rate Senior Notes due June 15, 2010. The 8.125% Senior Notes and the Floating Rate Senior Notes were unregistered at the time of issuance. On October 4, 2004, the Company exchanged the unregistered 8.125% Senior Notes due June 15, 2012 and the unregistered Floating Rate Senior Notes due June 15, 2010 for substantially identical registered 8.125% Senior Notes due June 15, 2012 and registered Floating Rate Senior Notes due June 15, 2010. These Notes are jointly and severally guaranteed by Stater Bros. Markets, Santee Dairies, Inc. and Stater Bros. Development, Inc. (each a “subsidiary guarantor,” and collectively, the “subsidiary guarantors”). The interest rate on the Floating Rate Senior Notes as of December 26, 2004 was 5.99%. The Company incurred $22.7 million of debt issuance costs related to the issuance of these notes which is being amortized over the term of the respective notes.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

On June 17, 2004, the Company used part of the proceeds from the issuance of these notes for the purchase of $397.8 million of the 10.75% Senior Notes due August 2006, the payment of tender premium, fees and accrued interest on the purchased 10.75% Senior Notes and the early retirement of the $20.0 million 5.0% Subordinated Note due March 2007.

On August 16, 2004, the Company redeemed the remaining $41.0 million of outstanding 10.75% Notes and paid accrued interest and a make-whole fee.

The Credit Facilities

On June 17, 2004, the Company entered into an amended and restated credit facility (the “Credit Facility”) with Bank of America N.A. (“Bank of America”) as sole and exclusive administrative agent, and sole initial lender, consisting of a three-year revolving credit facility in a principal amount of up to $75.0 million, with the right to increase, under certain circumstances, the size of the Credit Facility to an aggregate principal amount of $100.0 million. Subject to certain restrictions, the entire amount of the Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and will be used for certain working capital, capital expenditures and other corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, construction of the new distribution facilities and workers’ compensation insurance obligations. The availability of the loans and letters of credit are subject to certain borrowing restrictions.

The Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Stater Bros. Development, Inc. and Santee (subject, in the case of Santee, to termination upon certain specified events).

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

The Credit Facility will cease to be available and will be payable in full on May 31, 2007. Notwithstanding such maturity date, at any time prior thereto Markets shall be entitled to request the issuance of standby letters of credit having a term which is up to one year following such maturity date, and commercial letters of credit having a term which is up to six months following such maturity date. Loans under the Credit Facility must be repaid for a period of ten consecutive days semi-annually.

Loans under the Credit Facility may be repaid and re-borrowed. The loans under the Credit Facility may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the offshore rate. The commitments under the Credit Facility may be reduced by Markets. Markets will be required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. Outstanding letters of credit under the credit facility are subject to a fee of 1.25% per annum on the face amount of such letters of credit, payable quarterly in arrears. Markets will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letters of credit issued under the letter of credit facility.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The Credit Facilities (contd.)

The Credit Facility requires Markets to meet certain financial tests, including minimum net worth and other tests. The Credit Facility contains covenants which, among other things, limit the ability of Markets and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, and (iii) make restricted payments. The Credit Facility also contains covenants that apply to the Company and its subsidiaries, and the Company is a party to the Credit Facility for purposes of these covenants. These covenants, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, make restricted payments, enter into transactions with affiliates, and make amendments to the Indenture governing the 8.125% Senior Notes due June 15, 2012 and the Floating Rate Senior Notes due June 15, 2010.

The Credit Facility contains customary events of default, including payment defaults; material inaccuracies in representations and warranties; covenant defaults; cross-defaults to certain other indebtedness; certain bankruptcy events; certain ERISA events; judgment defaults; invalidity of any guaranty; and change of control.

In November 2004, Santee entered into a revolving line of credit with Bank of America (“the Revolver”). Under the Revolver, Santee may borrow up to $5.0 million of which $2.0 million may be used to secure letters of credit. Letters of credit under the Revolver are expected to be used for workers’ compensation insurance obligations and for general corporate purposes. On January 31, 2005, subsequent to the quarter ended December 26, 2004, the Revolver was amended to raise the amount which may be used at any one time for letters of credit to $5.0 million. Borrowings under the Revovler are secured by the receivables of Santee. The Revolver is scheduled to expire on May 31, 2007.

Advances under the Revolver bear interest at Bank of America’s prime rate plus 0.5% with interest due monthly or, if elected by Santee, at the Interbank Offered Rate plus 1.75%. The outstanding undrawn portion of the letters of credit is subject to an annual commitment fee of 1.25%.

Under the Revolver, Santee is required to comply with certain financial covenants, which include certain financial ratios.

As of December 26, 2004, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 8.125% Senior Notes due 2012 and its Floating Rate Senior Notes due 2010. As of December 26, 2004, the Company was in compliance with all such covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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

The Company conducts business in one industry segment, the operation of retail food supermarkets, which offer for sale to the public most merchandise typically found in supermarkets. The Company operates in the highly competitive supermarket industry, which is characterized by low profit margins. Competitive factors typically include the price, quality and variety of products, customer service, and store location and condition. The Company believes that its competitive strengths include its specialty services, everyday low prices, breadth of product selection, high product quality, one-stop shopping convenience, attention to customer service, convenient store locations, a long history of community involvement, established long-term customer base in the Inland Empire (consisting of San Bernardino and Riverside counties) and a growing customer awareness in the counties of Orange, San Diego and Los Angeles.

Given the wide assortment of products it offers, the Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. The Company’s primary competitors include Vons, Albertson’s, Ralphs, and a number of independent supermarket operators. The Company, and its competitors, will be faced with additional competitive pressures with the entry in its geographic market area of Wal-Mart’s Supercenter format stores. Wal-Mart currently has a number of Wal-Mart discount locations and Sam’s Clubs within the Company’s marketing area selling a variety of grocery products. Recent events have increased competitive pressures. Wal-Mart has begun to open their Supercenter format stores in the Company’s market area and Von’s, Albertson’s and Ralphs, post labor dispute, continue to apply pricing pressures as they attempt to win back customers lost during the labor dispute. The Company believes that its everyday low prices, breadth of product offering, specialty service department and long-term customer relationships will help it withstand the increased competitive environment. The Company monitors competitive activity and Senior Management regularly reviews the Company’s marketing and business strategy and periodically adjusts them to adapt to changes in the Company’s primary trading area.

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
DECEMBER 26, 2004

PART I - FINANCIAL INFORMATION (contd.)

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to interest rate risk on its Floating Rate Senior Notes due June 2010. The Company’s interest expense on the Floating Rate Senior Notes due June 2010 will increase as interest rates rise and will decrease as interest rates decline. Interest on the Floating Rate Senior Notes due June 2010 is based upon the Three-month LIBOR plus 3.50%. As of December 26, 2004, the floating interest rate was 5.99%. In addition, the Company is subject to interest rate risk on its fixed interest rate debt obligations. The Company’s fixed rate debt obligations are comprised of the 8.125% Senior Notes due June 2012 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. The Company has not engaged in any interest swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk.

Item 4.  CONTROLS AND PROCEDURES

As of the quarter ended December 26, 2004, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. During the quarter ended December 26, 2004, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken.

STATER BROS. HOLDINGS INC.
DECEMBER 26, 2004

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

For a description of legal proceedings, please refer to the footnote entitled “Litigation Matters” contained in the Notes to Consolidated Financial Statements section of the Company’s Form 10-K for the fiscal year ended September 26, 2004.

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

Date: February 9, 2005	/s/	Jack H. Brown

Jack H. Brown
Chairman of the Board, President,
and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2005	/s/	Phillip J. Smith

Phillip J. Smith
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)