Form 10-K/A
period 2004-09-26
STATER BROS HOLDINGS INC
filed 2005-05-06
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from ____to____
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. Yes ☑ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.

     No voting stock of the registrant is held by non-affiliates of the registrant.

     Number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 5, 2005—Class A Common Stock — 38,301 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note:

This Report on Form 10-K/A amends the Annual Report on Form 10-K for Stater Bros. Holdings Inc. (the “Company”) for the fiscal year ended September 26, 2004 as filed with the Securities and Exchange Commission on December 21, 2004 for the periods ended September 29, 2002, September 28, 2003 and September 26, 2004.

Management reviewed its accounting practices related to leases and determined that the useful lives used to depreciate certain leasehold improvements were not consistent with views recently expressed in a letter issued by the Chief Accountant of the Securities and Exchange Commission dated February 7, 2005. The restatement presented herein corrects errors in the lives used for certain leasehold improvements and corrects these lives to conform to U.S. generally accepted accounting principles. See “Note 2 – Restatement of Previously Issued Financial Statements” to the Company’s audited consolidated financial statements which provides further information regarding the restatement and provides schedules summarizing the effect on the Company’s consolidated balance sheets and related consolidated statements of income, stockholder’s deficit and cash flows for the 52-week periods ended September 29, 2002, September 28, 2003 and September 26, 2004. In addition, the Company has clarified its policies regarding land rent, rent holidays, deferred rent and amortization of leaseholds which can be found under the captions “Property & Equipment” and “Leases” under “Note 1 - The Company and Summary of Significant Accounting Policies” and “Note 8 – Leases” to the Company’s audited consolidated financial statements. Information not affected by the restatement is unchanged and reflects the disclosures made as of the Company’s original filing of Form 10-K on December 21, 2004.

STATER BROS. HOLDINGS INC.
FORM 10-K/A

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

Item 1. Business (contd.)

Corporate Office and Distribution Facilities (contd.)
Markets plans to build new corporate office and distribution facilities on approximately 160 acres of real property located on the former Norton Air Force Base (“NAFB”) in the City of San Bernardino, California. Markets has entered into an Owner Participation Agreement with the Inland Valley Development Agency, a joint powers agency (“IVDA”), which is the entity responsible for the redevelopment of NAFB, to acquire approximately 93 acres of the project property owned by IVDA. As a component of this Agreement, IVDA is completing an agreement with a sister governmental agency for an additional 51 acres that would be transferred or leased to Markets with a purchase option. Of the 160 acre project site, 16 acres are owned privately. Markets has acquired one of these parcels and is negotiating the acquisition of the three remaining privately held parcels consisting of approximately 13.5 acres. The Agreement with IVDA requires Markets to acquire those parcels not owned by IVDA, to relocate all tenants and other business owners occupying buildings on the project property, to construct and complete the corporate office and distribution facilities and to obtain all City of San Bernardino building permits and entitlements required for construction of the project. Markets also has entered into an agreement with Hillwood/San Bernardino LLC (“Hillwood”), the master developer of NAFB, for infrastructure improvements. Under the Hillwood Agreement, Markets will share costs associated with the infrastructure improvements including water, sewer, streets and utilities, which will be required by the City of San Bernardino for the project. Markets, after completion of the acquisition of the project property, will secure its commitment with Hillwood for infrastructure improvements by the posting of either cash or letters of credits in the amount of $10.8 million. The agreements with IVDA and Hillwood are contingent upon Markets successfully completing acquisition of all the privately owned property.

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

	Fiscal Years Ended
	Sept. 24,	Sept. 30, (4)	Sept. 29,	Sept. 28,	Sept. 26,
	2000	2001	2002	2003	2004
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
	(In thousands of dollars except per share and store data)
Statement of Earnings Data:
Sales	$2,417,710	$2,573,913	$2,666,346	$2,753,774	$3,704,882
Cost of goods sold	1,819,068	1,911,065	1,957,526	1,999,361	2,652,812

Gross profit	598,642	662,848	708,820	754,413	1,052,070
Selling, general and administrative expenses	537,370	579,422	615,317	659,547	820,329
Depreciation and amortization	20,930	22,988	25,052	27,660	33,284
Acquisition integration expenses	4,594	—	—	—	—

Total operating expenses	562,894	602,410	640,369	687,207	853,613

Operating profit	35,748	60,438	68,451	67,206	198,457
Interest and other income (expense)	3,217	3,151	142	(44)	855
Interest expense	(51,784)	(52,410)	(52,814)	(53,254)	(53,951)
Interest expense related to debt purchase	—	—	—	—	(35,647)
Equity in income from unconsolidated affiliate	1,483	1,584	2,914	1,330	929

Income (loss) before income taxes	(11,336)	12,763	18,693	15,238	110,643
Income taxes (benefit)	(4,830)	5,234	7,252	5,471	39,202

Net income (loss)	$(6,506)	$7,529	$11,441	$9,767	$71,441

Earnings (loss) per common share	$(130.12)	$150.58	$272.63	$255.01	$1,865.25

 (footnotes on following page)

Item 6. Selected Financial Data (contd.)

Fiscal Years Ended
Sept. 24,	Sept. 30, (4)	Sept. 29,	Sept. 28,	Sept. 26,
2000	2001	2002	2003	2004
(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
(In thousands of dollars except per share and store data)
Balance Sheet Data (end of fiscal year):
Working capital	$107,907	$120,457	$119,643	$124,517	$319,855
Total assets	594,224	627,786	630,921	663,836	1,014,121
Long-term notes	439,000	439,000	458,750	458,750	700,000
Long-term capitalized lease obligations	13,679	12,098	10,981	9,926	9,470
Other long-term liabilities	14,070	24,480	43,533	53,014	83,112
Common stockholder’s deficit	(50,318)	(42,789)	(75,849)	(66,082)	(39,641)
Dividends paid per share, Class A Common Stock	$—	$—	$117.49	$—	$1,174.90

Cash Flow Data:
Cash provided by operating activities	15,385	79,393	51,168	82,950	150,516
Cash provided by (used in) financing activities	(10,664)	(7,140)	(31,218)	(1,116)	102,090
Cash used in investing activities	(35,442)	(33,248)	(40,543)	(51,725)	(61,811)

Other Operating and Financial Data:
Sales increases:
Total stores	32.1%	6.5%	3.6%	3.3%	34.5%
Like stores (comparable 52-weeks) (1)	1.4%	4.5%	5.3%	2.8%	30.3%
Operating profit	$35,748	$60,438	$68,451	$67,206	$198,457
Ratio of earnings to fixed charges (2)	0.87	x	1.18	x	1.24	x	1.21	x	1.97	x
Gross profit as a percentage of sales	24.76%	25.75%	26.58%	27.40%	28.40%
Selling, general and administrative expenses as a percentage of sales	22.23%	22.51%	23.08%	23.96%	22.14%

Store Data (3):
Number of stores (at end of fiscal year)	155	155	156	157	158
Average sales per store (000s)	$15,598	$16,606	$17,092	$17,619	$23,014
Average store size:
Total square feet	32,910	33,018	33,083	33,111	33,206
Selling square feet	23,570	23,639	23,675	23,693	23,746
Total square feet (at end of fiscal year) (000s)	5,101	5,118	5,161	5,205	5,267
Total selling square feet (at end of fiscal year) (000s)	3,653	3,664	3,693	3,724	3,764
Sales per total sq. ft	$474	$503	$517	$532	$693
Sales per selling sq. ft	$662	$702	$722	$744	$969

(1)	Like store sales are calculated by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year, only the current year’s weekly sales that correspond to the weeks the stores were open in the previous year are used. For replacement store sales, sales for the entire year are included in the like store sales calculation. A store in Hemet, California was closed on the last day of fiscal 2004. Accordingly, all of this store’s sales for fiscal 2003 and fiscal 2004 were included in the like store sales calculation.

(footnotes continued on following page)

Item 6. Selected Financial Data (contd.)

(2)	For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and amortization of previously capitalized interest. Fixed charges consist of interest expense whether expensed or capitalized, amortization of debt issuance costs, and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case. Included in earnings and fixed charges is the Company’s 50% share of Santee. For fiscal 2004, included in earnings and fixed charges is the Company’s 50% share of fixed charges and earnings of Santee through February 6, 2004. Santee has been consolidated into the Company’s consolidated results since that date.

(3)	Average sales per store, sales per total square feet and sales per selling square feet are calculated by prorating the number of stores, total square feet and selling square feet by the period of time the store was opened, for new stores, or the period of time the expanded square footage was in service, for expanded stores.

(4)	The fiscal year 2001 was a 53-week year, whereas fiscal years 2000, 2002, 2003 and 2004 were 52-week years.

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

Significant Accounting Policies
In addition to the critical accounting policies disclosed above, there are certain accounting policies that the Company has adopted that may differ from policies of other companies within the same industry. Such differences in the treatment of these policies may be important to the readers of the Company’s Form 10-K/A and the Company’s Consolidated Financial Statements contained herein. For further information regarding the Company’s accounting policies, refer to the significant accounting policies included in the Notes to the Consolidated Financial Statements contained here-in.

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

	Fiscal Years Ended
	2002	2003	2004
	(as restated)	(as restated)	(as restated)
Sales	100.00%	100.00%	100.00%
Gross profit	26.58	27.40	28.40
Operating expenses:
Selling, general and administrative expenses	23.08	23.96	22.14
Depreciation and amortization	0.93	1.00	0.90
Operating profit	2.57	2.44	5.36
Interest income	0.06	0.04	0.06
Interest expense	(1.98)	(1.93)	(1.46)
Interest expense related to debt purchase	—	—	(0.96)
Equity in income from unconsolidated affiliate	0.11	0.05	0.03
Other expenses-net	(0.06)	(0.05)	(0.04)
Income before income taxes	0.70%	0.55%	2.99%

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations (contd.)
Operating expenses include selling, general and administrative expenses, and depreciation and amortization. In fiscal year 2004, selling, general and administrative expenses amounted to $820.3 million or 22.14% of sales compared to $659.5 million or 23.96% of sales in 2003 and $615.3 million or 23.08% of sales in 2002.

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

Depreciation and amortization expenses amounted to $33.3 million in 2004 compared to $27.7 million in 2003 and $25.1 million in 2002. Depreciation and amortization expense, as a percentage of sales, was 0.90%, 1.00% and 0.93% for fiscal years 2004, 2003 and 2002, respectively. The changes in depreciation expense from year-to-year are due primarily to store additions and remodels and corporate expenditures.

Operating profit amounted to $198.5 million or 5.36% of sales in 2004 compared to $67.2 million or 2.44% of sales in 2003 and $68.5 million or 2.57% of sales in 2002.

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

Income before income taxes amounted to $110.6 million, $15.2 million and $18.7 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Net income, for fiscal 2004, amounted to $71.4 million, compared to $9.8 million in fiscal 2003 and $11.4 million in fiscal 2002.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Liquidity and Capital Resources (contd.)
Net cash provided by operating activities amounted to $150.5 million in 2004, $83.0 million in 2003 and $51.2 million in 2002. Net cash provided by operating activities in fiscal 2004 improved significantly over fiscal 2003 primarily as a result of the increase in net income attributable mainly to the labor dispute. In addition to the substantial increase in net income to $71.4 million in the current year compared to $9.8 million in the prior year, cash provided by operating activities in fiscal 2004 of $150.5 million reflected a $70.2 million increase in accrued liabilities, self-insurance reserves and other liabilities, an increase of $22.0 million in accounts payable, a $13.7 million decrease in other assets and $43.7 million of depreciation and amortization; partially offset by a $20.0 million increase in restricted cash, an increase of $17.1 million in deferred income taxes, a $10.6 million increase in inventory and a $22.4 million gain from litigation settlement. Net cash provided by operating activities in fiscal 2003 consisted primarily of depreciation and amortization, increases in accrued liabilities and self-insurance reserves, increases in accounts payable and decreases in receivables. Net cash provided by operating activities in fiscal 2002 consisted primarily of depreciation and amortization, increases in accrued liabilities and self-insurance reserves and decreases in accounts receivables and other assets offset by increases in income tax receivables and inventories and decreases in accounts payable.

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

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements, other than stand-by letters of credit, as discussed under the caption “Liquidity and Capital Resources” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and operating leases as disclosed in Note 7 — Leases of the Audited Consolidated Financial Statements, that would have or are reasonably likely to have material current or future effect on the registrant’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Expected Year of Maturity
(In thousands)

							Fair
	2005	2006	2007	2008	2009	Thereafter	Value
Long-Term Debt and Capital Lease Obligations	$1,247	$1,188	$1,038	$992	$1,148	$705,104	$736,967
Average Interest Rate	7.53%	7.52%	7.66%	7.48%	7.49%	7.97%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

As of the year ended September 26, 2004, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-K/A. During the quarter and fiscal year ended September 26, 2004, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies, except as noted below, or material weaknesses that would have required corrective actions to be taken.

In concluding that the Company did not have any material weaknesses in disclosure controls and procedures as of September 26, 2004, the Chief Executive Officer and the Chief Financial Officer considered, among other things, the significant deficiency related to the useful lives used to depreciate certain leasehold improvements which resulted in a need to restate previously issued financial statements. Taking into consideration that (i) the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) the cumulative impact of the restatement adjustments on shareholder’s deficit was not material to the financial statements of prior interim or annual periods; and (iii) the Company restated its previously issued financial statements because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s net income, the Chief Executive Officer and the Chief Financial Officer concluded that the control deficiency that resulted in the restatement of prior period financial statements was a significant deficiency but was not a material weakness.

Item 9A. Controls and Procedures (continued)

Subsequent to September 26, 2004, the Chief Executive Officer and the Chief Financial Officer have caused additional disclosure controls and procedures to be implemented that have been designed to ensure that the useful lives used to depreciate leasehold improvements are in conformity with U.S. generally accepted accounting procedures. The Company believes that these additional disclosure controls and principles substantially correct any significant deficiency in existence prior to September 26, 2004 related to useful lives used to depreciate leasehold improvements.

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

Code of Ethics
The Company has adopted a Financial Code of Ethics which has been signed by the CEO, CFO and Controllers of the Company. A copy of the Code of Ethics has been provided as an exhibit to this Report on Form 10-K/A.

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
See Financial Statement Index included in Item 8 of Part II of this Form 10-K/A.

(2)	Financial Statement Schedules
The Financial Statement Schedules required by Item 15(d) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore, have been omitted.

(3)	Exhibits
Exhibits as required by Item 15(c) are as follows:

exhibit no.		description
3.1	(1)	Certificate of Incorporation of Stater Bros. Holdings Inc.

3.2	(1)	By-Laws of Stater Bros. Holdings Inc.

3.3	(9)	Articles of Incorporation of Stater Bros. Markets

3.4	(9)	By-Laws of Stater Bros. Markets

3.5	(9)	Articles of Incorporation of Stater Bros. Development, Inc.

3.6	(9)	By-Laws of Stater Bros. Development, Inc.

3.7	(9)	Articles of Incorporation of Santee Dairies, Inc

3.8	(9)	By-Laws of Santee Dairies, Inc.

4.1	(9)	Indenture dated as of June 17, 2004 among Stater Bros. Holdings Inc. as Issuer, Stater Bros. Markets, Stater Bros. Development, Inc. and Santee Dairies Inc., as Guarantors, and The Bank of New York, as Trustee

4.2	(9)	Registration Rights Agreement dated as of June 17, 2004 between Stater Bros. Holdings Inc., as Issuer, Stater Bros. Markets, Stater Bros. Development, Inc. and Santee Dairies, Inc., as Guarantors and Bank of America Securities LLC, as Initial Purchaser

4.3	(9)	Specimen Form of Fixed Rate Global Note

4.4	(9)	Specimen Form of Floating Rate Global Note

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (contd.)

(a)(3)	Exhibits (contd.)

exhibit no.		description
4.5	(9)	First Supplemental Indenture, dated as of January 11, 2002, between Stater Bros. Holdings Inc. and The Bank of New York, as successor in interest to IBJ Whitehall Bank & Trust Company, as Trustee for the 10.75% Senior Notes due 2006

4.6	(8)	Second Supplemental Indenture, dated as of May 27, 2004 between Stater Bros. Holdings Inc. and The Bank of New York, as successor in interest to IBJ Whitehall Bank & Trust Company, as Trustee for the 10.75% Senior Notes due 2006

5.1	(9)	Opinion of Gibson, Dunn & Crutcher LLP

10.1	(1)	Reclassification Agreement dated September 3, 1993, by and among Stater Bros., Craig and La Cadena

10.2	(1)	Amendment to Reclassification Agreement, dated January 12, 1994, by and among Stater Bros., Craig and La Cadena

10.3	(1)	Agreement of Stockholders dated May 10, 1989, by and among Stater Bros., Craig and La Cadena

10.4	(1)	Amendment to Agreement of Stockholders dated September 3, 1993, by and among Stater Bros., Craig, Craig Management, Inc. and La Cadena

10.5	(1)	Option Agreement dated September 3, 1993, by and between Stater Bros. and Craig

10.6	(1)	Amendment to Option Agreement dated January 12, 1994, by and between Stater Bros. and Craig

10.7	(1)	Consulting Agreement dated September 3, 1993, by and between Stater Bros., Craig and CMI

10.8	(1)	Letter Agreement regarding Consulting Agreement, dated March 8,1994, by and between Stater Bros., Craig and CMI

10.9	(1)	Second Amended and Restated Stock Agreement dated January 12, 1994, by and among Stater Bros., Craig, CMI, La Cadena and James J. Cotter

10.10	(1)	Security Agreement dated March 8, 1994, by and between Stater Bros. and Craig

10.11	(1)	Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association

10.12	(2)	Amendment dated June 23, 1995 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association

10.13	(2)	Amendment dated July 22, 1996 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (contd.)

(a)(3)	Exhibits (contd.)

exhibit no.		description
10.14	(9)	Credit Agreement dated as of June 17, 2004 by and among Stater Bros. Markets, Stater Bros. and Bank of America, N.A

10.15	(1)	Continuing Guaranty dated March 8, 1994, of Stater Bros. Development, Inc. in favor of Bank of America Trust and Savings Association

10.16	(1)	Subordination Agreement dated March 8, 1994, by and among Stater Bros., Stater Bros. Markets and Bank of America Trust and Savings Association

10.17	(1)	Amended and Restated Sublease Agreement dated June 1, 1983, between Wren Leasing Corp., as Lessor, and Stater Bros. Markets, as Lessee

10.18	(1)	Preferred Stock Agreement dated March 22, 1983, between Stater Bros. Markets and Petrolane Incorporated

10.19	(1)	Escrow Agreement dated September 19, 1985, by and among Stater Bros. Markets, Petrolane Incorporated and First Interstate Bank of California

10.20	(2)	Dealer Manager Agreement dated as of July 1, 1999, by and between Stater Bros. and Banc of America Securities LLC

10.21	(3)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Jack H. Brown

10.22	(4)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and Donald I. Baker

10.23	(4)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and A. Gayle Paden

10.24	(4)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and H. Harrison Lightfoot

10.25	(4)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Phillip J. Smith

10.26	(4)	Stater Bros. Holdings Inc. Phantom Stock Plan

10.27	(5)	First Amendment dated September 15, 2000 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.28	(5)	Second Amendment dated December 13, 2001 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.29	(5)	Third Amendment dated January 18, 2002 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (contd.)

(a)(3)	Exhibits (contd.)

exhibit no.		description
10.30	(5)	Subordinated Note for $20,000,000 dated January 22, 2002 between Stater Bros. and H. Harrison Lightfoot with an interest rate of 5% due March 31, 2007

10.31	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Dennis L. McIntyre

10.32	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Edward A. Stater

10.33	(6)	Employment contract dated August 1, 2002 by and between Stater Bros. Markets and James W. Lee

10.34	(7)	Fourth Amendment dated February 4, 2003 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.35	(8)	Owner Participation Agreement, dated as of April 14, 2004 between Stater Bros. Markets and the Inland Valley Development Agency

10.36	(8)	Development Parcel Disposition Agreement, dated as of June 16, 2004 between Stater Bros. Markets and Hillwood/San Bernardino, LLC

10.37	(9)	Subsidiary Guaranty entered into as of June 17, 2004 by Stater Bros. Holdings Inc., Stater Bros. Development, Inc. and Santee Dairies, Inc.

12.1	(10)	Computation of ratio of earnings to fixed charges.

14.1	(10)	Copy of Financial Code of Ethics.

21.1	(9)	Subsidiaries of Stater Bros. Holdings Inc.

21.2	(9)	Subsidiaries of Stater Bros. Markets

31.1	(10)	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	(10)	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	(10)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 333-85723 dated August 20, 1999

(3)	Previously filed with the Securities and Exchange Commission as exhibits to Registrant’s Quarterly Report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (contd.)

(a)(3)	Exhibits (contd.)

(4)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000.

(5)	Previously filed with the Securities and Exchange Commission as exhibits to the Registrant’s Quarterly Report on Form 10-Q dated December 31, 2001.

(6)	Previous filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(7)	Previously filed with the Securities and Exchange Commission as exhibits to the Registrant’s Quarterly Report on Form 10-Q dated December 29, 2002.

(8)	Incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 333-118436 dated August 27, 2004, as amended.

(10)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K/A for the fiscal year ended September 26, 2004.

Copies of Exhibits listed herein can be obtained by writing and requesting Exhibits from: Corporate Secretary, P. O. Box 150, Colton, California 92324.

(b)	Reports on Form 8-K

On April 20, 2005, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, under item 4.02, related to its evaluation of lease accounting practices and announcing non-reliance on financial statements and associated restatements.

STATER BROS. HOLDINGS INC.
FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 2004
FORM 10-K/A

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May, 6, 2005	Stater Bros. Holdings Inc.
Date

	By:	/s/ Jack H. Brown

Jack H. Brown
Chairman of the Board,
President and Chief
Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/	Jack H. Brown	Chairman of the Board, President and	May 6, 2005
	Jack H. Brown	Chief Executive Officer and Director
(Principal Executive Officer)

/s/	Thomas W. Field, Jr.	Vice Chairman of the Board	May 6, 2005
	Thomas W. Field, Jr.	and Director

/s/	Bruce D. Varner	Secretary and Director	May 6, 2005
Bruce D. Varner

/s/	C. Dale Warman	Director	May 6, 2005
C. Dale Warman

/s/	Phillip J. Smith	Senior Vice President and	May 6, 2005
	Phillip J. Smith	Chief Financial Officer
(Principal Financial Officer)

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

     As described in Note 2, “Restatement of Previously Issued Financial Statements”, the Company has restated previously issued financial statements as of September 29, 2002, September 28, 2003 and September 26, 2004 and for the periods then ended and the beginning retained deficit as of September 30, 2001.

/s/ Ernst &Young LLP

Irvine, California
December 20, 2004,
except for Note 2 as to which the date is,
April 21, 2005

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	Sept. 29,	Sept. 28,	Sept. 26,
	2002	2003	2004
	(as restated)	(as restated)	(as restated)
Current assets
Cash and cash equivalents	$81,043	$111,152	$301,947
Restricted cash	—	—	20,000
Receivables	26,500	23,217	39,258
Income tax receivables	7,061	4,354	—
Inventories	175,404	172,267	185,567
Prepaid expenses	7,860	6,962	8,847
Deferred income taxes	15,281	14,793	25,416

Total current assets	313,149	332,745	581,035

Investment in unconsolidated affiliate	15,580	16,910	—

Property and equipment
Land	50,930	50,930	68,120
Buildings and improvements	191,514	200,349	252,715
Store fixtures and equipment	212,741	242,562	337,589
Property subject to capital leases	24,670	24,670	25,891

	479,855	518,511	684,315

Less accumulated depreciation and amortization	197,248	220,356	279,459

	282,607	298,155	404,856

Deferred debt issuance costs, net	13,936	10,486	21,891
Other assets	5,649	5,540	6,339

	19,585	16,026	28,230

Total assets	$630,921	$663,836	$1,014,121

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDER’S DEFICIT

	Sept. 29,	Sept. 28,	Sept. 26,
	2002	2003	2004
	(as restated)	(as restated)	(as restated)
Current liabilities
Accounts payable	$104,166	$112,458	$142,077
Accrued payroll and related expenses	41,567	44,362	55,049
Other accrued liabilities	46,656	50,352	62,745
Accrued income taxes	—	—	62
Current portion of capital lease obligations	1,117	1,056	1,247

Total current liabilities	193,506	208,228	261,180

Deferred income taxes	5,311	5,272	2,209
Long-term debt	458,750	458,750	700,000
Capital lease obligations, less current portion	10,981	9,926	9,470
Long-term portion of self-insurance and other reserves	23,855	27,941	35,654
Other long-term liabilities	14,367	19,801	45,249

Total liabilities	706,770	729,918	1,053,762

Stockholder’s deficit
Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 0 in 2002, 2003 and 2004	—	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 38,301 in 2002, 2003 and 2004	—	—	—
Additional paid-in capital	9,740	9,740	9,740
Retained deficit	(85,589)	(75,822)	(49,381)

Total stockholder’s deficit	(75,849)	(66,082)	(39,641)

Total liabilities and stockholder’s deficit	$630,921	$663,836	$1,014,121

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)

	Fiscal Year Ended
	Sept. 29,	Sept. 28,	Sept. 26,
	2002	2003	2004
	(as restated)	(as restated)	(as restated)
Sales	$2,666,346	$2,753,774	$3,704,882
Cost of goods sold	1,957,526	1,999,361	2,652,812

Gross profit	708,820	754,413	1,052,070

Operating expenses:
Selling, general and administrative expenses	615,317	659,547	820,329
Depreciation and amortization	25,052	27,660	33,284

Total operating expenses	640,369	687,207	853,613

Operating profit	68,451	67,206	198,457

Interest income	1,721	1,049	2,198
Interest expense	(52,814)	(53,254)	(53,951)
Interest expense related to debt purchase	—	—	(35,647)
Equity in income from unconsolidated affiliate	2,914	1,330	929
Other expenses — net	(1,579)	(1,093)	(1,343)

Income before income taxes	18,693	15,238	110,643

Income taxes	7,252	5,471	39,202

Net income	$11,441	$9,767	$71,441

Earnings per common share	$272.63	$255.01	$1,865.25

Dividends per common share	$117.49	$—	$1,174.90

Average common shares outstanding	41,965	38,301	38,301

Common shares outstanding at end of year	38,301	38,301	38,301

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	Sept. 29,	Sept. 28,	Sept. 26,
	2002	2003	2004
	(as restated)	(as restated)	(as restated)
Operating activities:
Net income	$11,441	$9,767	$71,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,245	35,089	43,735
Gain from litigation settlement	—	—	(22,371)
Deferred income taxes	2,511	448	(17,064)
Loss on disposals of assets	1,579	1,093	1,488
Net undistributed income in unconsolidated affiliate	(2,914)	(1,330)	(929)
Changes in operating assets and liabilities:
Increase in restricted cash	—	—	(20,000)
(Increase) decrease in receivables	3,394	3,283	(4,749)
(Increase) decrease in income tax receivables	(6,703)	2,707	4,354
(Increase) decrease in inventories	(5,215)	3,137	(10,604)
(Increase) decrease in prepaid expenses	(1,136)	893	(721)
Decrease in other assets	3,398	3,559	13,667
Increase (decrease) in accounts payable	(3,319)	8,292	21,985
Increase in accrued income taxes	—	—	62
Increase in accrued liabilities and long-term portion of self-insurance reserves	15,887	16,012	70,222

Net cash provided by operating activities	51,168	82,950	150,516

Financing activities:
Proceeds from issuance of long-term debt	—	—	700,000
Proceeds from equipment financing	—	—	718
Premium, fees and make-whole payments related to debt purchase	—	—	(26,519)
Debt issuance costs	(5,033)	—	(22,723)
Stock redemption	(20,000)	—	—
Amortization of debt issuance cost related to debt purchase	—	—	9,128
Dividends paid	(4,500)	—	(45,000)
Principal payments on long-term debt	(250)	—	(512,250)
Principal payments on capital lease obligations	(1,435)	(1,116)	(1,264)

Net cash provided by (used in) financing activities	(31,218)	(1,116)	102,090

Investing activities:
Purchase of property and equipment	(40,722)	(51,890)	(61,986)
Proceeds from sale of property and equipment	179	165	175

Net cash used in investing activities	(40,543)	(51,725)	(61,811)

Net increase (decrease) in cash and cash equivalents	(20,593)	30,109	190,795
Cash and cash equivalents at beginning of year	101,636	81,043	111,152

Cash and cash equivalents at end of year	$81,043	$111,152	$301,947

Interest paid	$49,927	$49,560	$72,449
Income taxes paid	$11,443	$3,000	$51,656

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
(In thousands)

		Class A	Additional
	Common	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Balances at September 30, 2001	$—	$1	$12,715	$(55,505)	$(42,789)
Net income for 52 weeks ended September 29, 2002	—	—	—	11,441	11,441
Dividend paid	—	—	—	(4,500)	(4,500)
Stock redemption	—	(1)	(2,975)	(37,025)	(40,001)

Balances at September 29, 2002	—	—	9,740	(85,589)	(75,849)
Net income for 52 weeks ended September 28, 2003	—	—	—	9,767	9,767

Balances at September 28, 2003	—	—	9,740	(75,822)	(66,082)
Net income for 52 weeks ended September 26, 2004	—	—	—	71,441	71,441
Dividend paid	—	—	—	(45,000)	(45,000)

Balances at September 26, 2004	$—	$—	$9,740	$(49,381)	$(39,641)

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2004

Note 1 — The Company and Summary of Significant Accounting Policies

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 1 — The Company and Summary of Significant Accounting Policies (contd.)

     Property and Equipment

     Property and equipment are stated at cost and are depreciated or amortized, principally on the straight-line basis over the estimated useful lives of the assets. Leaseholds placed in service at the commencement of the lease are amortized over the lesser of their economic useful lives or the initial term of the lease. Other leaseholds are amortized over the lesser of their economic useful lives or the remaining lease term including option periods that are reasonably expected to be exercised. Assets under capital leases are amortized over the lesser of their estimated economic useful life or the initial lease term.

     The average estimated economic lives are as follows:

	Range	Most Prevalent
Buildings and improvements	5 – 20 Years	20 Years
Store furniture and equipment	3 – 10 Years	5 Years
Property subject to capital leases	Life of Lease	25 Years

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(contd.)

Note 1 — The Company and Summary of Significant Accounting Policies (contd.)

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

Note 1 — The Company and Summary of Significant Accounting Policies (contd.)

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

     Leases

     Certain of the Company’s operating leases provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments, after reductions for any land rent capitalized as construction costs, are expensed on the straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for minimum step rents when the amount of rent expense exceeds the actual lease payments and it reduces the deferred rent liability when the actual lease payments exceeds the amount of straight line rent expense. Rent holidays and tenant improvement allowances for store remodels are amortized on a straight line basis over the initial term of the lease and any option period reasonably expected to be exercised by the Company.

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 2 – Restatement of Previously Issued Financial Statements

As a result of a letter issued by the Chief Accountant of the Securities and Exchange Commission dated February 7, 2005 to the American Institute of Certified Accountants wherein the Chief Accountant clarified accounting for leases under U.S. generally accepted accounting principles and other recent interpretations regarding certain operating lease accounting issues, the Company completed a review of its accounting for leases and leasehold improvements underlying its leases. As a result of this review, management determined that the useful lives used to depreciate certain leasehold improvements were in excess of either their economic useful life, the initial lease term for assets placed in service at the commencement of the lease or the remaining lease term including any option periods that were reasonably assured of being exercised for other leaseholds and were not consistent with the views expressed by the Chief Accountant of the Securities and Exchange Commission and that a restatement of previously issued financial statements was required.

The Company has restated its consolidated balance sheets as of September 29, 2002, September 28, 2003 and September 26, 2004, and the related consolidated statements of income, stockholder’s deficit and cash flows for 52-week periods ended September 29, 2002, September 28, 2003 and September 26, 2004 in order to correct the accounting error noted above. The cumulative effect of the correction was a $1.4 million increase in retained deficit at the beginning of fiscal 2002 and a reduction in net income of $0.3 million, $0.4 million and $0.4 million in fiscal 2002, 2003 and 2004, respectively.

The following is a summary of the effect of these accounting changes on the Company’s consolidated balance sheets as of September 29, 2002, September 28, 2003 and September 26, 2004 (in thousands).

	As Previously
September 29, 2002	Reported	Adjustments	Restated

Property and equipment, net	$285,816	$(3,209)	$282,607
Total assets	634,130	(3,209)	630,921
Deferred income taxes	6,500	(1,189)	5,311
Other long-term liabilities	14,659	(292)	14,367
Total liabilities	708,251	(1,481)	706,770
Retained deficit	(83,861)	(1,728)	(85,589)
Total stockholder’s deficit	(74,121)	(1,728)	(75,849)
Total liabilities and stockholder’s deficit	$634,130	$(3,209)	$630,921

	As Previously
September 28, 2003	Reported	Adjustments	Restated

Property and equipment, net	$302,145	$(3,990)	$298,155
Total assets	667,826	(3,990)	663,836
Deferred income taxes	6,708	(1,436)	5,272
Other long-term liabilities	20,267	(466)	19,801
Total liabilities	731,820	(1,902)	729,918
Retained deficit	(73,734)	(2,088)	(75,822)
Total stockholder’s deficit	(63,994)	(2,088)	(66,082)
Total liabilities and stockholder’s deficit	$667,826	$(3,990)	$663,836

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 2 – Restatement of Previously Issued Financial Statements (contd.)

	As Previously
September 26, 2004	Reported	Adjustments	Restated

Property and equipment, net	$409,623	$(4,767)	$404,856
Total assets	1,018,888	(4,767)	1,014,121
Deferred income taxes	3,894	(1,685)	2,209
Other long-term liabilities	45,881	(632)	45,249
Total liabilities	1,056,079	(2,317)	1,053,762
Retained deficit	(46,931)	(2,450)	(49,381)
Total stockholder’s deficit	(37,191)	(2,450)	(39,641)
Total liabilities and stockholder’s deficit	$1,018,888	$(4,767)	$1,014,121

The following is a summary of the effect of these accounting changes on the Company’s consolidated statements of income for the 52 week periods ended September 29, 2002, September 28, 2003 and September 26, 2004 (in thousands, except per share amount).

	As Previously
September 29, 2002	Reported	Adjustments	Restated

Selling, general and administrative expenses	$615,482	$(165)	$615,317
Depreciation and amortization	24,300	752	25,052
Total operating expenses	639,782	587	640,369
Operating Profit	69,038	(587)	68,451
Income before income taxes	19,280	(587)	18,693
Income taxes	7,491	(239)	7,252
Net income	$11,789	$(348)	$11,441

Earnings per common share	$280.92	$(8.29)	$272.63

	As Previously
September 28, 2003	Reported	Adjustments	Restated

Selling, general and administrative expenses	$659,720	$(173)	$659,547
Depreciation and amortization	26,879	781	27,660
Total operating expenses	686,599	608	687,207
Operating Profit	67,814	(608)	67,206
Income before income taxes	15,846	(608)	15,238
Income taxes	5,719	(248)	5,471
Net income	$10,127	$(360)	$9,767

Earnings per common share	$264.41	$(9.40)	$255.01

	As Previously
September 26, 2004	Reported	Adjustments	Restated

Selling, general and administrative expenses	$820,496	$(167)	$820,329
Depreciation and amortization	32,507	777	33,284
Total operating expenses	853,003	610	853,613
Operating Profit	199,067	(610)	198,457
Income before income taxes	111,253	(610)	110,643
Income taxes	39,450	(248)	39,202
Net income	$71,803	$(362)	$71,441

Earnings per common share	$1,874.70	$(9.45)	$1,865.25

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 2 – Restatement of Previously Issued Financial Statements (contd.)

The following is a summary of the effect of these accounting changes on the Company’s consolidated statements of stockholder’s deficit as of September 29, 2002, September 28, 2003 and September 26, 2004 (in thousands).

	As Previously
September 29, 2002	Reported	Adjustments	Restated

Balance at September 30, 2001	$(41,409)	$(1,380)	$(42,789)
Net income for the 52 weeks ended September 29, 2002	11,789	(348)	11,441
Balance at September 29, 2002	$(74,121)	$(1,728)	$(75,849)

	As Previously
September 28, 2003	Reported	Adjustments	Restated

Balance at September 29, 2002	$(74,121)	$(1,728)	$(75,849)
Net income for the 52 weeks ended September 28, 2003	10,127	(360)	9,767
Balance at September 28, 2003	$(63,994)	$(2,088)	$(66,082)

	As Previously
September 26, 2004	Reported	Adjustments	Restated

Balance at September 28, 2003	$(63,994)	$(2,088)	$(66,082)
Net income for the 52 weeks ended September 26, 2004	71,803	(362)	71,441
Balance at September 26, 2004	$(37,191)	$(2,450)	$(39,641)

The following is a summary of the effect of these accounting changes on the Company’s consolidated statements of cash flows for the 52 periods ended September 29, 2002, September 28, 2003 and September 26, 2004 (in thousands).

	As Previously
September 29, 2002	Reported	Adjustments	Restated

Net income	$11,789	$(348)	$11,441
Depreciation and amortization	31,493	752	32,245
Deferred income taxes	2,750	(239)	2,511
Accrued liabilities and long-term portion of self insurance reserves	16,052	(165)	15,887
Net cash provided by operating activities	$51,168	$—	$51,168

	As Previously
September 28, 2003	Reported	Adjustments	Restated

Net income	$10,127	$(360)	$9,767
Depreciation and amortization	34,308	781	35,089
Deferred income taxes	696	(248)	448
Accrued liabilities and long-term portion of self insurance reserves	16,185	(173)	16,012
Net cash provided by operating activities	$82,950	$—	$82,950

	As Previously
September 26, 2004	Reported	Adjustments	Restated

Net income	$71,803	$(362)	$71,441
Depreciation and amortization	42,958	777	43,735
Deferred income taxes	(16,816)	(248)	(17,064)
Accrued liabilities and long-term portion of self insurance reserves	70,389	(167)	70,222
Net cash provided by operating activities	$150,516	$—	$150,516

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 3 – Impact of Recent EITF

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

Fiscal Year Ended
Sept. 29,
2002
(as restated)
(In thousands)
Sales	$2,666,346
Cost of goods sold	1,953,761

Gross profit	712,585

Operating expenses:
Selling, general and administrative expenses	619,082
Depreciation and amortization	25,052

Total operating expenses	644,134

Operating profit	$68,451

Note 4 – Santee

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

Note 4 – Santee (contd.)

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

Note 4 – Santee (contd.)

Santee has been included in the consolidated financial statements of the Company as a wholly-owned subsidiary as of the effective date of the Settlement Agreement. The following table provides supplemental pro forma results of operations presented as though Santee had been consolidated as of the beginning of the reporting periods.

Condensed Pro Forma Results of Operations
(in thousands, except per share amounts)

	Fiscal Year Ended
	Sept. 29,	Sept. 28,	Sept. 26,
	2002	2003	2004
	(as restated)	(as restated)	(as restated)
Sales	$2,799,160	$2,878,809	$3,771,647

Income before income taxes	$21,186	$17,983	$112,541

Net income	$14,702	$14,751	$69,921

Earnings per share	$350.35	$385.14	$1,825.56

Prior to the Company obtaining 100% ownership of Santee, the Company recognized income of $929,000 in fiscal 2004 and the Company recognized income of $2.9 million and $1.3 million for fiscal years 2002 and 2003, respectively. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.

Note 5 — Issuance of New Debt and Early Extinguishment of Debt

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

Note 5 — Issuance of New Debt and Early Extinguishment of Debt (contd.)

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

Note 6 — Debt

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

Note 7 — Bank Facilities

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

Note 7 — Bank Facilities (contd.)

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

Note 8 — Leases

     The Company leases the majority of its retail stores, offices and distribution facilities. Certain of the operating leases provide for minimum annual payments that change over the life of the lease. The Company capitalizes, as part of the cost of store construction, land rental during the construction of new stores. The dollar amount of land rental during new store construction is determined by first calculating the portion of the minimum lease payments attributed to land under the new store. The amortization time period for the portion of the lease payment attributed to the land under the store is deemed to be from the time the Company takes possession of the property for construction to the end of the minimum lease term of the lease. The amount of holiday rent is then calculated by dividing the amount of rent allocated to the land under the store by the amortization period for the land under the store and multiplying this result by the period of store construction.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 8 – Leases (contd.)

     Certain of the Company’s operating leases provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments, after reductions for any land rent capitalized as construction costs, are expensed on the straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for minimum step rents when the amount of rent expense exceeds the actual lease payments and it reduces the deferred rent liability when the actual lease payments exceeds the amount of straight line rent expense. Rent holidays and tenant improvement allowances for store remodels are amortized on a straight line basis over the initial term of the lease and any option period reasonably expected to be exercised by the Company. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 9 — Income Taxes

     The provision for income taxes consisted of the following:

	Sept. 29, 2002	Sept. 28, 2003	Sept. 26, 2004
	(as restated)	(as restated)	(as restated)
	(In thousands)
Current
Federal	$3,317	$2,590	$43,564
State	1,037	1,343	12,248

	4,354	3,933	55,812

Deferred
Federal	2,272	1,513	(14,734)
State	626	25	(1,876)

	2,898	1,538	(16,610)

Income tax expense	$7,252	$5,471	$39,202

     A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

	Sept. 29, 2002	Sept. 28, 2003	Sept. 26, 2004
	(as restated)	(as restated)	(as restated)
Statutory federal income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax benefit	5.8	5.8	5.8
Change for contingent tax matters	—	(3.2)	(5.5)
Tax credits	(3.3)	(3.3)	(0.4)
Other	1.3	1.6	0.5

	38.8%	35.9%	35.4%

     Components of deferred income taxes are as follows:

	Sept. 29, 2002	Sept. 28, 2003	Sept. 26, 2004
	(as restated)	(as restated)	(as restated)
	(In thousands)
Deferred income tax assets:
Self-insurance reserves	$15,034	$18,592	$24,142
Phantom stock	4,270	6,636	16,407
Pension and vacation liabilities	4,138	4,893	8,604
State franchise tax	363	420	4,388
Inventories	2,010	2,318	2,233
Income deferred for book purposes	3,591	2,765	1,472
Tax credits and operating loss carry forwards	5,514	1,650	9,134

Total deferred income tax assets	34,920	37,274	66,380

Deferred income tax liabilities:
Property and equipment	(17,145)	(20,656)	(37,589)
Other assets	(2,058)	(2,058)	(1,751)
Investment in unconsolidated affiliate	(760)	(1,302)	(1,681)
Other, net	(4,987)	(3,737)	(56)

Total deferred income tax liabilities	(24,950)	(27,753)	(41,077)

Net deferred taxes before valuation allowance	9,970	9,521	25,303

Valuation allowance	—	—	(2,096)

Net deferred income tax assets	$9,970	$9,521	$23,207

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 9 — Income Taxes (contd.)

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

Note 10 — Retirement Plans

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

     Net periodic pension cost included the following components:

	Sept. 29, 2002	Sept. 28, 2003	Sept. 26, 2004
	(In thousands)
Service cost — benefits earned during the period	$1,577	$2,095	$2,218
Interest cost on projected benefit obligation	2,041	2,256	2,489
Actual return on assets	(1,719)	(2,047)	(1,944)
Net amortization and deferral	27	27	27
Recognized gains or losses	281	467	720
Prior service cost recognized	(2)	(2)	(2)

Net periodic pension cost	$2,205	$2,796	$3,508

Assumptions used for accounting were:
Discount rate	7.25%	6.50%	6.00%
Rate of increase in compensation levels	5.00%	5.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%	7.00%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 10 — Retirement Plans (contd.)

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

Note 10 — Retirement Plans (contd.)

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

Note 11 — Labor Relations

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

Note 12 — Fair Value of Financial Instruments

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

Note 12 — Fair Value of Financial Instruments (contd.)

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

Note 13 — Litigation Matters

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

On February 6, 2004, a final settlement agreement became effective between Markets and Hughes to resolve litigation matters and control of Santee. For a description of the Settlement Agreement see “Note 3 — Santee”.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 14 — Stock Redemption

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

Note 15 – Phantom Stock Plan

     The Company maintains a phantom stock plan for certain executives of Markets. Existing stockholders and partners of La Cadena are not eligible to receive awards. Awards under the plan are for units that have an assigned value. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any unvested awards under the plan will terminate and no payment will be made thereunder. As of September 29, 2002, September 28, 2003 and September 26, 2004, there were 668,000, 693,000 and 702,000 units outstanding, respectively. The Company recognized an expense for the plan of $5.8 million, $5.8 million and $23.8 million in 2002, 2003 and 2004, respectively.

Note 16 — Dividend Payment

     On June 17, 2004, the Company paid a $45.0 million dividend to La Cadena Investments, the sole stockholder of the Company.

Note 17 — Corporate Office and Distribution Facilities

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

Note 17 — Corporate Office and Distribution Facilities (contd.)

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

Note 18 — Quarterly Results (unaudited)

     Quarterly results for fiscal 2002, 2003 and 2004 are as follows:

(In thousands)

				Net	Earnings
		Gross	Operating	Income	(Loss)
	Sales	Profit	Profit	(Loss)	Per Share
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Fiscal 2002 Quarters
13 weeks ended 12/30/01	$662,587	$176,163	$18,585	$3,850	$77.00
13 weeks ended 03/31/02	654,213	172,813	19,334	4,210	102.04
13 weeks ended 06/30/02	672,779	177,142	17,553	2,820	73.63
13 weeks ended 09/29/02	676,767	182,702	12,979	561	14.65

	$2,666,346	$708,820	$68,451	$11,441	$272.63

Fiscal 2003 Quarters
13 weeks ended 12/29/02	$681,509	$184,775	$17,278	$2,839	$74.12
13 weeks ended 03/30/03	677,196	188,058	19,270	3,745	97.78
13 weeks ended 06/29/03	688,071	189,233	14,012	675	17.62
13 weeks ended 09/28/03	706,998	192,347	16,646	2,508	65.49

	$2,753,774	$754,413	$67,206	$9,767	$255.01

Fiscal 2004 Quarters
13 weeks ended 12/28/03	$1,026,553	$304,882	$70,407	$34,551	$902.09
13 weeks ended 03/28/04	989,418	296,339	72,538	30,187	788.15
13 weeks ended 06/27/04	847,983	224,723	28,060	(5,863)	(153.08)
13 weeks ended 09/26/04	840,928	226,126	27,452	12,566	328.09

	$3,704,882	$1,052,070	$198,457	$71,441	$1,865.25