Form 10-Q/A
period 2004-12-26
STATER BROS HOLDINGS INC
filed 2005-05-06
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☑ quarterly report pursuant to section13or15(d) of the securities exchange act of 1934

For the quarterly period ended December 26, 2004

or

☐ transition report pursuant to section13or15(d) of the securities exchange act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑ .

As of May 5, 2005, there were issued and outstanding
38,301 shares of the registrant’s Class A Common Stock.

Explanatory Note:

This Report on Form 10-Q/A amends the Report on Form 10-Q for Stater Bros. Holdings Inc. (the “Company”) for the thirteen week period ended December 26, 2004 as filed with the Securities and Exchange Commission on February 9, 2005 for the periods ended December 28, 2003 and December 26, 2004.

Management reviewed its accounting practices related to leases and determined that the useful lives used to depreciate certain leasehold improvements were not consistent with views recently expressed in a letter issued by the Chief Accountant of the Securities and Exchange Commission dated February 7, 2005. The restatement presented herein corrects errors in the lives used for certain leasehold improvements and corrects these lives to conform to U.S. generally accepted accounting principles. See “Note 2 – Restatement of Previously Issued Financial Statements” to the Company’s unaudited consolidated financial statements which provides further information regarding the restatement and provides schedules summarizing the effect on the Company’s consolidated balance sheets and related statements of income and cash flows for the thirteen week periods ended December 28, 2003 and December 26, 2004. Information not affected by the restatement is unchanged and reflects the disclosures made as of the Company’s original filing of Form 10-Q on February 9, 2005.

STATER BROS. HOLDINGS INC.
December 26, 2004

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	Sept. 26,	Dec. 26,
	2004	2004
	(as restated)	(as restated)
		(Unaudited)
Current assets
Cash and cash equivalents	$301,947	$245,247
Restricted cash	20,000	29,000
Receivables	39,258	45,415
Inventories	185,567	199,780
Prepaid expenses	8,847	13,158
Deferred income taxes	25,416	23,372

Total current assets	581,035	555,972

Property and equipment
Land	68,120	68,120
Buildings and improvements	252,715	271,382
Store fixtures and equipment	337,589	345,610
Property subject to capital leases	25,891	25,891

	684,315	711,003

Less accumulated depreciation and amortization	279,459	290,241

	404,856	420,762

Deferred debt issuance costs, net	21,891	21,282
Deferred income taxes, long-term	—	1,046
Other assets	6,339	6,349

	28,230	28,677

Total assets	$1,014,121	$1,005,411

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDER’S DEFICIT

	Sept. 26,	Dec. 26,
	2004	2004
	(as restated)	(as restated)
		(Unaudited)
Current liabilities
Accounts payable	$142,077	$140,044
Accrued payroll and related expenses	55,049	53,223
Other accrued liabilities	62,745	49,150
Accrued income taxes	62	2,198
Current portion of capital lease obligations	1,247	1,206

Total current liabilities	261,180	245,821

Deferred income taxes	2,209	—
Long-term debt	700,000	700,000
Capital lease obligations, less current portion	9,470	9,186
Long-term portion of self-insurance and other reserves	35,654	40,020
Other long-term liabilities	45,249	46,762

Total liabilities	1,053,762	1,041,789

Stockholder’s deficit
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 38,301	—	—
Additional paid-in capital	9,740	9,740
Retained deficit	(49,381)	(46,118)

Total stockholder’s deficit	(39,641)	(36,378)

Total liabilities and stockholder’s deficit	$1,014,121	$1,005,411

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Dec. 28,	Dec. 26,
	2003	2004
	(as restated)	(as restated)
Sales	$1,026,553	$839,065
Cost of goods sold	721,671	622,056

Gross profit	304,882	217,009

Operating expenses
Selling, general and administrative expenses	226,851	189,160
Depreciation and amortization	7,624	9,449

Total operating expenses	234,475	198,609

Operating profit	70,407	18,400

Interest income	384	1,192
Interest expense	(13,176)	(14,096)
Equity in earnings from unconsolidated affiliate	626	—
Other expenses, net	(453)	(115)

Income before income taxes	57,788	5,381

Income taxes	23,237	2,118

Net income	$34,551	$3,263

Earnings per share	$902.09	$85.19

Average common shares outstanding	38,301	38,301

Shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	13 Weeks Ended
	Dec. 28,	Dec. 26,
	2003	2004
	(as restated)	(as restated)
Operating activities:
Net income	$34,551	$3,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,273	12,516
Deferred income taxes	(63)	(1,211)
Loss on disposals of assets	453	160
Net undistributed gain in investment in unconsolidated affiliate	(626)	—
Changes in operating assets and liabilities:
Increase in restricted cash	(20,000)	(9,000)
Increase in receivables	(7,193)	(6,157)
Decrease in income tax receivables	4,354	—
Increase in inventories	(13,001)	(14,213)
Increase in prepaid expenses	(2,971)	(4,311)
Decrease in other assets	855	599
Increase (decrease) in accounts payable	68,919	(2,033)
Increase in accrued income taxes	18,946	2,136
Increase (decrease) in accrued liabilities, long-term portion of self-insurance reserves and other liabilities	46,772	(9,542)

Net cash provided by (used in) operating activities	140,269	(27,793)

Investing activities:
Purchase of property and equipment	(15,267)	(28,584)
Proceeds from sale of property and equipment	12	2

Net cash used in investing activities	(15,255)	(28,582)

Financing activities:
Principal payments on capital lease obligations	(262)	(325)

Net cash used in financing activities	(262)	(325)

Net increase (decrease) in cash and cash equivalents	124,752	(56,700)
Cash and cash equivalents at beginning of period	111,152	301,947

Cash and cash equivalents at end of period	$235,904	$245,247

Interest paid	$950	$23,888
Income taxes paid	$—	$1,265

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

     For further information, refer to the consolidated financial statements and footnotes thereto included in Stater Bros. Holdings Inc.’s (the Company) report on Form 10-K/A for the year ended September 26, 2004.

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

     The Company has restated its consolidated balance sheet as of December 26, 2004, and the consolidated statements of income and cash flows for the thirteen week periods ended December 28, 2003 and December 26, 2004 in order to correct the accounting error noted above. The cumulative effect of the correction was a $2.4 million increase in retained deficit at the beginning of fiscal 2005 and a reduction in net income of $92,000 and $98,000 in the thirteen week fiscal periods ended December 28, 2003 and December 26, 2004, respectively. For further information regarding the restatement of previous periods refer to the consolidated financial statements and footnotes thereto included in Stater Bros. Holdings Inc.’s report on Form 10-K/A for the year ended September 26, 2004.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 26, 2004

Note 2 - Restatement of Previously Issued Financial Statements (contd.)

The following is a summary of the effect of these accounting changes on the Company’s consolidated balance sheets as of September 26, 2004 and December 26, 2004 (in thousands).

	As Previously
September 26, 2004	Reported	Adjustments	Restated
Property and equipment, net	$409,623	$(4,767)	$404,856
Total assets	1,018,888	(4,767)	1,014,121
Deferred income taxes	3,894	(1,685)	2,209
Other long-term liabilities	45,881	(632)	45,249
Total liabilities	1,056,079	(2,317)	1,053,762
Retained deficit	(46,931)	(2,450)	(49,381)
Total stockholder’s deficit	(37,191)	(2,450)	(39,641)
Total liabilities and stockholder’s deficit	$1,018,888	$(4,767)	$1,014,121

	As Previously
December 26, 2004	Reported	Adjustments	Restated
Property and equipment, net	$425,713	$(4,951)	$420,762
Deferred income taxes – long-term	—	1,046	1,046
Total assets	1,009,316	(3,905)	1,005,411
Deferred income taxes	706	(706)	—
Other long-term liabilities	47,413	(651)	46,762
Total liabilities	1,043,146	(1,357)	1,041,789
Retained deficit	(43,570)	(2,548)	(46,118)
Total stockholder’s deficit	(33,830)	(2,548)	(36,378)
Total liabilities and stockholder’s deficit	$1,009,316	$(3,905)	$1,005,411

The following is a summary of the effect of these accounting changes on the Company’s consolidated statements of income for the thirteen week periods ended December 28, 2003 and December 26, 2004 (in thousands, except per share amount).

	As Previously
December 28, 2003	Reported	Adjustments	Restated
Selling, general and administrative expenses	$226,894	$(43)	$226,851
Depreciation and amortization	7,426	198	7,624
Total operating expenses	234,320	155	234,475
Operating Profit	70,562	(155)	70,407
Income before income taxes	57,943	(155)	57,788
Income taxes	23,300	(63)	23,237
Net income	$34,643	$(92)	$34,551
Earnings per common share	$904.49	$(2.40)	$902.09

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 26, 2004

Note 2 - Restatement of Previously Issued Financial Statements (contd.)

	As Previously
December 26, 2004	Reported	Adjustments	Restated
Selling, general and administrative expenses	$189,179	$(19)	$189,160
Depreciation and amortization	9,265	184	9,449
Total operating expenses	198,444	165	198,609
Operating Profit	18,565	(165)	18,400
Income before income taxes	5,546	(165)	5,381
Income taxes	2,185	(67)	2,118
Net income	$3,361	$(98)	$3,263
Earnings per common share	$87.75	$(2.56)	$85.19

The following is a summary of the effect of these accounting changes on the Company’s consolidated statements of cash flows for the thirteen week periods ended December 28, 2003 and December 26, 2004 (in thousands).

	As Previously
December 28, 2003	Reported	Adjustments	Restated
Net income	$34,643	$(92)	$34,551
Depreciation and amortization	9,075	198	9,273
Deferred income taxes	—	(63)	(63)
Accrued liabilities and long-term portion of self insurance reserves	46,815	(43)	46,772
Net cash provided by operating activities	$140,269	$—	$140,269

	As Previously
December 26, 2004	Reported	Adjustments	Restated
Net income	$3,361	$(98)	$3,263
Depreciation and amortization	12,332	184	12,516
Deferred income taxes	(1,144)	(67)	(1,211)
Accrued liabilities and long-term portion of self insurance reserves	(9,523)	(19)	(9,542)
Net cash provided by operating activities	$(27,793)	$—	$(27,793)

Note 3 - Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 4 - Restricted Cash

     Restricted cash represents cash that has been contractually set aside as collateral for certain workers’ compensation and general liability self-insurance reserves. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents.

Note 5 - Retirement Plans

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 26, 2004

Note 5 - Retirement Plans (contd.)

     Net periodic pension cost included the following components:

	13 Weeks Ended
	Dec. 28,	Dec. 26,
	2003	2004
	(in thousands)
Service cost — benefits earned during the period	$554	$603
Interest cost on projected benefit obligation	622	695
Actual return on assets	(486)	(385)
Net amortization and deferral	7	(1)
Recognized gains or losses	180	192
Prior service cost recognized	—	—

Net periodic pension cost	$877	$1,104

Assumptions used for accounting were:
Discount rate	6.00%	6.00%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	7.00%	5.00%

Note 6 - Santee

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

Note 6 – Santee (contd.)

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

Note 6 – Santee (contd.)

     The following table provides supplemental pro forma results of operations presented as though Santee had been consolidated as of the beginning of the reporting periods.

Condensed Pro Forma Results of Operations
(in thousands, except per share amounts)

13 Weeks Ended
Dec. 28,
2003
(as restated)
Sales	$1,061,462

Income before income taxes	$59,244

Net income	$35,431

Earnings per share	$925.07

Note 7 – Issuance of Debt and Early Extinguishment of Debt

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
(Unaudited)
DECEMBER 26, 2004

Note 8 – Corporate Office and Distribution Facilities

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

Employee Benefit Plans

The determination of the Company’s obligation and expense for pension benefits is dependent, in part, on the Company’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions are disclosed in Note 5 in the accompanying notes to the unaudited consolidated financial statements and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While the Company believes its assumptions are appropriate, significant differences in the Company’s actual experience or significant changes in the assumptions may materially affect the Company’s pension obligations and expense for pension benefits.

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

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Accounting Policies

In addition to the critical accounting policies disclosed above, there are certain accounting policies that the Company has adopted that may differ from policies of other companies within the same industry. Such differences in the treatment of these policies may be important to the readers of the Company’s report on Form 10-Q and the Company’s unaudited consolidated financial statements contained herein. For further information regarding the Company’s accounting policies, refer to the significant accounting policies included in the notes to the consolidated financial statements contained herein and in the Company’s report on Form 10-K/A for the year ended September 26, 2004.

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

	Thirteen Weeks
	2004	2005
	(as restated)	(as restated)
Sales	100.00%	100.00%
Gross profit	29.70	25.86
Operating expenses
Selling, general and administrative expenses	22.10	22.54
Depreciation and amortization	0.74	1.13
Operating profit	6.86	2.19
Interest income	0.04	0.14
Interest expense	(1.28)	(1.68)
Equity in earnings from unconsolidated affiliate	0.06	—
Other expenses, net	(0.05)	(0.01)
Income before income taxes	5.63%	0.64%

For fiscal 2005, the results of Santee, previously accounted for under the equity method of accounting, have been consolidated in the Company’s results of operations and all inter-company transactions have been eliminated (see notes to unaudited consolidated financial statements of the Company contained in this report on Form 10-Q/A).

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

Operating expenses include selling, general and administrative expenses, and depreciation and amortization. For the thirteen weeks ended December 26, 2004, selling, general and administrative expenses amounted to $189.2 million or 22.54% of sales compared to $226.9 million or 22.10% of sales for the thirteen weeks ended December 28, 2003.

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

Depreciation and amortization expenses amounted to $9.4 million for the thirteen weeks ended December 26, 2004 and $7.6 million for the thirteen weeks ended December 28, 2003. The increase in depreciation and amortization expense in fiscal 2005 was primarily due to an increase in fixed assets. Included in cost of goods sold is $3.1 million and $1.6 million of depreciation in the first quarters of fiscal 2005 and fiscal 2004, respectively, related to dairy production and warehousing and distribution activities.

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

Income before income taxes amounted to $5.4 million in the first quarter of 2005 and $57.8 million for the first quarter of 2004.

Net income for the first quarter of 2005 amounted to $3.3 million and $34.6 million for the first quarter of 2004.

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

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Contractual Cash Obligations (contd.)

(2) The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

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

Item 4. CONTROLS AND PROCEDURES

As of the quarter ended December 26, 2004, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q/A. During the quarter ended December 26, 2004, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies, except as noted below, or material weaknesses that would have required corrective actions to be taken.

In concluding that the Company did not have any material weaknesses in disclosure controls and procedures as of December 26, 2004, the Chief Executive Officer and the Chief Financial Officer considered, among other things, the significant deficiency related to the useful lives used to depreciate certain leasehold improvements which resulted in a need to restate previously issued financial statements. Taking into consideration that (i) the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) the cumulative impact of the restatement adjustments on shareholder’s deficit was not material to the financial statements of prior interim or annual periods; and (iii) the Company restated its previously issued financial statements because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s net income, the Chief Executive Officer and the Chief Financial Officer concluded that the control deficiency that resulted in the restatement of prior period financial statements was a significant deficiency but was not a material weakness.

Subsequent to December 26, 2004, the Chief Executive Officer and the Chief Financial Officer have caused additional disclosure controls and procedures to be implemented that have been designed to ensure that the useful lives used to depreciate leasehold improvements are in conformity with U.S. generally accepted accounting procedures. The Company believes that these additional disclosure controls and principles substantially correct any significant deficiency in existence prior to December 26, 2004 related to useful lives used to depreciate leasehold improvements.

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

On February 6, 2004, a final settlement agreement became effective between Markets and Hughes to resolve litigation matters and control of Santee. For a description of the Settlement Agreement see the footnote entitled “Santee” in the notes to the Consolidated Financial Statements (unaudited) contained in this Report on Form 10-Q/A.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K None

STATER BROS. HOLDINGS INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2005	/s/	Jack H. Brown

Jack H. Brown
Chairman of the Board, President,
and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2005	/s/	Phillip J. Smith

Phillip J. Smith
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)