Form 10-Q
period 2005-03-27
STATER BROS HOLDINGS INC
filed 2005-05-11
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or I5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.

As of May 11, 2005, there were issued and outstanding
38,301 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
March 27, 2005

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	Sept. 26,	Mar. 27,
	2004	2005
		(Unaudited)
Current assets
Cash and cash equivalents	$301,947	$246,359
Restricted cash	20,000	29,000
Receivables	39,258	41,640
Income tax receivables	—	7,532
Inventories	185,567	188,738
Prepaid expenses	8,847	11,110
Deferred income taxes	25,416	24,427

Total current assets	581,035	548,806

Property and equipment
Land	68,120	81,892
Buildings and improvements	252,715	271,628
Store fixtures and equipment	337,589	357,176
Property subject to capital leases	25,891	25,891

	684,315	736,587

Less accumulated depreciation and amortization	279,459	301,775

	404,856	434,812

Deferred debt issuance costs, net	21,891	20,532
Deferred income taxes, long-term	—	1,796
Other assets	6,339	6,239

	28,230	28,567

Total assets	$1,014,121	$1,012,185

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDER’S DEFICIT

	Sept. 26,	Mar. 27,
	2004	2005
		(Unaudited)
Current liabilities
Accounts payable	$142,077	$131,444
Accrued payroll and related expenses	55,049	53,848
Other accrued liabilities	62,745	63,297
Accrued income taxes	62	—
Current portion of capital lease obligations	1,247	1,170

Total current liabilities	261,180	249,759

Deferred income taxes	2,209	—
Long-term debt	700,000	700,000
Capital lease obligations, less current portion	9,470	8,894
Long-term portion of self-insurance and other reserves	35,654	38,719
Other long-term liabilities	45,249	47,591

Total liabilities	1,053,762	1,044,963

Stockholder’s deficit
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 38,301	—	—
Additional paid-in capital	9,740	9,740
Retained deficit	(49,381)	(42,518)

Total stockholder’s deficit	(39,641)	(32,778)

Total liabilities and stockholder’s deficit	$1,014,121	$1,012,185

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Mar. 28,	Mar. 27,
	2004	2005
	(as restated)
Sales	$989,418	$842,852
Cost of goods sold	693,079	624,610

Gross profit	296,339	218,242

Operating expenses:
Selling, general and administrative expenses	215,844	189,336
Depreciation and amortization	7,958	9,648

Total operating expenses	223,802	198,984

Operating profit	72,537	19,258

Interest income	464	1,469
Interest expense	(13,137)	(14,578)
Interest from debt redemption	(8,522)	—
Equity in earnings from unconsolidated affiliate	303	—
Other expenses – net	(256)	(184)

Income before income taxes	51,389	5,965

Income taxes	21,203	2,365

Net income	$30,186	$3,600

Earnings per share	$788.13	$93.99

Average common shares outstanding	38,301	38,301

Shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	26 Weeks Ended
	Mar. 28,	Mar. 27,
	2004	2005
	(as restated)
Sales	$2,015,971	$1,681,917
Cost of goods sold	1,414,750	1,246,666

Gross profit	601,221	435,251

Operating expenses:
Selling, general and administrative expenses	442,695	378,496
Depreciation and amortization	15,582	19,097

Total operating expenses	458,277	397,593

Operating profit	142,944	37,658

Interest income	848	2,661
Interest expense	(26,313)	(28,674)
Interest from debt redemption	(8,522)	—
Equity in earnings from unconsolidated affiliate	929	—
Other expenses -net	(709)	(299)

Income before income taxes	109,177	11,346

Income taxes	44,440	4,483

Net income	$64,737	$6,863

Earnings per share	$1,690.22	$179.19

Average common shares outstanding	38,301	38,301

Shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	26 Weeks Ended
	Mar. 28,	Mar. 27,
	2004	2005
	(as restated)
Operating activities:
Net income	$64,737	$6,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,729	25,226
Gain from litigation settlement	(22,371)	—
Deferred income taxes	(126)	(3,016)
Loss on disposals of assets	734	388
Net undistributed gain in investment in unconsolidated affiliate	(929)	—
Changes in operating assets and liabilities:
Increase in restricted cash	(20,000)	(9,000)
(Increase) decrease in receivables	6,818	(2,382)
(Increase) decrease in income tax receivables	4,354	(7,532)
Increase in inventories	(21,437)	(3,171)
Increase in prepaid expenses	(2,440)	(2,263)
Decrease in other assets	11,944	1,459
Increase (decrease) in accounts payable	17,315	(10,633)
Increase (decrease) in income taxes payable	12,538	(62)
Increase in accrued liabilities, long-term portion of self-insurance reserves and other liabilities	55,002	4,758

Net cash provided by operating activities	125,868	635

Investing activities:
Purchase of property and equipment	(34,731)	(55,606)
Proceeds from sale of property and equipment	33	36

Net cash used in investing activities	(34,698)	(55,570)

Financing activities:
Principal payments on capital lease obligations	(593)	(653)
Principal payments on long-term debt	(53,500)	—
Proceeds from equipment financing	506	—

Net cash used in financing activities	(53,587)	(653)

Net increase (decrease) in cash and cash equivalents	37,583	(55,588)

Cash and cash equivalents at beginning of period	111,152	301,947

Cash and cash equivalents at end of period	$148,735	$246,359

Interest paid	$34,746	$26,917
Income taxes paid	$27,500	$15,165

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 27, 2005

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 27, 2005 are not necessarily indicative of the results that may be expected for the year ending September 25, 2005.

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

Note 2 - Restatement of Previously Issued Financial Statements

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

     The Company has restated its consolidated statements of income and cash flows for the thirteen and twenty-six week periods ended March 28, 2004 in order to correct the accounting error noted above. The effect of the correction was a reduction in net income of $93,000 and $185,000 in the thirteen and twenty-six week fiscal periods ended March 28, 2004, respectively. For further information regarding the restatement of previous periods refer to the consolidated financial statements and footnotes thereto included in Stater Bros. Holdings Inc.’s report on Form 10-K/A for the year ended September 26, 2004.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 27, 2005

Note 2 - Restatement of Previously Issued Financial Statements (contd.)

     The following is a summary of the effect of these accounting changes on the Company’s consolidated statement of income for the thirteen week period ended March 28, 2004 (in thousands, except per share amount):

	As Previously
	Reported	Adjustments	Restated
Selling, general and administrative expenses	$215,886	$(42)	$215,844
Depreciation and amortization	7,760	198	7,958
Total operating expenses	223,646	156	223,802
Operating profit	72,693	(156)	72,537
Income before income taxes	51,545	(156)	51,389
Income taxes	21,266	(63)	21,203
Net income	$30,279	$(93)	$30,186

Earnings per common share	$790.55	$(2.42)	$788.13

     The following is a summary of the effect of these accounting changes on the Company’s consolidated statement of income for the twenty-six week period ended March 28, 2004 (in thousands, except per share amount):

	As Previously
	Reported	Adjustments	Restated
Selling, general and administrative expenses	$442,780	$(85)	$442,695
Depreciation and amortization	15,186	396	15,582
Total operating expenses	457,966	311	458,277
Operating profit	143,255	(311)	142,944
Income before income taxes	109,488	(311)	109,177
Income taxes	44,566	(126)	44,440
Net income	$64,922	$(185)	$64,737

Earnings per common share	$1,695.05	$(4.83)	$1,690.22

     The following is a summary of the effect of these accounting changes on the Company’s consolidated statement of cash flows for the twenty-six week period ended March 28, 2004 (in thousands):

	As Previously
	Reported	Adjustments	Restated
Net income	$64,922	$(185)	$64,737
Depreciation and amortization	19,333	396	19,729
Deferred income taxes	—	(126)	(126)
Accrued liabilities, long-term portion of self insurance reserves and other liabilities	55,087	(85)	55,002
Net cash provided by operating activities	$125,868	$—	$125,868

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 27, 2005

Note 3 – Use of Estimates

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

Note 5 – Retirement Plans

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

Net periodic pension cost included the following components:

	13 Weeks Ended		26 Weeks Ended
	Mar. 28,	Mar. 27,	Mar. 28,	Mar. 27,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Service cost – benefits earned during the period	$571	$604	$1,143	$1,207
Interest cost on projected benefit obligation	613	696	1,226	1,391
Actual return on assets	(498)	(394)	(996)	(779)
Net amortization and deferral	6	—	13	—
Recognized gains or losses	158	192	315	384
Prior service cost recognized	—	—	—	(1)

Net periodic pension cost	$850	$1,098	$1,701	$2,202

Assumptions used for accounting were:
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	7.00%	5.00%	7.00%	5.00%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 27, 2005

Note 6 – Santee

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

     Through the Settlement Agreement, Hughes relinquished its interest in Santee to Markets. The Settlement Agreement’s effective date was the close of business on February 6, 2004. In the second quarter of fiscal 2004, the Company incurred legal fees of $500,000 related to the Settlement Agreement. In addition, the Company, through Santee, made payments, aggregating $500,000, to four Directors of Santee who had been named by Hughes as defendants in litigation settled by the Settlement Agreement. Three of the four Directors are related parties to the Company. The net consideration received by the Company under the Settlement Agreement was $22.4 million, which was recorded as a gain in fiscal 2004 in the unaudited Consolidated Statements of Income under the line item “Selling, general and administrative expenses.”

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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
(Unaudited)
March 27, 2005

Note 6 – Santee (contd.)

     Previously, Markets accounted for Santee under the equity method of accounting as Markets owned 50% of the stock and did not exercise control over Santee. The dissolution of SDL and the retirement of the Hughes’ shares gave Markets 100% direct ownership of Santee and caused a change in control of Santee. The change in control triggered the early payment requirement of the Santee Notes, which included a make-whole provision. In order to finance the payment of the Santee Notes and the make-whole payment, Markets loaned Santee $55.0 million. On February 6, 2004, Santee redeemed all of the outstanding $53.5 million Santee Notes and paid a make-whole fee of $8.5 million.

     The Company recognized equity in earnings from unconsolidated affiliate of $303,000 and $929,000 for the thirteen and twenty-six weeks ended March 28, 2004, respectively. Santee has been included as a wholly-owned subsidiary of the Company for all of fiscal 2005.

     The following table provides supplemental pro forma results of operations presented as though Santee had been consolidated as of the beginning of the reporting periods.

Condensed Pro Forma Results of Operations
(in thousands, except per share amounts)

	13 Weeks Ended	26 Weeks Ended
	Mar. 28,	Mar. 28,
	2004	2004
	(as restated)	(as restated)

Sales	$1,000,903	$2,062,365

Income before income taxes	$51,854	$111,098

Net income	$30,345	$65,521

Earnings per share	$792.28	$1,710.69

Note 7 – Issuance of Debt and Early Extinguishment of Debt

     On June 17, 2004, the Company issued $525.0 million of 8.125% Senior Notes due June 15, 2012 and $175.0 million Floating Rate Senior Notes due June 15, 2010. Both the 8.125% Senior Notes and the Floating Rate Senior Notes were unregistered at the time of issuance. On October 4, 2004, the Company exchanged the unregistered 8.125% Senior Notes due June 15, 2012 and the unregistered Floating Rate Senior Notes due June 15, 2010 for substantially identical registered 8.125% Senior Notes due June 15, 2012 and registered Floating Rate Senior Notes due June 15, 2010. These Notes are jointly and severally guaranteed by Stater Bros. Markets, Santee Dairies, Inc. and Stater Bros. Development, Inc. (each a “subsidiary guarantor,” and collectively, the “subsidiary guarantors”). The interest rate on the Floating Rate Senior Notes as of March 27, 2005 was 6.51%. The Company incurred $22.7 million of debt issuance costs related to the issuance of these notes which is being amortized over the term of the respective notes.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 27, 2005

Note 7 – Issuance of Debt and Early Extinguishment of Debt (contd.)

     On June 17, 2004, the Company used part of the proceeds from the issuance of these notes for the purchase of $397.8 million of the 10.75% Senior Notes due August 2006, the payment of tender premium, fees and accrued interest on the purchased 10.75% Senior Notes, the early retirement of the $20.0 million 5.0% Subordinated Note due March 2007 and the payment of a $45.0 million dividend to La Cadena Investments, the sole stockholder of the Company.

     On August 16, 2004, the Company redeemed the remaining $41.0 million of outstanding 10.75% Notes and paid accrued interest and a make-whole fee.

Note 8 – Corporate Office and Distribution Facilities

     Markets plans to build new corporate office and distribution facilities on approximately 160 acres of real property located on the former Norton Air Force Base (“the NAFB”) in the City of San Bernardino, California. Markets has entered into an Owner Participation Agreement with the Inland Valley Development Agency, a joint powers agency (“the IVDA”), which is the entity responsible for the redevelopment of the NAFB, to acquire approximately 93 acres of the project property owned by the IVDA. As a component of this agreement the IVDA is completing an agreement with a sister governmental agency for acquisition of an additional 51 acres that would be transferred or leased to Markets with a purchase option. Of the 160 acre project site, four parcels consisting of approximately 16 acres are privately owned. Markets has acquired two of these parcels and is negotiating the acquisition of the two remaining privately held parcels consisting of approximately 7.6 acres. The agreement with the IVDA requires Markets to acquire those parcels not owned by the IVDA, to relocate all tenants and other business owners occupying buildings on the project property, to construct and complete the corporate office and distribution facilities and to obtain all City of San Bernardino building permits and entitlements required for construction of the project. Markets has also entered into an agreement with Hillwood/San Bernardino LLC (“Hillwood”), the master developer of the NAFB, for infrastructure improvements. Under the Hillwood agreement, Markets will share costs associated with the infrastructure improvements for water, sewer, streets and utilities, which will be required by the City of San Bernardino for the project. Markets, after completion of the acquisition of the project property, will secure its commitment with Hillwood for infrastructure improvements by the posting of either cash or letters of credit in the approximate amount of $7.5 million.

     The NAFB site will be used to relocate and consolidate Markets’ corporate office and all distribution facilities to a single integrated facility from the 13 distribution buildings at 7 different locations in 4 cities currently in use. This site is located within eight miles of the main distribution facility in Colton, so there will be no change in the average distance between the new facility and Markets’ retail supermarkets. The facility will consist of approximately 2.1 million square feet and will include Markets’ corporate office, training facilities, truck maintenance and other support facilities required for consolidation of all of its Southern California office, distribution and maintenance operations. Taking into account the increased cost of raw materials including steel, concrete and asphalt, the projected net cost of the facility is approximately $220 million. Construction of the facility will be in three components: 1 – corporate office; 2 – dry goods warehouse; and 3 – perishable building. Construction of the first component is planned to commence in September of 2005 with completion in the fall of 2006; construction of the second component is planned to commence in February of 2006 with completion in the summer of 2007; and construction of the third component is planned to commence April of 2006 with completion in the fall of 2007.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I – FINANCIAL INFORMATION (contd.)

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

Self-Insurance Reserves

The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. In recent years, the Company and employers within the State of California as a whole have seen significant increases in the severity of workers’ compensation claims. While the Company has factored these increases into its estimates of ultimate loss, no assurance can be given that future events will not require a change in these estimates. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.5%. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. For fiscal 2005, if a rate of 4.5% was used to discount the reserves, the reserves for self-insurance would have been $828,000 higher than the reserves calculated at a 5.5% discount rate. If a rate of 6.5% was used to discount the reserves for fiscal 2005, the reserves for self-insurance would be $786,000 lower than the reserves calculated at a 5.5% discount rate.

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

For the twenty-six week period ending March 27, 2005, the discount rate used to calculate the net periodic pension cost was 6.0%. If the rate used to discount the net periodic pension cost was 5.0%, net periodic pension cost for the twenty-six week period would have been $326,000 higher than the cost calculated at a 6.0% discount rate. If the rate used to calculate the net periodic pension cost was 7.0%, net periodic pension cost for the twenty-six week period would have been $273,000 lower than the cost calculated at the 6.0% discount rate.

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

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and twenty-six weeks ended March 28, 2004 and March 27, 2005.

	Thirteen Weeks		Twenty-six Weeks
	2004	2005	2004	2005
Sales	100.00%	100.00%	100.00%	100.00%
Gross profit	29.95	25.89	29.82	25.88
Operating expenses:
Selling, general and administrative expenses	21.82	22.46	21.96	22.50
Depreciation and amortization	0.80	1.15	0.77	1.14
Operating profit	7.33	2.28	7.09	2.24
Interest income	0.05	0.17	0.04	0.16
Interest expense	(1.33)	(1.73)	(1.31)	(1.70)
Interest from debt redemption	(0.86)	—	(0.42)	—
Equity in unconsolidated affiliate	0.03	—	0.05	—
Other expenses – net	(0.03)	(0.01)	(0.03)	(0.03)
Income before income taxes	5.19%	0.71%	5.42%	0.67%

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

Sales for the thirteen weeks ended March 27, 2005, the second quarter of fiscal 2005, decreased $146.6 million or 14.81% and amounted to $842.9 million compared to $989.4 million for the same period in the prior year. Sales for the twenty-six weeks ended March 27, 2005 decreased $334.1 million or 16.57% and amounted to $1,681.9 million compared to $2,016.0 million for the same period in the prior year. The sales decrease in fiscal 2005 was partially offset by Santee being consolidated for the entire thirteen and twenty-six weeks in fiscal 2005 versus being consolidated for only a portion of the thirteen and twenty-six weeks of fiscal 2004. The consolidation of Santee for the entire fiscal period increased sales over prior year sales by $12.4 million or 1.28% and $40.3 million or 2.01% for the thirteen and twenty-six week periods of fiscal 2005, respectively. Like store sales decreased $178.0 million or 18.35% for the second quarter of fiscal 2005 over the prior year. In the twenty-six weeks ended March 27, 2005, total like store sales decreased $405.2 million or 20.31%. The decrease in like store sales for the thirteen and twenty-six week periods ended March 27, 2005 is primarily the result of increased sales during the labor dispute in fiscal 2004 versus more normalized sales in fiscal 2005. While sales have decreased in fiscal 2005 over fiscal 2004, the Company has been able to retain some of the customers picked up during the labor dispute. The Company opened four new stores in Southern California, since the beginning of the second quarter of fiscal 2004, increasing sales for the thirteen weeks ended March 27, 2005 by approximately $21.6 million. The closure of one store in September 2004 decreased second quarter fiscal 2005 sales by approximately $2.5 million when compared to the prior year.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Gross profit for the thirteen weeks ended March 27, 2005, amounted to $218.2 million or 25.89% of sales compared to $296.3 million or 29.95% of sales in the same period of the prior year. Gross profit for the twenty-six weeks ended March 27, 2005 amounted to $435.3 million or 25.88% of sales compared to $601.2 million or 29.82% of sales in the same period of the prior year. Gross profit, as a percentage of sales, in the current year compared to the prior year decreased 4.06% and 3.94% for the thirteen and twenty-six weeks, respectively. The consolidation of Santee in fiscal 2005 decreased gross profit, as a percentage of sales, by approximately 0.43% and 0.42% in the thirteen and twenty-six weeks, respectively. In fiscal 2004, the Company was able to leverage warehouse and transportation expenses against the increased sales volume experienced during the labor dispute. Second quarter 2005 warehouse and transportation costs were 3.56% of sales compared to 3.23% of sales for the same period in 2004. For the twenty-six weeks ended March 27, 2005, warehouse and transportation costs were 3.66% of sales compared to 3.16% of sales for the same period in 2004. Gross profit, after the effect of warehouse and transportation costs and Santee, decreased 3.30% and 3.02%, as a percentage of sales, for the thirteen and twenty-six weeks ending March 27, 2005, respectively, compared to the prior year. This decrease is attributed in part to the Company having a higher gross profit during the labor dispute as shrink, primarily in the perishable departments, was reduced as a result of increased inventory turns. The remaining decrease in gross profit is attributed to continued price reductions in fiscal 2005 as the Company responds to competitive pressures to retain sales volume.

Operating expenses include selling, general and administrative expenses, and depreciation and amortization. For the thirteen weeks ended March 27, 2005, selling, general and administrative expenses amounted to $189.3 million or 22.46% of sales compared to $215.8 million or 21.82% of sales for the thirteen weeks ended March 28, 2004. For the twenty-six weeks ended March 27, 2005, selling, general and administrative expenses amounted to $378.5 million or 22.50% of sales compared to $442.7 million or 21.96% of sales for the same period of 2004.

The increase in selling, general and administrative expenses, as a percentage of sales, for the thirteen week period of the current year compared to the prior year included a gain from litigation settlement of 2.30% of sales in fiscal 2004 with no gain from litigation settlement in fiscal 2005; a reduction of 2.76% of sales due to one time special payments in fiscal 2004 related to the labor dispute and contract ratification; an increase of 0.38%, as a percentage of sales, in remaining payroll related cost in the current year over the prior year; and an increase in the current year over the prior year in advertising related costs of 0.30%, as a percentage of sales. In addition, certain operating costs such as electricity, facility rents and general insurance increased cumulatively by only $42,000 in fiscal 2005 compared to fiscal 2004, however, due to the decreased sales volume in fiscal 2005, these expenses, as a percentage of sales, increased 0.43%.

The increase in selling, general and administrative expenses, as a percentage of sales, for the twenty-six week period of fiscal 2005 compared to fiscal 2004 included a gain from litigation settlement of 1.12% of sales with no gain from litigation settlement in fiscal 2004; a reduction of 1.70% of sales due to one time special payments in fiscal 2004 related to the labor dispute and contract ratification; an increase of 0.48%, as a percentage of sales, in remaining payroll related costs in the current year over the prior year; and an increase in fiscal 2005 over fiscal 2004 in advertising related costs of 0.30%, as a percentage of sales. In addition, certain operating costs such as electricity, facilities rent and general insurance in total decreased $864,000 in fiscal 2005 compared to fiscal 2004, however, due to the decrease in sales volume in fiscal 2005, these expenses, as a percentage of sales, increased 0.44%.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

The amount of salaries, wages and administrative costs associated with the purchase of the Company’s products included in selling, general and administrative expenses for the second quarters of fiscal 2005 and fiscal 2004 is $287,000 and $269,000, respectively and $584,000 and $522,000 for the twenty-six weeks ended March 27, 2005 and March 28, 2004, respectively.

Depreciation and amortization expenses amounted to $9.6 million for the thirteen weeks ended March 27, 2005 and $8.0 million for the thirteen weeks ended March 28, 2004. Depreciation and amortization expenses amounted to $19.1 million for the twenty-six weeks ended March 27, 2005 and $15.6 million for the twenty-six weeks ended March 28, 2004. The increase in depreciation and amortization expense in fiscal 2005 was primarily due to an increase in fixed assets. Included in cost of goods sold is $3.1 million and $2.5 million of depreciation in the second quarters of fiscal 2005 and fiscal 2004, respectively, and $6.1 million and $4.1 million in the twenty-six week periods of fiscal 2005 and fiscal 2004, respectively, related to dairy production and warehousing and distribution activities.

Interest expense amounted to $14.6 million for the second quarter of 2005 compared to $13.1 million for the second quarter of 2004. For the fiscal year-to-date of 2005 and 2004, interest expense was $28.7 million and $26.3 million, respectively. In fiscal 2004, the Company paid a make-whole payment of $8.5 million related to Santee’s redemption of all outstanding Santee Notes. The make-whole payment has been classified under interest from debt redemption.

The Company’s equity in earnings from unconsolidated affiliate amounted to $303,000 for the second quarter and $929,000 for the year-to-date of fiscal 2004. There was no equity in earnings from unconsolidated affiliate in fiscal 2005 as Santee has been consolidated into the Company’s results of operations since February 6, 2004.

Income before income taxes amounted to $6.0 million and $11.3 million in the thirteen and twenty-six weeks ending March 27, 2005, respectively, and $51.4 million and $109.2 million in the thirteen and twenty-six weeks ending March 28, 2004, respectively.

Net income for the second quarter amounted to $3.6 million and $30.2 million for 2005 and 2004, respectively. Net income for the year-to-date periods amounted to $6.9 million and $64.7 million for 2005 and 2004, respectively.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended and restated on June 17, 2004 expires in March 2007 and consists of a revolving loan facility for working capital and letters of credit of $75.0 million. As of March 27, 2005, the Company had $46.9 million of outstanding letters of credit and had $28.1 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements.

Santee’s revolving line of credit includes a credit line of up to $5.0 million all of which may be used to secure letters of credit. As of March 27, 2005, Santee had $2.1 million of outstanding letters of credit in support of workers’ compensation liabilities and had $2.8 million available under the revolving loan facility. Santee’s revolving line of credit expires in May 2007.

The Company had no short-term borrowings outstanding as of March 27, 2005 and did not incur any short-term borrowings during the twenty-six week period ended March 27, 2005.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of March 27, 2005.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	l Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due June 2012
Principal	$525,000	$—	$—	$—	$525,000
Interest	319,922	42,656	85,313	85,313	106,640

	844,922	42,656	85,313	85,313	631,640

Floating Rate Senior Notes due June 2010 (1)
Principal	175,000	—	—	—	175,000
Interest	60,697	11,551	23,133	23,101	2,912

	235,697	11,551	23,133	23,101	177,912

Capital lease obligations (2)
Principal	10,064	1,170	2,129	2,305	4,460
Interest	7,190	1,475	2,489	1,884	1,342

	17,254	2,645	4,618	4,189	5,802

Operating leases (2)	249,051	34,645	56,394	36,103	121,909

Total contractual cash obligations	$1,346,924	$91,497	$169,458	$148,706	$937,263

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	l Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (3)	$49,040	$49,040	$—	$—	$—

Total other commercial commitments	$49,040	$49,040	$—	$—	$—

(l)    Interest on the Floating Rate Notes is based on the Three-month LIBOR plus 3.50% and is set quarterly based on the Three-month LIBOR rate for the second London Banking Day preceding each interest period. The floating interest rate at March 27, 2005 was 6.51%.

Notes continued on next page

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Contractual Cash Obligations (contd.)

(2)    The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain leases provide for additional rents based on sales. Initial lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(3)    Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between September 2005 and February 2006.

Working capital amounted to $299.0 million at March 27, 2005 and $319.9 million at September 26, 2004, and the Company’s current ratios were 2.20:1 and 2.22:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.

Net cash provided by operating activities for the twenty-six weeks ended March 27, 2005 was $635,000 as compared to $125.9 million for the twenty-six weeks ended March 28, 2004. Cash flow from operations was negatively impacted primarily by a significant decline in net income in fiscal 2005 as compared to fiscal 2004 as a result of the higher net income in fiscal 2004 from the labor dispute. In addition to the substantial decrease in net income, cash was negatively impacted by a decrease in accounts payable due to the timing of payments for product purchases, an increase in income tax receivable, a decrease in income taxes payable due to the timing of estimated tax payments, and the transfer of funds from cash and cash equivalents to restricted cash as collateral for current year workers’ compensation reserve requirements.

Other significant uses of cash included $31.0 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. In addition, $24.6 million was expended on the Company’s new corporate office and distribution facilities, which are being funded by cash allocated from the proceeds from the issuance of the 8.125% Senior Notes and Floating Rate Senior Notes. Management estimates that remaining fiscal 2005 expenditures for the new corporate office and distribution facilities will be $32.4 million, which is expected to be funded from cash on hand.

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

Issuance of Debt and Early Retirement of Debt

On June 17, 2004, the Company issued $525.0 million of 8.125% Senior Notes due June 15, 2012 and $175.0 million Floating Rate Senior Notes due June 15, 2010. The 8.125% Senior Notes and the Floating Rate Senior Notes were unregistered at the time of issuance. On October 4, 2004, the Company exchanged the unregistered 8.125% Senior Notes due June 15, 2012 and the unregistered Floating Rate Senior Notes due June 15, 2010 for substantially identical registered 8.125% Senior Notes due June 15, 2012 and registered Floating Rate Senior Notes due June 15, 2010. These Notes are jointly and severally guaranteed by Stater Bros. Markets, Santee Dairies, Inc. and Stater Bros. Development, Inc. (each a “subsidiary guarantor,” and collectively, the “subsidiary guarantors”). The interest rate on the Floating Rate Senior Notes as of March 27, 2005 was 6.51%. The Company incurred $22.7 million of debt issuance costs related to the issuance of these notes which is being amortized over the term of the respective notes.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

On June 17, 2004, the Company used part of the proceeds from the issuance of these notes for the purchase of $397.8 million of the 10.75% Senior Notes due August 2006, the payment of tender premium, fees and accrued interest on the purchased 10.75% Senior Notes, the early retirement of the $20.0 million 5.0% Subordinated Note due March 2007 and the payment of a $45.0 million dividend to La Cadena Investments, the sole stockholder of the Company.

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

In November 2004, Santee entered into a revolving line of credit with Bank of America (“the Revolver”), Under the Revolver, Santee may borrow up to $5.0 million all of which may be used to secure letters of credit. Letters of credit under the Revolver are expected to be used for workers’ compensation insurance obligations and for general corporate purposes. Borrowings under the Revolver are secured by the receivables of Santee. The Revolver is scheduled to expire on May 31, 2007.

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

As of March 27, 2005, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 8.125% Senior Notes due 2012 and its Floating Rate Senior Notes due 2010. As of March 27, 2005, the Company was in compliance with all such covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

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
MARCH 27, 2005

PART I — FINANCIAL INFORMATION (contd.)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to interest rate risk on its Floating Rate Senior Notes due June 2010. The Company’s interest expense on the Floating Rate Senior Notes due June 2010 will increase as interest rates rise and will decrease as interest rates decline. Interest on the Floating Rate Senior Notes due June 2010 is based upon the Three-month LIBOR plus 3.50%. As of March 27, 2005, the floating interest rate was 6.51%. In addition, the Company is subject to interest rate risk on its fixed interest rate debt obligations. The Company’s fixed rate debt obligations are comprised of the 8.125% Senior Notes due June 2012 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. The Company has not engaged in any interest swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk.

Item 4. CONTROLS AND PROCEDURES

As of the quarter ended March 27, 2005, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. During the quarter ended March 27, 2005, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken.

STATER BROS. HOLDINGS INC.

MARCH 27, 2005

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

For a description of legal proceedings, please refer to the footnote entitled “Litigation Matters” contained in the Notes to Consolidated Financial Statements section of the Company’s Form 10-K/A for the fiscal year ended September 26, 2004.

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
None.

STATER BROS. HOLDINGS INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2005	/s/	Jack H. Brown

Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2005	/s/	Phillip J. Smith

Phillip J. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)