Form 10-Q
period 2005-06-26
STATER BROS HOLDINGS INC
filed 2005-08-03
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2005
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition from ________________ to ________________
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
As of August 3, 2005, there were issued and outstanding
38,301 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
June 26, 2005

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 26,	June 26,
	2004	2005
		(Unaudited)
Current assets
Cash and cash equivalents	$301,947	$253,501
Restricted cash	20,000	29,000
Receivables	39,258	36,874
Income tax receivables	—	141
Inventories	185,567	188,522
Prepaid expenses	8,847	8,628
Deferred income taxes	25,416	23,963

Total current assets	581,035	540,629

Property and equipment
Land	68,120	87,626
Buildings and improvements	252,715	281,377
Store fixtures and equipment	337,589	365,396
Property subject to capital leases	25,891	25,891

	684,315	760,290

Less accumulated depreciation and amortization	279,459	312,225

	404,856	448,065

Deferred debt issuance costs, net	21,891	19,766
Deferred income taxes, long-term	—	4,748
Other assets	6,339	6,339

	28,230	30,853

Total assets	$1,014,121	$1,019,547

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S DEFICIT

	Sept. 26,	June 26,
	2004	2005
		(Unaudited)
Current liabilities
Accounts payable	$142,077	$136,839
Accrued payroll and related expenses	55,049	54,936
Other accrued liabilities	62,745	52,423
Accrued income taxes	62	—
Current portion of capital lease obligations	1,247	1,165

Total current liabilities	261,180	245,363

Deferred income taxes	2,209	—
Long-term debt	700,000	700,000
Capital lease obligations, less current portion	9,470	8,592
Long-term portion of self-insurance and other reserves	35,654	41,306
Other long-term liabilities	45,249	49,788

Total liabilities	1,053,762	1,045,049

Stockholder’s deficit
Common Stock, $0.01 par value: Authorized shares - 100,000 Issued and outstanding shares - 0	—	—
Class A Common Stock, $0.01 par value: Authorized shares - 100,000 Issued and outstanding shares - 38,301	—	—
Additional paid-in capital	9,740	9,740
Retained deficit	(49,381)	(35,242)

Total stockholder’s deficit	(39,641)	(25,502)

Total liabilities and stockholder’s deficit	$1,014,121	$1,019,547

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	June 27,	June 26,
	2004	2005
	(as restated)
Sales	$847,984	$840,430
Cost of goods sold	623,261	608,835

Gross profit	224,723	231,595

Operating expenses:
Selling, general and administrative expenses	188,323	196,380
Depreciation and amortization	8,339	10,090

Total operating expenses	196,662	206,470

Operating profit	28,061	25,125

Interest income	157	1,864
Interest expense	(13,103)	(14,530)
Interest expense related to debt purchase	(25,495)	—
Other expenses — net	(308)	(282)

Income (loss) before income taxes (benefit)	(10,688)	12,177

Income taxes (benefit)	(4,826)	4,901

Net income (loss)	$(5,862)	$7,276

Earnings (loss) per share	$(153.05)	$189.97

Dividends per share	$1,174.90	$—

Average common shares outstanding	38,301	38,301

Shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	39 Weeks Ended
	June 27,	June 26,
	2004	2005
	(as restated)
Sales	$2,863,955	$2,522,347
Cost of goods sold	2,038,011	1,855,501

Gross profit	825,944	666,846

Operating expenses:
Selling, general and administrative expenses	631,018	574,876
Depreciation and amortization	23,921	29,187

Total operating expenses	654,939	604,063

Operating profit	171,005	62,783

Interest income	1,005	4,525
Interest expense	(39,416)	(43,204)
Interest expense related to debt purchase	(34,017)	—
Equity in earnings from unconsolidated affiliate	929	—
Other expenses — net	(1,017)	(581)

Income before income taxes	98,489	23,523
Income taxes	39,614	9,384

Net income	$58,875	$14,139

Earnings per share	$1,537.17	$369.15

Dividends per share	$1,174.90	$—

Average common shares outstanding	38,301	38,301

Shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	39 Weeks Ended
	June 27,	June 26,
	2004	2005
	(as restated)
Operating activities:
Net income	$58,875	$14,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,147	38,373
Gain from litigation settlement	(22,371)	—
Deferred income taxes	(896)	(5,504)
Loss on disposals of assets	1,115	719
Net undistributed gain in investment in unconsolidated affiliate	(929)	—
Changes in operating assets and liabilities:
Increase in restricted cash	(20,000)	(9,000)
Decrease in receivables	1,276	2,384
Increase in income tax receivables	(4,931)	(141)
Increase in inventories	(15,285)	(2,955)
(Increase) decrease in prepaid expenses	(3,311)	219
Decrease in other assets	12,944	2,057
Increase (decrease) in accounts payable	26,693	(5,238)
Decrease in income taxes payable	—	(62)
Increase (decrease) in accrued liabilities, long-term portion of self-insurance reserves and other liabilities	52,274	(244)

Net cash provided by operating activities	116,601	34,747

Investing activities:
Purchase of property and equipment	(45,389)	(82,270)
Proceeds from sale of property and equipment	124	37

Net cash used in investing activities	(45,265)	(82,233)

Financing activities:
Proceeds from issuance of long-term debt	700,000	—
Proceeds from equipment financing	718	—
Debt issuance costs	(22,318)	—
Amortization of debt issuance costs related to debt purchase	8,599	—
Premium, fees and make-whole payments related to debt purchase	(25,418)	—
Principal payments on long-term debt	(471,300)	—
Principal payments on capital lease obligations	(858)	(960)
Dividends paid	(45,000)	—

Net cash provided by (used in) financing activities	144,423	(960)

Net increase (decrease) in cash and cash equivalents	215,759	(48,446)

Cash and cash equivalents at beginning of period	111,152	301,947

Cash and cash equivalents at end of period	$326,911	$253,501

Interest paid	$66,505	$51,550
Income taxes paid	$42,200	$15,165
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 26, 2005
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications, none of which affected net income (loss) or retained deficit, have been made to prior period amounts to conform to the current period financial statement presentation. Operating results for the thirteen and thirty-nine weeks ended June 26, 2005 are not necessarily indicative of the results that may be expected for the year ending September 25, 2005.
     The consolidated balance sheet at September 26, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     For further information, refer to the consolidated financial statements and footnotes thereto included in Stater Bros. Holdings Inc.’s (the “Company”) report on Form 10-K/A for the year ended September 26, 2004.
Note 2 – Restatement of Previously Issued Financial Statements
     As a result of a letter issued by the Chief Accountant of the Securities and Exchange Commission dated February 7, 2005 to the American Institute of Certified Public Accountants wherein the Chief Accountant clarified accounting for leases under U.S. generally accepted accounting principles and other recent interpretations regarding certain operating lease accounting issues, the Company completed a review of its accounting for leases and leasehold improvements underlying its leases. As a result of this review, management determined that the useful lives used to depreciate certain leasehold improvements were in excess of either their economic useful life, the initial lease term for assets placed in service at the commencement of the lease or the remaining lease term including any option periods that were reasonably assured of being exercised for other leaseholds and were not consistent with the views expressed by the Chief Accountant of the Securities and Exchange Commission and that a restatement of previously issued financial statements was required.
     The Company has restated its consolidated statement of operations for the thirteen week period ended June 27, 2004 and its consolidated statement of income and cash flows for the thirty-nine week period ended June 27, 2004 in order to correct the accounting error noted above. The effect of the correction was an increase to net loss of $89,000 for the thirteen week period ended June 27, 2004 and a reduction in net income of $274,000 for the thirty-nine week period ended June 27, 2004. For further information regarding the restatement of previous periods refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K/A for the year ended September 26, 2004.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 26, 2005
Note 2 – Restatement of Previously Issued Financial Statements (contd.)
     The following is a summary of the effect of these accounting changes on the Company’s consolidated statement of operations for the thirteen week period ended June 27, 2004 (in thousands, except per share amount):

	As Previously
	Reported	Adjustments	Restated
Selling, general and administrative expenses	$188,365	$(42)	$188,323
Depreciation and amortization	8,145	194	8,339
Total operating expenses	196,510	152	196,662
Operating profit	28,213	(152)	28,061
Loss before income tax benefit	(10,536)	(152)	(10,688)
Income tax benefit	(4,763)	(63)	(4,826)
Net loss	$(5,773)	$(89)	$(5,862)

Loss per common share	$(150.73)	$(2.32)	$(153.05)
     The following is a summary of the effect of these accounting changes on the Company’s consolidated statement of income for the thirty-nine week period ended June 27, 2004 (in thousands, except per share amount):

	As Previously
	Reported	Adjustments	Restated
Selling, general and administrative expenses	$631,145	$(127)	$631,018
Depreciation and amortization	23,331	590	23,921
Total operating expenses	654,476	463	654,939
Operating profit	171,468	(463)	171,005
Income before income taxes	98,952	(463)	98,489
Income taxes	39,803	(189)	39,614
Net income	$59,149	$(274)	$58,875

Earnings per common share	$1,544.32	$(7.15)	$1,537.17
     The following is a summary of the effect of these accounting changes on the Company’s consolidated statement of cash flows for the thirty-nine week period ended June 27, 2004 (in thousands):

	As Previously
	Reported	Adjustments	Restated
Net income	$59,149	$(274)	$58,875
Depreciation and amortization	30,557	590	31,147
Deferred income taxes	(707)	(189)	(896)
Accrued liabilities, long-term portion of self insurance reserves and other liabilities	52,401	(127)	52,274
Net cash provided by operating activities	$116,601	$—	$116,601

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 26, 2005
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
Net periodic pension cost included the following components:

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 26,	June 27,	June 26,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Service cost — benefits earned during the period	$521	$603	$1,664	$1,810
Interest cost on projected benefit obligation	641	695	1,867	2,086
Actual return on assets	(462)	(388)	(1,458)	(1,167)
Net amortization and deferral	7	—	20	—
Recognized gains or losses	225	192	540	576
Prior service cost recognized	(1)	(1)	(1)	(2)

Net periodic pension cost	$931	$1,101	$2,632	$3,303

Assumptions used for accounting were:
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	7.00%	5.00%	7.00%	5.00%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 26, 2005
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 26, 2005
Note 6 – Santee (contd.)
     Previously, Markets accounted for Santee under the equity method of accounting as Markets owned 50% of the stock and did not exercise control over Santee. The dissolution of SDL and the retirement of the Hughes’ shares gave Markets 100% direct ownership of Santee and caused a change in control of Santee. The change in control triggered the early payment requirement of the Santee Notes, which included a make-whole provision. In order to finance the payment of the Santee Notes and the make-whole payment, Markets loaned Santee $55.0 million. On February 6, 2004, Santee redeemed all of the outstanding $53.5 million Santee Notes and paid a make-whole fee of $8.5 million. The make-whole fee was recorded as a component of interest expense related to debt purchase for the thirty-nine weeks ended June 27, 2004 in the unaudited Consolidated Statements of Income of the Company.
     The Company recognized equity in earnings from unconsolidated affiliate of $929,000 for the thirty-nine weeks ended June 27, 2004. Santee has been included as a wholly-owned subsidiary of the Company for the entire thirteen week period ended June 27, 2004 and for all of fiscal year 2005.
     The following table provides supplemental pro forma results of operations presented as though Santee had been consolidated as of the beginning of the reporting period.
Condensed Pro Forma Results of Operations
(in thousands, except per share amounts)

39 Weeks Ended
June 27,
2004
(as restated)
Sales	$2,910,348

Income before income taxes	$100,410

Net income	$60,037

Earnings per share	$1,567.50

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 26, 2005
Note 7 – Issuance of Debt and Early Extinguishment of Debt
     On June 17, 2004, the Company issued $525.0 million of 8.125% Senior Notes due June 15, 2012 and $175.0 million Floating Rate Senior Notes due June 15, 2010. Both the 8.125% Senior Notes and the Floating Rate Senior Notes were unregistered at the time of issuance. On October 4, 2004, the Company exchanged the unregistered 8.125% Senior Notes due June 15, 2012 and the unregistered Floating Rate Senior Notes due June 15, 2010 for substantially identical registered 8.125% Senior Notes due June 15, 2012 and registered Floating Rate Senior Notes due June 15, 2010. These Notes are jointly and severally guaranteed by Stater Bros. Markets, Santee Dairies, Inc. and Stater Bros. Development, Inc. (each a “subsidiary guarantor,” and collectively, the “subsidiary guarantors”). The interest rate on the Floating Rate Senior Notes as of June 26, 2005 was 6.91%. The Company incurred $22.9 million of debt issuance costs related to the issuance of these notes which is being amortized over the term of the respective notes.
     On June 17, 2004, the Company used part of the proceeds from the issuance of these notes for the purchase of $397.8 million of the 10.75% Senior Notes due August 2006, the payment of $16.9 million for tender premium and fees on the purchased 10.75% Senior Notes, the early retirement of the $20.0 million 5.0% Subordinated Note due March 2007, the payment of accrued interest on the purchased 10.75% Senior Notes and the retired 5.0% Subordinated Note and the payment of a $45.0 million dividend to La Cadena Investments, the sole stockholder of the Company.
     On August 16, 2004, the Company redeemed the remaining $41.0 million of outstanding 10.75% Senior Notes and paid accrued interest and a make-whole fee.
Note 8 – Corporate Office and Distribution Facilities
     Markets is building a new corporate office and distribution facilities on approximately 160 acres of real property located on the former Norton Air Force Base (“the NAFB”) in the City of San Bernardino, California. Markets has entered into an Owner Participation Agreement with the Inland Valley Development Agency, a joint powers agency (“the IVDA”), which is the entity responsible for the redevelopment of the NAFB, to acquire approximately 93 acres of the project property owned by the IVDA. As a component of this agreement the IVDA is completing an agreement with a sister governmental agency for acquisition of an additional 51 acres that would be transferred or leased to Markets with a purchase option. Of the 160 acre project site, four parcels consisting of approximately 16 acres are privately owned. Markets has acquired two of these parcels and is negotiating the acquisition of the two remaining privately held parcels consisting of approximately 7.6 acres. The agreement with the IVDA requires Markets to acquire those parcels not owned by the IVDA, to relocate all tenants and other business owners occupying buildings on the project property, to construct and complete the corporate office and distribution facilities and to obtain all City of San Bernardino building permits and entitlements required for construction of the project. Markets has also entered into an agreement with Hillwood/San Bernardino LLC (“Hillwood”), the master developer of the NAFB, for infrastructure improvements. Under the Hillwood agreement, Markets will share costs associated with the infrastructure improvements for water, sewer, streets and utilities, which will be required by the City of San Bernardino for the project. Markets, after completion of the acquisition of the project property, will secure its commitment with Hillwood for infrastructure improvements by the posting of either cash or letters of credit in the approximate amount of $7.5 million.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 26, 2005
Note 8 – Corporate Office and Distribution Facilities (contd.)
     The NAFB site will be used to relocate and consolidate Markets’ corporate office and all distribution facilities to a single integrated facility from the 13 distribution buildings at 7 different locations in 4 cities currently in use. This site is located within eight miles of the main distribution facility in Colton, so there will be no change in the average distance between the new facility and Markets’ retail supermarkets. The facility will consist of approximately 2.1 million square feet and will include Markets’ corporate office, training facilities, truck maintenance and other support facilities required for consolidation of all of its Southern California office, distribution and maintenance operations. Taking into account the increased cost of raw materials including steel, concrete and asphalt, the projected net cost of the facility is approximately $220 million. Construction of the facility will be in three components: 1 - corporate office; 2 — dry goods warehouse; and 3 — perishable building. Construction of the first component is planned to commence in September of 2005 with completion in the fall of 2006; construction of the third component is planned to commence in February of 2006 with completion in the summer of 2007; and construction of the third component is planned to commence April of 2006 with completion in the fall of 2007.
Note 9 – Subsequent Events
     On July 11, 2005, the Company’s principal operating entity, Markets, through its wholly-owned subsidiary Super Rx, Inc. (“Super Rx”) entered into an Asset Purchase Agreement (“the Agreement”) with California Pharmacy Systems, Inc. (“CPS”) to purchase the assets of CPS. CPS operates sixteen pharmacies in existing Company supermarkets under the Super Rx name. Under the Agreement, Super Rx will purchase all of the assets of CPS for a purchase price of $2.6 million plus the cost of inventory acquired. The payment under the purchase price will be reduced by approximately $0.5 million of payments previously made by Markets to CPS. The acquisition date of the purchase is anticipated to be on or before August 15, 2005. In addition, the President of CPS has entered into a three year Non-Compete and Confidentiality Agreement with Super Rx.

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
Self-Insurance Reserves
The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. In recent years, the Company and employers within the State of California as a whole have seen significant increases in the severity of workers’ compensation claims. While the Company has factored these increases into its estimates of ultimate loss, no assurance can be given that future events will not require a change in these estimates. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.5%. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. For fiscal 2005, if a rate of 4.5% was used to discount the reserves, the reserves for self-insurance would have been $1.2 million higher than the reserves calculated at a 5.5% discount rate. If a rate of 6.5% was used to discount the reserves for fiscal 2005, the reserves for self-insurance would be $1.1 million lower than the reserves calculated at a 5.5% discount rate.

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
Employee Benefit Plans
The determination of the Company’s obligation and expense for pension benefits is dependent, in part, on the Company’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions are disclosed in Note 5 – Retirement Plans in the accompanying notes to the unaudited consolidated financial statements and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While the Company believes its assumptions are appropriate, significant differences in the Company’s actual experience or significant changes in the assumptions may materially affect the Company’s pension obligations and expense for pension benefits.
For the thirty-nine week period ended June 26, 2005, the discount rate used to calculate the net periodic pension cost was 6.0%. If the rate used to discount the net periodic pension cost was 5.0%, net periodic pension cost for the thirty-nine week period would have been $489,000 higher than the cost calculated at a 6.0% discount rate. If the rate used to calculate the net periodic pension cost was 7.0%, net periodic pension cost for the thirty-nine week period would have been $410,000 lower than the cost calculated at the 6.0% discount rate.
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
RESULTS OF OPERATIONS
The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and thirty-nine weeks ended June 27, 2004 and June 26, 2005.

	Thirteen Weeks		Thirty-nine Weeks
	2004	2005	2004	2005
	(as restated)		(as restated)
Sales	100.00%	100.00%	100.00%	100.00%
Gross profit	26.50	27.56	28.84	26.44
Operating expenses:
Selling, general and administrative expenses	22.21	23.37	22.03	22.79
Depreciation and amortization	0.98	1.20	0.84	1.16
Operating profit	3.31	2.99	5.97	2.49
Interest income	0.02	0.22	0.04	0.18
Interest expense	(1.55)	(1.73)	(1.38)	(1.71)
Interest expense related to debt purchase	(3.00)	—	(1.19)	—
Equity in earnings from unconsolidated affiliate	—	—	0.03	—
Other expenses — net	(0.04)	(0.03)	(0.03)	(0.03)
Income (loss) before income taxes (benefit)	(1.26)%	1.45%	3.44%	0.93%

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
A labor dispute involving three of Stater Bros.’ principal competitors from October 11, 2003 through February 29, 2004, had a materially positive effect on Stater Bros.’ results of operations in fiscal 2004. On October 11, 2003, the United Food and Commercial Workers Union (“UFCW”) declared a strike against Safeway, Inc. (“Vons”); in turn, Albertson’s, Inc. (“Albertson’s”) and Ralphs Grocery Company (“Ralphs”) locked out all of their UFCW employees. The UFCW did not strike against Stater Bros. as a result of an agreement whereby Stater Bros. agreed to accept the same contract terms that the UFCW negotiated with Vons, Albertson’s and Ralphs.
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
Sales for the thirteen weeks ended June 26, 2005, the third quarter of fiscal 2005, decreased $7.6 million or 0.89% and amounted to $840.4 million compared to $848.0 million for the same period in the prior year. Sales for the thirty-nine weeks ended June 26, 2005 decreased $341.6 million or 11.93% and amounted to $2,522.3 million compared to $2,864.0 million for the same period in the prior year. The sales decrease in fiscal 2005 was partially offset by Santee being consolidated for the entire thirty-nine weeks in fiscal 2005 versus being consolidated for only a portion of the thirty-nine weeks of fiscal 2004. The consolidation of Santee for the entire fiscal period increased sales over prior year sales by $35.6 million or 1.27% for the thirty-nine week period of fiscal 2005. The Easter holiday occurred in the second quarter of fiscal 2005 and the third quarter of fiscal 2004. The Company estimates the impact of the Easter holiday on third quarter 2004 sales was $7.0 million or 0.83% of sales. Like store sales after adjusting for the effect of the Easter holiday decreased $15.6 million or 1.93% for the third quarter of fiscal 2005 compared to the prior year. The decrease in like store sales for the thirteen week period is due to a higher retention of labor dispute sales volume in the prior year versus the current year. The Company opened four new stores in Southern California, since the beginning of the third quarter of fiscal 2004, increasing sales for the thirteen weeks ended June 26, 2005 by approximately $22.1 million. The closure of one store in September 2004 decreased third quarter fiscal 2005 sales by approximately $2.5 million when compared to the prior year.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
In the thirty-nine weeks ended June 26, 2005, total like store sales decreased $427.8 million or 15.23%. The decrease in like store sales for the thirty-nine week period ended June 26, 2005 is primarily the result of increased sales during the labor dispute in fiscal 2004 versus more normalized sales in fiscal 2005. The Company opened five new stores in Southern California, since the beginning of fiscal 2004, increasing sales for the thirty-nine weeks ended June 26, 2005 by approximately $57.9 million. The closure of one store in September 2004 decreased fiscal 2005 sales by approximately $7.5 million when compared to the prior year.
Gross profit for the thirteen weeks ended June 26, 2005, amounted to $231.6 million or 27.56% of sales compared to $224.7 million or 26.50% of sales in the same period of the prior year. Gross profit, as a percentage of sales, in the current year compared to the prior year increased 1.06% for the thirteen weeks of fiscal 2005. The increase in gross profit, as a percentage of sales, in the third quarter of 2005 over the same period in the prior year is attributed primarily to less competitive pricing pressures in the current quarter compared to the prior year. The reduction in competitive pricing pressures has resulted in increased gross profit percentages in the third quarter compared to the first and second quarters of the current fiscal year.
Gross profit for the thirty-nine weeks ended June 26, 2005 amounted to $666.8 million or 26.44% of sales compared to $825.9 million or 28.84% of sales in the same period of the prior year. Gross profit, as a percentage of sales, in the current year compared to the prior year decreased 2.40% for the thirty-nine weeks of fiscal 2005. The decrease in gross profit in the current thirty-nine week period compared to the prior year is attributed to several factors. In fiscal 2004, the Company was able to leverage warehouse and transportation expenses against the increased sales volume experienced during the labor dispute. Thirty-nine week fiscal year 2005 warehouse and transportation costs were 3.52% of sales compared to 3.23% of sales for the similar period in 2004. During the labor dispute in fiscal 2004, the Company experienced higher inventory turns, which resulted in less shrink primarily in the perishable departments. The remaining decrease in gross margins, as a percentage of sales, in the current fiscal year over the prior year is attributed to price reductions, especially in the first two quarters of the current fiscal year, as the Company responded to competitive pressures to retain sales volume gained during the labor dispute.
Operating expenses include selling, general and administrative expenses, and depreciation and amortization. For the thirteen weeks ended June 26, 2005, selling, general and administrative expenses amounted to $196.4 million or 23.37% of sales compared to $188.3 million or 22.21% of sales for the thirteen weeks ended June 27, 2004. For the thirty-nine weeks ended June 26, 2005, selling, general and administrative expenses amounted to $574.9 million or 22.79% of sales compared to $631.0 million or 22.03% of sales for the same period of 2004.
The increase in selling, general and administrative expenses of 1.16%, as a percentage of sales, for the thirteen week period of the current year compared to the prior year included a $5.0 million payment or 0.59% of sales, authorized by the Compensation Committee and the Board of Directors, to the Chairman of the Board, President and Chief Executive Officer of the Company for work performed in securing the 8.125% Senior Notes due June 15, 2012 and the Floating Rate Senior Notes due June 15, 2010. In addition, the change included an increase in payroll related cost of 0.38%, as a percentage of sales.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
The increase in selling, general and administrative expenses of 0.76%, as a percentage of sales, for the thirty-nine week period of fiscal 2005 compared to fiscal 2004 included a gain from litigation settlement of 0.78% of sales with no gain from litigation settlement in fiscal 2005; a reduction of 1.19% of sales due to one time special payments in fiscal 2004 related to the labor dispute and contract ratification; a payment of 0.20% of sales, authorized by the Compensation Committee and the Board of Directors, to the Chairman of the Board, President and Chief Executive Officer of the Company for work performed in securing the 8.125% Senior Notes due June 15, 2012 and the Floating Rate Senior Notes due June 15, 2010; and an increase in fiscal 2005 over fiscal 2004 in advertising related costs of 0.16%, as a percentage of sales.
The amount of salaries, wages and administrative costs associated with the purchase of the Company’s products included in selling, general and administrative expenses for the third quarters of fiscal 2005 and fiscal 2004 is $267,000 and $245,000, respectively and $852,000 and $767,000 for the thirty-nine weeks ended June 26, 2005 and June 27, 2004, respectively.
Depreciation and amortization expenses amounted to $10.1 million for the thirteen weeks ended June 26, 2005 and $8.3 million for the thirteen weeks ended June 27, 2004. Depreciation and amortization expenses amounted to $29.2 million for the thirty-nine weeks ended June 26, 2005 and $23.9 million for the thirty-nine weeks ended June 27, 2004. The increase in depreciation and amortization expense in fiscal 2005 was primarily due to an increase in fixed assets. Included in cost of goods sold is $3.0 million and $3.1 million of depreciation in the third quarters of fiscal 2005 and fiscal 2004, respectively, and $9.2 million and $7.2 million in the thirty-nine week periods of fiscal 2005 and fiscal 2004, respectively, related to dairy production and warehousing and distribution activities.
Interest expense amounted to $14.5 million for the third quarter of 2005 compared to $13.1 million for the third quarter of 2004. For the fiscal year-to-date of 2005 and 2004, interest expense was $43.2 million and $39.4 million, respectively.
Interest expense related to debt purchase was $25.5 million and $34.0 million for the thirteen and thirty-nine weeks ended June 27, 2004, respectively. Interest expense related to debt purchase for the thirteen weeks ended June 27, 2004 included a $16.9 million payment for tender premium and fees on the purchase of $397.8 million of the 10.75% Senior Notes and an $8.6 million charge for the write-off of deferred offering costs related to i) the purchase of $397.8 million of the 10.75% Senior Notes due 2006, ii) the early retirement of the $20.0 million 5.0% Subordinated Note due 2007 and iii) the redemption of the Santee Notes. In addition to the above items, interest expense related to debt purchase for the thirty-nine weeks of 2004 included a make-whole payment by Santee of $8.5 million related to Santee’s redemption of all outstanding Santee Notes (see Notes to Consolidated financial Statements (unaudited) of the Company contained in this report on Form 10-Q). There has been no interest related to debt purchase in fiscal 2005.
The Company’s equity in earnings from unconsolidated affiliate amounted to $929,000 for the year-to-date of fiscal 2004. There was no equity in earnings from unconsolidated affiliate in the third quarter of fiscal 2004 or all of fiscal 2005 as Santee has been consolidated into the Company’s results of operations since February 6, 2004.
Income (loss) before income taxes (benefit) amounted to income of $12.2 million and a loss of $10.7 million in the thirteen weeks ending June 26, 2005 and June 27, 2004, respectively. Income before income taxes amounted to $23.5 million and $98.5 million in the thirty-nine weeks ending June 26, 2005 and June 27, 2004, respectively.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Net income (loss) for the third quarter amounted to income of $7.3 million and a loss of $5.9 million for 2005 and 2004, respectively. Net income for the year-to-date periods amounted to income of $14.1 million and $58.9 million for 2005 and 2004, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended and restated on June 17, 2004 expires in March 2007 and consists of a revolving loan facility for working capital and letters of credit of $75.0 million. As of June 26, 2005, the Company had $46.9 million of outstanding letters of credit and had $28.1 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements.
Santee’s revolving line of credit includes a credit line of up to $5.0 million all of which may be used to secure letters of credit. As of June 26, 2005, Santee had $2.1 million of outstanding letters of credit in support of workers’ compensation liabilities and had $2.9 million available under the revolving loan facility. Santee’s revolving line of credit expires in May 2007.
The Company had no short-term borrowings outstanding as of June 26, 2005 and did not incur any short-term borrowings during the thirty-nine week period ended June 26, 2005.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth the Company’s contractual cash obligations and commercial commitments as of June 26, 2005.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
8.125% Senior Notes due June 2012
Principal	$525,000	$—	$—	$—	$525,000
Interest	298,594	42,656	85,313	85,313	85,312

	823,594	42,656	85,313	85,313	610,312

Floating Rate Senior Notes due June 2010 (1)
Principal	175,000	—	—	175,000	—
Interest	61,335	12,260	24,554	24,521	—

	236,335	12,260	24,554	199,521	—

Capital lease obligations (2)
Principal	9,757	1,165	2,080	2,393	4,119
Interest	6,808	1,435	2,416	1,796	1,161

	16,565	2,600	4,496	4,189	5,280

Operating leases (2)	258,685	34,736	57,373	35,548	131,028

Total contractual cash obligations	$1,335,179	$92,252	$171,736	$324,571	$746,620

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby letters of credit (3)	$49,040	$49,040	$—	$—	$—

Total other commercial commitments	$49,040	$49,040	$—	$—	$—

(1)     Interest on the Floating Rate Notes is based on the Three-month LIBOR plus 3.50% and is set quarterly based on the Three-month LIBOR rate for the second London Banking Day preceding each interest period. The floating interest rate at June 26, 2005 was 6.91%.
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

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $295.3 million at June 26, 2005 and $319.9 million at September 26, 2004, and the Company’s current ratios were 2.20:1 and 2.22:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.
Net cash provided by operating activities for the thirty-nine weeks ended June 26, 2005 was $34.7 million as compared to $116.6 million for the thirty-nine weeks ended June 27, 2004. Cash flow from operations was negatively impacted primarily by a decline in net income in fiscal 2005 as compared to fiscal 2004 as a result of the higher net income in fiscal 2004 from the labor dispute. In addition to the decrease in net income, cash was negatively impacted by an increase in restricted cash used as collateral for worker’s compensation and general liability reserves, a decrease in accounts payable due to the timing of payments for product purchases and an increase in inventories, which was offset, in part, by a decrease in receivables.
Other significant uses of cash included $49.7 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. In addition, $32.6 million was expended on the Company’s new corporate office and distribution facilities, which are being funded by cash allocated from the proceeds from the issuance of the 8.125% Senior Notes and Floating Rate Senior Notes. Management estimates that remaining fiscal 2005 expenditures for the new corporate office and distribution facilities will be $29.5 million, which is expected to be funded from cash on hand.
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
Issuance of Debt and Early Retirement of Debt
On June 17, 2004, the Company issued $525.0 million of 8.125% Senior Notes due June 15, 2012 and $175.0 million Floating Rate Senior Notes due June 15, 2010. The 8.125% Senior Notes and the Floating Rate Senior Notes were unregistered at the time of issuance. On October 4, 2004, the Company exchanged the unregistered 8.125% Senior Notes due June 15, 2012 and the unregistered Floating Rate Senior Notes due June 15, 2010 for substantially identical registered 8.125% Senior Notes due June 15, 2012 and registered Floating Rate Senior Notes due June 15, 2010. These Notes are jointly and severally guaranteed by Stater Bros. Markets, Santee Dairies, Inc. and Stater Bros. Development, Inc. (each a “subsidiary guarantor,” and collectively, the “subsidiary guarantors”). The interest rate on the Floating Rate Senior Notes as of June 26, 2005 was 6.91%. The Company incurred $22.9 million of debt issuance costs related to the issuance of these notes which is being amortized over the term of the respective notes.
On June 17, 2004, the Company used part of the proceeds from the issuance of these notes for the purchase of $397.8 million of the 10.75% Senior Notes due August 2006, the payment of $16.9 million for tender premium and fees on the purchased 10.75% Senior Notes, the early retirement of the $20.0 million 5.0% Subordinated Note due March 2007, to pay accrued interest on the purchased 10.75% Senior Notes and the retired 5.0% Subordinated Note and the payment of a $45.0 million dividend to La Cadena Investments, the sole stockholder of the Company.
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
As of June 26, 2005, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 8.125% Senior Notes due 2012 and its Floating Rate Senior Notes due 2010. As of June 26, 2005, the Company was in compliance with all such covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
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
JUNE 26, 2005
PART I — FINANCIAL INFORMATION (contd.)
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company is subject to interest rate risk on its Floating Rate Senior Notes due June 2010. The Company’s interest expense on the Floating Rate Senior Notes due June 2010 will increase as interest rates rise and will decrease as interest rates decline. Interest on the Floating Rate Senior Notes due June 2010 is based upon the Three-month LIBOR plus 3.50%. As of June 26, 2005, the floating interest rate was 6.91%. In addition, the Company is subject to interest rate risk on its fixed interest rate debt obligations. The Company’s fixed rate debt obligations are comprised of the 8.125% Senior Notes due June 2012 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. The Company has not engaged in any interest swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk.
Item 4. CONTROLS AND PROCEDURES
As of the quarter ended June 26, 2005, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. During the quarter ended June 26, 2005, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken.

STATER BROS. HOLDINGS INC.
JUNE 26, 2005
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
On July 11, 2005, the Company’s principal operating entity, Markets, through its wholly-owned subsidiary Super Rx, Inc. (“Super Rx”) entered into an Asset Purchase Agreement (“the Agreement”) with California Pharmacy Systems, Inc. (“CPS”) to purchase the assets of CPS. CPS operates sixteen pharmacies in existing Company supermarkets under the Super Rx name. Under the Agreement, Super Rx will purchase all of the assets of CPS for a purchase price of $2.6 million plus the cost of inventory acquired. The payment under the purchase price will be reduced by approximately $0.5 million of payments previously made by Markets to CPS. The acquisition date of the purchase is anticipated to be on or before August 15, 2005. In addition, the President of CPS has entered into a three year Non-Compete and Confidentiality Agreement with Super Rx.
On May 12, 2005, the Company made a $5.0 million payment to the Chairman of the Board, President and Chief Executive Officer of the Company for work performed in securing the 8.125% Senior Notes due June 15, 2012 and the Floating Rate Senior Notes due June 15, 2010. The payment was authorized by the Compensation Committee and approved by the Company’s Board of Directors. The $525.0 million 8.125% Senior Notes and Floating Rate Senior Notes replaced the $438.8 million 10.75% Senior Notes and provided additional funds for the Company’s new corporate office and distribution facilities to be located at the old Norton Airforce Base in San Bernardino, California.

Item 6. EXHIBITS
10.38	Asset Purchase Agreement dated as of July 11, 2005 by and between Super Rx, Inc. and California Pharmacy Systems, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

STATER BROS. HOLDINGS INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2005	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2005	/s/ Phillip J. Smith
Phillip J. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer)