Form 10-K
period 2005-09-25
STATER BROS HOLDINGS INC
filed 2005-12-21
CIK 882829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 25, 2005
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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
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
     Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
     No voting stock of the registrant is held by non-affiliates of the registrant.
     Number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of December 21, 2005—Class A Common Stock — 38,301 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None

STATER BROS. HOLDINGS INC.
FORM 10-K

PART I
Item 1. Business
General
Stater Bros. Holdings Inc. was incorporated in Delaware in 1989 and together with its wholly-owned subsidiaries, Stater Bros. Markets (“Markets”) and Stater Bros. Development, Inc. (“Development”), (collectively “Stater Bros.” or the “Company”) were founded in 1936 when the first Stater Bros. Market opened in Yucaipa, California. The Company is a leading supermarket chain in Southern California and operates supermarkets under the Stater Bros. Markets name. The Company acquired controlling interest of Santee Dairies, Inc. (“Santee”) effective February 6, 2004. Santee does business under the name Heartland Farms. In fiscal 2004, the Company formed Super Rx, Inc. (“Super Rx”) the legal entity for its in-store wholly-owned pharmacies. The Company began pharmacy operations in fiscal 2005. Santee and Super Rx are wholly-owned subsidiaries of Markets.
The Company has grown primarily by constructing supermarkets in its primary trading areas, through the enlargement of existing supermarkets and through a strategic acquisition. Stater Bros.’ supermarkets consist of approximately 5.4 million total square feet including approximately 3.9 million selling square feet. The Company’s supermarkets offer its customers a high level of customer service and broad selections of grocery, meat, produce, liquor and general merchandise. All of the Company’s supermarkets have expanded selections of produce and full-service meat departments. Nearly all of the supermarkets have hot service delicatessens, many have bakery departments and some have pharmacies.
The Company utilizes centralized distribution facilities that provide the Company’s supermarkets with approximately 79% of the volume of the merchandise they offer for sale. The Company’s distribution facilities encompass approximately 1.7 million square feet and include facilities for grocery, grocery deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products and approximately 239,000 square feet for dairy manufacturing and distribution.
Ownership of the Company
La Cadena Investments (“La Cadena”) is the sole stockholder of the Company and holds all of the shares of the Company’s Class A Common Stock. La Cadena is a California General Partnership whose general partners include the Jack H. Brown Revocable Trust. Mr. Jack H. Brown is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Brown’s Trust has the majority interest in La Cadena and Mr. Brown is the Managing General Partner with the power to vote the shares of the Company owned by La Cadena on all matters.
Issuance of Debt and Early Extinguishment of Debt
On June 17, 2004, the Company issued $525.0 million of unregistered 8.125% Senior Notes due June 15, 2012 and $175.0 million of unregistered Floating Rate Senior Notes due June 15, 2010. On October 4, 2004, the Company exchanged the unregistered 8.125% Senior Notes due June 15, 2012 and unregistered Floating Rate Senior Notes due June 15, 2010 for substantially identical registered 8.125% Senior Notes due June 15, 2012 and registered Floating Rate Senior Notes due June 15, 2010 collectively, (the “Notes”). The Company incurred $22.9 million of debt issuance cost related to the issuance of the Notes which is being amortized over the term of the respective Notes.
On June 17, 2004 the Company used part of the proceeds from the issuance of the Notes for the purchase of $397.8 million of the 10.75% Senior Notes due August 2006, the payment of $16.9 million for tender premium and fees on the purchased 10.75% Senior Notes, the early retirement of the $20.0 million 5.0% Subordinated Note due March 2007 and to pay accrued interest on the purchased 10.75% Senior Notes and the retired 5.0% Subordinated Note. On August 16, 2004, the Company redeemed the remaining outstanding $41.0 million 10.75% Notes and paid a make-whole fee on the redemption of $1.1 million.

Item 1. Business (contd.)
Store Profile and Locations
The Company’s supermarkets have well-established locations and low overhead expenses, including fixed rent payments in most supermarkets. In addition, the Company believes that its existing supermarkets are well maintained and generally require capital expenditures only for customary maintenance. An average supermarket is approximately 33,500 square feet, while newly constructed supermarkets range from approximately 40,000 square feet to 46,000 square feet. Stater Bros. supermarkets utilize an average of approximately 71% of total square feet as retail selling space. The Company operates its supermarkets with minimal back-room storage space because of the close proximity of its distribution facility to its store locations. Generally, all Stater Bros. supermarkets are similarly designed and stocked thereby allowing Stater Bros.’ customers to find items easily in any of the Company’s supermarkets.
Substantially all of the Company’s 161 supermarkets are located in neighborhood shopping centers in well-populated residential areas. The Company endeavors to locate its supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.
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
Store Expansion and Remodeling
The Company has historically focused its expansion in the San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern counties of Southern California. Such expansion has been accomplished through improving and remodeling existing stores, constructing new supermarkets, and the acquisition of other supermarket operations. The number of supermarkets operated by the Company was 161 as of September 25, 2005. The Company intends to continue to expand its existing supermarket operations by enlarging and remodeling existing supermarkets and constructing new supermarkets. The Company may also make strategic acquisitions of existing supermarkets, if such opportunities arise.
The Company monitors sales and profitability of its operations on a store-by-store basis and enlarges, remodels or replaces stores in light of their performance and management’s assessment of their future potential. Approximately 70% of the Company’s supermarkets have been either newly constructed or remodeled within the last five years. Minor remodels cost between $100,000 and $500,000 and typically include new fixtures and may include a change in decor. Major remodels cost in excess of $500,000 and typically involve more extensive refurbishment of the store’s interior and may include the addition of one or more specialty service departments such as a hot service delicatessen or a bakery. Expansions entail enlargement of the store building and typically includes breaking through an exterior wall. The primary objectives of remodeling and expansions are to improve the attractiveness of supermarkets, increase sales of higher margin product categories and, where feasible, to increase selling area. The Company conducts all of its new construction and most of its remodeling through its wholly-owned subsidiary Development which serves as the general contractor for all Company store construction projects.

Item 1. Business (contd.)
Store Expansion and Remodeling (contd.)
The following table sets forth certain statistical information with respect to the Company’s supermarket expansion and remodeling for the periods indicated.

	Fiscal Year Ended
	Sept. 30,	Sept. 29,	Sept. 28,	Sept. 26,	Sept. 25,
	2001	2002	2003	2004	2005

Number of supermarkets:
Opened	1	1	1	2	4
Closed	—	—	—	(1)	(1)
Replaced	(1)	—	—	—	—
Total at end of year	155	156	157	158	161
Minor remodel	10	11	20	31	47
Major remodel	2	3	4	5	8
Expansion	—	—	—	—	—
Beyond 2005, the Company plans to open approximately three to six new stores per year, based upon a number of factors, including customer demand, market conditions, profitability, costs of opening, and availability of financing for such new stores. The Company’s plans with respect to major and minor remodels, expansion and new construction are reviewed continually and are revised, if appropriate, to take advantage of marketing opportunities. The Company finances its new store construction primarily from cash provided by operating activities and may include short-term borrowings under its credit facilities. Long-term financing of new stores generally will be obtained through either sale and leaseback transactions or secured long-term financings. However, no assurances can be made as to the availability of such financings.
Corporate Office and Distribution Facilities
The Company’s corporate office and distribution facilities are located in Colton, California and surrounding cities, and encompass approximately 1.7 million square feet. The facilities include distribution facilities for grocery, grocery deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products. Approximately 79% of the volume of the products offered for sale in the Company’s supermarkets are processed through the Company’s distribution facilities. The Company’s dairy manufacturing facilities are located in City of Industry, California and encompass approximately 239,000 square feet.
The Company’s distribution facilities are centrally located and are an average distance of approximately 38 miles from its supermarkets. Most supermarkets can be reached without using the most congested portions of the Southern California freeway system.
The Company’s transportation fleet consists of modern well-maintained vehicles. As of September 25, 2005, the Company operated approximately 187 tractors, 132 which were owned and 55 which were leased and 534 trailers, 524 of which were owned and 10 which were leased.

Item 1. Business (contd.)
Corporate Office and Distribution Facilities (contd.)
Markets has commenced development of new corporate office and distribution facilities on approximately 160 acres of real property located on the former Norton Air Force Base (“NAFB”) in the City of San Bernardino, California. Markets has entered into an Owner Participation Agreement with the Inland Valley Development Agency, a joint powers agency (“IVDA”), which is the entity responsible for the redevelopment of NAFB, to acquire approximately 93 acres of the project property owned by IVDA. As a component of this Agreement, IVDA has completed an agreement with a sister governmental agency to acquire an additional 51 acres which will be transferred to Markets. Of the 160 acre project site, 16 acres were privately owned. The Agreement with IVDA requires Markets to acquire the parcels not owned by IVDA, to relocate all tenants and other business owners occupying buildings on the project property, to construct and complete the corporate office and distribution facilities and to obtain all City of San Bernardino building permits and entitlements required for construction of the project. Four of the private parcels consisting of approximately 13.8 acres have been acquired and, subsequent to year end, Markets entered into an agreement to acquire the remaining privately held parcel consisting of approximately 2.2 acres. Markets also has entered into an agreement with Hillwood/San Bernardino LLC (“Hillwood”), the master developer of NAFB, for infrastructure improvements. Under the Hillwood Agreement, Markets will share costs associated with the infrastructure improvements including water, sewer, streets and utilities, which will be required by the City of San Bernardino for the project. Markets, after completion of the acquisition of the project property, will secure its commitment with Hillwood for infrastructure improvements by the posting of either cash or letters of credits in the amount of $7.5 million.
The NAFB site will be used to relocate and consolidate Markets’ corporate office and all distribution facilities to a single integrated facility from the 13 distribution buildings at 7 different locations in 4 cities currently in use. This site is located within eight miles of the main distribution facility in Colton, California so there will be no change in the average distance between the new facility and Markets’ retail supermarkets. The facility will consist of approximately 2.0 million square feet and will include Markets’ corporate office, training facilities, truck maintenance and other support facilities required for consolidation of all of its Southern California office, distribution and maintenance operations. The new distribution facility will increase square footage and storage capacity from an existing 1.7 million square feet with a storage capacity of approximately 4.1 million cubic feet to 2.0 million square feet with a storage capacity of approximately 6.7 million cubic feet and the facility will be designed to allow for future expansion that would provide total square footage of 2.3 million square feet with a storage capacity of approximately 8.4 million cubic feet. The projected increase in cubic foot storage capacity of 63.4% under the initial build-out and the increase of 104.9% with the future expansion will result primarily from the new facilities’ clear height being higher than the Company’s existing facilities. Taking into account the increased construction costs including labor, raw materials, steel, concrete and asphalt, the projected net cost of the facility is approximately $250 million. Construction of the facility will be in three components: 1 — corporate office; 2 — dry goods warehouse; and 3 — perishable warehouse. Acquisition of the project property from IVDA is expected to be completed in December of 2005 with construction of the first component also planned to commence in December of 2005 with completion in the fall of 2006; construction of the second component is planned to commence in February of 2006 with completion in the fall of 2007; and construction of the third component is planned to commence in April of 2006 with completion in late 2007.
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

Item 1. Business (contd.)
Retail Operations
     The Company’s supermarkets are well maintained, have sufficient off-street parking and open between 6:00 a.m. and 7:00 a.m. and close between 10:00 p.m. and 12:00 a.m., seven days a week, including all holidays with the exception of Christmas Day. Because Stater Bros. operates its supermarkets under similar formats, management believes it is able to achieve certain operating economies.
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
Santee Dairies, Inc.
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
Santee operates one of the largest dairy plants in California, based on fluid production, and provides fluid milk products to Stater Bros., Ralphs, and other customers in Southern California. Santee processes, packages and distributes whole, low-fat and non-fat milk, as well as orange juice, fruit drinks and certain other cultured milk products under the Knudsen®, Foremost® and certain other brand names, as well as store brand names. Santee is the exclusive licensee of the Knudsen® trademark from Kraft Foods, Inc. for fluid milk, juices and certain other cultured milk products in the Southern California market. In addition, Santee is the exclusive licensee of the Foremost® trademark for fluid milk in Southern California from Foremost Farms USA. Santee holds the exclusive national license for Arnold Palmer Tee®, a beverage blend of iced tea and lemonade, from Innovative Flavors, LLC. Santee also controls the manufacture and distribution within 17 western states through an exclusive sub-license arrangement of the Sunkist® brand orange juice and lemonade products. In fiscal 2005, Santee processed approximately 68.6 million gallons of fluid products, including 54.7 million gallons of fluid milk. During this time period, Markets purchased 36.3 million gallons of fluid products from Santee. Santee’s total revenue in fiscal 2005, excluding sales to Markets, was $107.7 million. Ralphs has agreed to purchase fluid milk and certain other products from Santee in declining volumes through July 31, 2007. Santee also sells to unaffiliated supermarkets, independent food distributors, military bases and foodservice providers in Southern California.
The dairy’s fluid production capacity is approximately 250,000 to 350,000 gallons per day, with the ability to expand capacity to approximately 500,000 gallons per day.

Item 1. Business (contd.)
Management Information Systems
The Company’s management information systems and point-of-sale scanning technology reduce the labor costs attributable to product pricing and customer checkout, and provide management with information that facilitates purchasing, receiving and management of inventory and accounts payable. The Company has point-of-sale scanning checkout technology in all of its stores. All stores use electronic systems for employee time and attendance records, inventory ordering, and labor scheduling, which assist store management in developing a more efficient and customer-sensitive work schedule.
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
Employees
The Company has approximately 16,300 employees, approximately 1,000 of whom are management and administrative employees and approximately 15,300 of whom are hourly union employees. Substantially all of the Company’s hourly employees are members of either the United Food and Commercial Workers (“UFCW”) or International Brotherhood of Teamsters (“Teamsters”) labor unions and are represented by several different collective bargaining agreements.
The UFCW’s collective bargaining agreements were renewed in February 2004 and expire in March 2007. The Teamsters’ collective bargaining agreement was renewed in September 2005 and expires in September 2010.
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
On February 29, 2004, members of the UFCW in Southern California ratified new collective bargaining agreements and ended their strike. Under the new collective bargaining agreements, Stater Bros. made special contributions in fiscal 2004 to the UFCW’s health and welfare fund and made strike ratification bonus payments to its employees.
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
Given the wide assortment of products it offers, the Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. The Company’s primary competitors include Vons, Albertson’s, Ralphs, and a number of independent supermarket operators. The Company, and its competitors, face increased competitive pressures with the entry in the geographic market area of Wal-Mart’s Supercenter format stores. Wal-Mart currently has four Supercenters and a number of Wal-Mart discount locations and Sam’s Clubs within the Company’s marketing area selling a variety of grocery products. The Company believes that its everyday low prices, breadth of product offering, specialty service departments and long-term customer relationships will help it withstand the increased competitive environment.
Government Regulation
The Company is subject to regulation by a variety of governmental authorities, including federal, state and local agencies that regulate trade practices, building standards, labor, health, safety and environmental matters. The Company is also subject to agencies that regulate the distribution and sale of alcoholic beverages, pharmaceuticals, tobacco products, milk and other agricultural products and other food items.
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
Environmental
Environmental remediation costs incurred over the past five years were approximately $1.7 million, in the aggregate, including remediation costs of approximately $495,000 in 2001, $324,000 in 2002, $395,000 in 2003, $260,000 in 2004 and $249,000 in 2005. Management believes that any such future remediation costs will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 2. Properties
The Company leases its distribution facilities located in Colton, California, and management believes that its distribution facilities are well maintained and are adequate to meet its current volume.
The following schedule presents the Company’s distribution and manufacturing facilities by product classification and the size of each facility as of September 25, 2005.

Square
Facility	Feet
Grocery	960,000
Health and beauty care and general merchandise	188,000
Frozen	146,000
Dairy manufacturing	118,000
Produce, meat and meat deli	118,000
Grocery deli	116,000
Dairy cold storage	67,000
Bakery	40,000
Support and administrative offices	146,000

Total	1,899,000

As of September 25, 2005, the Company owned 44 of its supermarkets and leased the remaining 117 supermarkets. Management believes that its supermarkets are well maintained and adequately meet the expectations of its customers. The Company operates 161 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. The following schedule reflects the Company’s store count by size and county, and the number of stores that are either leased or owned as of September 25, 2005.

	No. of Stores			Total Square Feet
				Under	25,000-	30,000-	35,000-	Over
County	Total	Owned	Leased	25,000	29,999	34,999	40,000	40,000
San Bernardino	49	9	40	5	16	6	14	8
Riverside	44	11	33	10	13	5	5	11
Orange	30	11	19	4	13	1	4	8
Los Angeles	26	8	18	4	7	1	3	11
San Diego	10	5	5	—	1	—	2	7
Kern	2	—	2	—	—	1	1	—

Total	161	44	117	23	50	14	29	45

The total size of the Company’s supermarkets is approximately 5.4 million square feet, of which 3.9 million square feet is selling area.

Item 3. Legal Proceedings
In the ordinary course of business, the Company is party to various legal actions which the Company believes are incidental to the operation of the business of the Company and its subsidiaries. The Company records an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. The Company believes that the outcome of such legal proceedings to which the Company is currently a party will not have a material adverse effect upon its results of operations or its consolidated financial condition.
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
In July of 2002, Markets initiated litigation on its own behalf and derivatively on behalf of Santee in the Superior Court for the State of California, County of Los Angeles, against Hughes, Ralphs, Fred Meyer, Inc. and The Kroger Company (“Defendants”). In July of 2003, Defendants filed a cross-complaint against Markets, Santee and others. In order to settle the resulting litigation, Markets, Hughes, Santee and Santee Dairies, LLC. (“SDL”) entered into three separate but interconnected agreements “Settlement Agreement and Release of all Claims”, “Dissolution and Transfer Agreement” and “Assignment and Assumption Agreement” all three agreements collectively known as the “Settlement Agreement”. The Settlement Agreement became effective February 6, 2004. Under the Settlement Agreement, the Ralphs Guaranty was terminated, a new purchase of products schedule for Ralphs was established, Hughes agreed to pay $1.6 million to Markets, SDL was dissolved and the shares of Santee, previously held by SDL, were transferred equally to Markets and Hughes. Concurrently with this transfer, Hughes immediately transferred Hughes’ Santee shares to Santee for cancellation and retirement.
Through the Settlement Agreement, Hughes relinquished its interest in Santee to Markets. The consideration received by Markets under the Settlement Agreement was $1.6 million in cash and the value of the additional 50% ownership interest in Santee. The value assigned to the additional 50% interest in Santee was $21.8 million which was determined by management based upon the net present value of the most probable future cash flows. In fiscal 2004, the Company incurred legal fees of $0.5 million related to the Settlement Agreement. In addition, the Company, through Santee, made payments, aggregating $0.5 million, to four Directors of Santee who had been named by Hughes as defendants in litigation settled by the Settlement Agreement. Three of the four Directors are related parties to the Company. The net consideration received by the Company under the Settlement Agreements was $22.4 million which was recorded as a gain in fiscal 2004 in the Consolidated Statements of Income under the line item “Selling, general and administrative expenses.”
In May of 2005, a California based company known as Whyrunout.com made a claim against Markets for alleged breach of an agreement for grocery home delivery services alleging in excess of $10 million in damages. The case is now in a binding arbitration before the American Arbitration Association with a three judge panel, and is in the early discovery process. At this time no date has been set for the arbitration hearing. Markets denies it has any liability to the Claimant and intends to vigorously prosecute its defense of this claim as well as a counterclaim against the Claimant.
Environmental Matters
Environmental remediation costs incurred during the last five years were approximately $1.7 million, in the aggregate, including remediation costs of approximately $495,000 in 2001, $324,000 in 2002, $395,000 in 2003, $260,000 in 2004 and $249,000 in 2005. Management believes that any such future remediation costs will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
None
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities
     (a) Market Information
There is no established public trading market for the Company’s common equity.
     (b) Holders

	Authorized	Outstanding
Common Stock	100,000	0
Class A Common Stock	100,000	38,301
La Cadena holds 38,301 shares, or 100% of the Company’s Class A
Common Stock.
     (c) Dividends
The Credit Facility, as amended and restated on June 17, 2004, limits the Company’s ability to pay dividends. The Company may declare and pay dividends after June 27, 2004, but the aggregate amount of the dividend may not exceed, as of any date of determination, an amount equal to the sum of $25.0 million plus 50% of the Company’s consolidated net income for the period then ending following June 27, 2004. The Credit Facility specifically allowed for the payment to La Cadena of a dividend in an amount not to exceed $45.0 million substantially concurrently with the issuance of the 8.125% Senior Notes Due 2012 and the Floating Rate Senior Notes due 2010.
No dividends were paid in fiscal 2005. Dividends of $45.0 million were paid in fiscal 2004. No dividends were paid in fiscal 2003.

Item 6. Selected Financial Data
The following table sets forth historical financial data derived from the audited consolidated financial statements of the Company as of and for the fiscal years ended September 30, 2001, September 29, 2002, September 28, 2003, September 26, 2004 and September 25, 2005. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Audited Consolidated Financial Statements of the Company and related notes thereto contained elsewhere herein. The information included in “Other Operating and Financial Data” and “Store Data” is unaudited.

	Fiscal Year Ended
	Sept. 30,	Sept. 29,	Sept. 28,	Sept. 26,	Sept. 25,
	2001(4)	2002	2003	2004	2005
	(In thousands, except per share and store data amounts)
Statement of Earnings Data:
Sales	$2,573,913	$2,666,346	$2,753,774	$3,704,882	$3,372,243
Cost of goods sold	1,911,065	1,957,526	1,999,361	2,652,812	2,468,135

Gross profit	662,848	708,820	754,413	1,052,070	904,108
Selling, general and administrative expenses	579,422	615,317	659,547	820,329	772,885
Depreciation and amortization	22,988	25,052	27,660	33,284	39,575

Total operating expenses	602,410	640,369	687,207	853,613	812,460

Operating profit	60,438	68,451	67,206	198,457	91,648

Interest and other income (expense)	3,151	142	(44)	855	5,402
Interest expense	(52,410)	(52,814)	(53,254)	(53,951)	(57,142)
Interest expense related to debt purchase	—	—	—	(35,647)	—
Equity in income from unconsolidated affiliate	1,584	2,914	1,330	929	—

Income before income taxes	12,763	18,693	15,238	110,643	39,908
Income taxes	5,234	7,252	5,471	39,202	13,662

Net income	$7,529	$11,441	$9,767	$71,441	$26,246

Earnings per common share	$150.58	$272.63	$255.01	$1,865.25	$685.26

(footnotes on following page)

Item 6. Selected Financial Data (contd.)

	Fiscal Year Ended
	Sept. 30,	Sept. 29,	Sept. 28,	Sept. 26,	Sept. 25,
	2001(4)	2002	2003	2004	2005
	(In thousands, except per share and store data amounts)
Balance Sheet Data (end of fiscal year):
Working capital	$120,457	$119,643	$124,517	$319,855	$277,154
Total assets	627,786	630,921	663,836	1,014,121	1,055,369
Long-term notes	439,000	458,750	458,750	700,000	700,000
Long-term capitalized lease obligations	12,098	10,981	9,926	9,470	8,292
Other long-term liabilities	24,480	43,533	53,014	83,112	83,799
Common stockholder’s deficit	(42,789)	(75,849)	(66,082)	(39,641)	(13,395)
Dividends paid per share, Class A common stock	$—	$117.49	$—	$1,174.90	$—

Cash Flow Data:
Cash provided by operating activities	79,393	51,168	82,950	150,516	83,565
Cash provided by (used in) financing activities	(7,140)	(31,218)	(1,116)	102,090	(1,235)
Cash used in investing activities	(33,248)	(40,543)	(51,725)	(61,811)	(120,880)

Other Operating and Financial Data:
Sales increases (decreases):
Total sales	6.5%	3.6%	3.3%	34.5%	(9.0)%
Like stores sales (comparable 52-weeks)(1)	4.5%	5.3%	2.8%	30.3%	(12.1)%
Operating profit	$60,438	$68,451	$67,206	$198,457	$91,648
Ratio of earnings to fixed charges(2)	1.18x	1.24x	1.21x	1.97x	1.47x
Gross profit as a percentage of sales	25.75%	26.58%	27.40%	28.40%	26.81%
Selling, general and administrative expenses as a percentage of sales	22.51%	23.08%	23.96%	22.14%	22.92%

Store Data(3):
Number of stores (at end of fiscal year)	155	156	157	158	161
Average sales per store (000’s)	$16,606	$17,092	$17,619	$23,014	$20,404
Average store size:
Total square feet	33,018	33,083	33,111	33,206	33,474
Selling square feet	23,639	23,675	23,693	23,746	23,872
Total square feet (at end of fiscal year) (000’s)	5,118	5,161	5,205	5,267	5,415
Total selling square feet (at end of fiscal year) (000’s)	3,664	3,693	3,724	3,764	3,860
Sales per total square foot	$503	$517	$532	$693	$610
Sales per selling square foot	$702	$722	$744	$969	$855

(1)
Like store sales are calculated by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year, only the current year’s weekly sales that correspond to the weeks the stores were open in the previous year are used. For replacement store sales, sales for the entire year are included in the like store sales calculation. For stores that were closed during the year, only prior year sales that correspond to the week the stores were opened in the current year are used. A store in Hemet, California was closed on the last day of fiscal 2004. Accordingly, all of this store’s sales for fiscal 2003 and fiscal 2004 were included in the like store sales calculation.

(footnotes continued on following page)

Item 6. Selected Financial Data (contd.)
(2)
For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and amortization of previously capitalized interest. Fixed charges consist of interest expense whether expensed or capitalized, amortization of debt issuance costs, and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case. Included in earnings and fixed charges for fiscal years 2001, 2002 and 2003 is the Company’s 50% share of Santee. For fiscal 2004, included in earnings and fixed charges is the Company’s 50% share of fixed charges and earnings of Santee through February 6, 2004. Santee has been consolidated into the Company’s consolidated results since that date.

(3)
Average sales per store, sales per total square feet and sales per selling square feet are calculated by prorating the number of stores, total square feet and selling square feet by the period of time the store was opened, for new stores, or the period of time the expanded square footage was in service, for expanded stores.

(4)	The fiscal year 2001 was a 53-week year, whereas fiscal years 2002, 2003, 2004 and 2005 were 52-week years.

Item 7. Management’s Discussion and Analysis of Financial
            Condition and Results of Operations
Critical Accounting Policies
The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires the use of estimates and judgments on the part of management. The Company based its estimates on the Company’s historical experience combined with management’s understanding of current facts and circumstances. The Company believes that the following critical accounting policies are the most important to the Company’s financial statement presentation and require the most difficult, subjective and complex judgments on the part of management.
Self-Insurance Reserves
The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. In recent years, the Company and employers within the State of California as a whole have seen significant increases in the severity of workers’ compensation claims. While the Company has factored these increases into its estimates of ultimate loss, no assurance can be given that future events will not require a change in these estimates. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 7.5% in fiscal 2003 and a discount rate of 5.5% for fiscal years 2004 and 2005. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. For fiscal 2005, if a rate of 4.5% was used to discount the reserves, the reserves for self insurance would have been $1.4 million higher than the reserves calculated at a 5.5% discount rate. If a rate of 6.5% was used in fiscal 2005 to discount the reserves, the reserves for self insurance would have been $1.3 million lower than the reserves calculated at a 5.5% discount rate.
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
A significant portion of the Company’s advertising expenditures is in the form of twice weekly print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. On a monthly basis, management estimates the costs of advertisements related to co-operative advertising allowances by dividing the direct out-of-pocket costs for printing and distributing its print ads by the product of total number of print ad pages run during the month and the number of individual ads in a typical twice weekly advertisement. The dollar amount determined is deemed to be the fair value of advertising costs. The fair value of advertising costs is then compared to the amount of co-operative adverting allowances received during the month and any allowances received in excess of cost are recorded as a reduction in cost of goods sold. The amount of co-operative advertising allowances in excess of the direct fair value of the advertising is recognized as a reduction in cost of goods sold.

Item 7. Management’s Discussion and Analysis of Financial
            Condition and Results of Operations (contd.)
Critical Accounting Policies (contd.)
Employee Benefit Plans
The determination of the Company’s obligation and expense for pension benefits is dependent, in part, on the Company’s selection of certain assumptions used by its actuaries in calculating these amounts. These assumptions are disclosed in Note 10 – Retirement Plans in the accompanying notes to the Consolidated Financial Statements contained herein and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While the Company believes its assumptions are appropriate, significant differences in the Company’s actual experience or significant changes in the assumptions may materially affect the Company’s pension obligations and expense for pension benefits.
For fiscal 2005, the discount rate used to calculate the net periodic pension cost was 6.0%. If the rate used to discount the net periodic pension cost was 5.0%, net periodic pension cost would have been $769,000 higher than the cost calculated at a 6.0% discount rate. If the rate used to calculate the net periodic pension cost was 7.0%, net periodic pension cost would have been $642,000 lower than the cost calculated at the 6.0% discount rate.
The Company also participates in various multi-employer defined benefit retirement plans for substantially all employees represented by labor unions. The Company is required to make contributions to these plans in amounts established under collective bargaining agreements, generally based on the number of hours worked. Pension expenses for these plans are recognized as contributions are funded. While the Company expects contributions to these plans to continue to increase as they have in recent years, the amount of increase or decrease will depend upon the outcome of collective bargaining, actions taken by trustees and the actual return on assets held in these plans. For these reasons, it is not practicable to determine the amount by which multi-employer pension contributions will increase or decrease.
Goodwill
The Company reviews goodwill for impairment annually on a reporting unit level or more frequently if impairment indicators arise. The Company’s Retail reporting unit is the only reporting unit that has goodwill. We determine fair value of the reporting unit by utilizing a discounted projected cash flows compared to our carrying value of the reporting unit for purposes of identifying impairment. The Company’s evaluation of goodwill impairment requires extensive use of accounting judgment and financial estimates. Use of alternative assumptions such as projected sales and margins and anticipated future cash flows could provide significantly different results. The fair value of estimates could change in the future depending on internal and external factors including control of labor costs, actions of competitors and the effect of future collective bargaining agreements.
Significant Accounting Policies
In addition to the critical accounting policies disclosed above, there are certain accounting policies that the Company has adopted that may differ from policies of other companies within the same industry. Such differences in the treatment of these policies may be important to the readers of the Company’s Form 10-K and the Company’s Consolidated Financial Statements contained herein. For further information regarding the Company’s accounting policies, refer to Note 1 – The Company and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained herein.

Item 7. Management’s Discussion and Analysis of Financial
            Condition and Results of Operations (contd.)
Ownership of the Company
La Cadena is the sole stockholder of the Company and holds all of the shares of the Company’s Class A Common Stock. La Cadena is a California General Partnership whose general partners include the Jack H. Brown Revocable Trust. Mr. Jack H. Brown is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Brown’s Trust has the majority interest in La Cadena and Mr. Brown is the Managing General Partner with the power to vote the shares of the Company owned by La Cadena on all matters.
Results of Operations
The following table sets forth certain income statement components expressed as a percent of sales for the fiscal years ended September 28, 2003, September 26, 2004 and September 25, 2005.

	Fiscal Year Ended
	2003	2004	2005
Sales	100.00%	100.00%	100.00%
Gross profit	27.40	28.40	26.81
Operating expenses:
Selling, general and administrative expenses	23.96	22.14	22.92
Depreciation and amortization	1.00	0.90	1.17
Operating profit	2.44	5.36	2.72
Interest income	0.04	0.06	0.20
Interest expense	(1.93)	(1.46)	(1.69)
Interest expense related to debt purchase	—	(0.96)	—
Equity in income from unconsolidated affiliate	0.05	0.03	—
Other expenses, net	(0.05)	(0.04)	(0.05)
Income before income taxes	0.55%	2.99%	1.18%
As of February 6, 2004, the results of Santee, previously accounted for under the equity method of accounting, have been consolidated in the Company’s results of operations and all inter-company transactions have been eliminated.
A labor dispute involving three of the Company’s principal competitors from October 11, 2003 through February 29, 2004, had a materially positive effect on the Company’s results of operations in fiscal 2004. On October 11, 2003, the UFCW declared a strike against Vons; in turn, Albertson’s and Ralphs locked out all of their UFCW employees. The UFCW did not strike against the Company as a result of an agreement whereby the Company agreed to accept the same contract terms that the UFCW negotiated with Vons, Albertson’s and Ralphs.
On February 29, 2004, members of the UFCW in Southern California ratified new collective bargaining agreements and ended their strike. Under the new collective bargaining agreements, the Company, in fiscal 2004, made special contributions to the UFCW’s health and welfare fund totaling $29.3 million, and made strike ratification bonus payments to its employees totaling $4.7 million.

Item 7. Management’s Discussion and Analysis of Financial
            Condition and Results of Operations (contd.)
Results of Operations (contd.)
During the labor dispute, many of the former Vons, Albertson’s and Ralphs customers chose to honor the picket lines and took their business to Stater Bros. Markets and other grocery retailers. The increase in sales volume during the labor dispute had a significant and positive effect on the Company’s sales and results of operation in fiscal 2004. During the labor dispute, the Company experienced a material increase in sales in fiscal 2004 over fiscal 2003. Likewise, due to the increased sales volume from the labor dispute, fiscal 2004 sales were significantly higher than current year fiscal 2005 sales. During fiscal 2004, the Company was able to operate more efficiently as certain fixed costs remained unchanged while sales volumes were increased over fiscal 2003 and fiscal 2005. While the Company has been able to retain some of the customers acquired during the labor dispute, the Company’s sales volume in fiscal 2005 is significantly lower than fiscal 2004 sales volume. Consequently, fiscal 2005 results of operations compared to fiscal 2004 are significantly affected by the decreased sales volume in the current year compared to the prior year.
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
Total sales amounted to $3.4 billion in 2005 compared to $3.7 billion in 2004 and $2.8 billion in 2003. Like-store sales decreased $436.1 million or 12.05% in fiscal 2005, compared to an increase of $834.8 million or 30.3% in fiscal 2004 and an increase of $74.1 million or 2.78% in fiscal 2003. The decrease in like store sales volume in fiscal 2005 compared to fiscal 2004 is attributed to the normalizing of the marketplace as many of the customers who shopped at the Company’s markets returned to the stores they shopped at prior to the labor dispute. While many customers have returned to their original stores, the Company’s customer count and sales volume is higher than before the labor dispute as the Company has been able to retain some of the customers acquired during the labor dispute. During the third and fourth quarters of fiscal 2005, the Company has seen trends that indicate that the marketplace has normalized and the Company believes that current sales volumes can be retained and grown in the near future. The Company opened four new stores in fiscal 2005 and two stores were opened during fiscal 2004. These newly opened stores added approximately $69.5 million of sales in fiscal 2005. Santee’s sales contribution for fiscal 2005 increased $32.1 million as Santee was consolidated for the entire fiscal 2005 compared to thirty-three weeks for fiscal 2004. The sales increase in fiscal 2004 over fiscal 2003 was due primarily to increased sales volume during the labor dispute and customers retained after the labor dispute. The consolidation of Santee in fiscal 2004 added $75.6 million to fiscal 2004 sales.
Gross profit decreased to $0.9 billion or 26.81% of sales in 2005 compared to $1.1 billion or 28.40% of sales in 2004 and $0.8 billion or 27.40% of sales in 2003. Gross profit, as a percentage of sales, for the fiscal 2005 decreased 1.59% compared to the prior year. The decrease in gross profit margin, as a percentage of sales, in fiscal 2005 over fiscal 2004 is attributed to several factors. Warehousing and transportation costs were 3.51% of sales in fiscal 2005 compared to 3.29% of sales in fiscal 2004. In fiscal 2004, the Company was able to leverage certain fixed distribution costs over the larger sales volume experienced during the labor dispute. During the labor dispute, the Company experienced higher inventory turns in perishable departments, which reduced shrink. Also, for the first two quarters of fiscal 2005, the Company experienced significant pricing pressures as the Company’s major competitors sought to win back customers lost during the labor dispute. In the third and fourth quarters of 2005, the Company experienced a reduction in competitive pricing pressures.

Item 7. Management’s Discussion and Analysis of Financial
            Condition and Results of Operations (contd.)
Results of Operations (contd.)
The increase in gross profit, as a percentage of sales, in fiscal 2004 over fiscal year 2003 is comprised of increased store gross profit of 0.55% attributed primarily to reduced shrink in the perishable departments during the labor dispute, a reduction, as a percentage of sales, of 0.80% in distribution and transportation costs attributed to the leveraging of fixed costs over the increased sales volume offset by the consolidation of Santee in fiscal 2004 which created a reduction in gross profit, as a percentage of sales, for the fiscal year of 0.32%.
Operating expenses include selling, general and administrative expenses, and depreciation and amortization. In fiscal year 2005, selling, general and administrative expenses amounted to $772.9 million or 22.92% of sales compared to $820.3 million or 22.14% of sales in 2004 and $659.5 million or 23.96% of sales in 2003. The increase in selling, general and administrative expenses in fiscal 2005 compared to fiscal 2004 is due to several factors. In fiscal 2004, the Company had a $22.4 million gain, or 0.60% of sales, from a settlement agreement with Ralphs that was not present in the current year. Payroll related expenses decreased 0.41%, as a percentage of sales, primarily due to $34.0 million for special payments in fiscal 2004 related to the labor dispute and contract ratification. Offsetting these decreases in selling, general and administrative costs was an increase of 0.22%, as a percentage of sales, in primarily fixed and administrative expenses that decreased $228,000 in fiscal 2005, but increased, as a percentage of sales, due to the lower sales volume in fiscal 2005 over fiscal 2004. Also, advertising costs increased 0.12%, as a percentage of sales, in fiscal 2005 as the Company placed more emphasis in print advertisement.
Included in selling, general and administrative expenses for fiscal 2004 is $34.0 million for special payments related to the labor dispute and contract ratification. These special payments, as a percentage of sales, were 0.92% of sales in fiscal 2004. The Company made special payments of approximately $29.3 million to UFCW union trust funds to bring the funds up to levels negotiated during collective bargaining contract negotiations. Under the new negotiated collective bargaining agreement, future union insurance payments by the Company are proscribed at specified hourly rates. In addition, the Company paid approximately $4.7 million to UFCW union members as a contract ratification bonus. Also, included in selling, general and administrative expenses for fiscal 2004 is a $22.4 million gain from a settlement agreement reached with Ralphs. The gain from litigation settlement reduced selling, general and administrative expenses, as a percentage of sales, by 0.60% for fiscal 2004. The consolidation of Santee in fiscal 2004 caused a reduction in selling general and administrative expenses, as a percentage of sales, of 0.29% for fiscal 2004. After removing the effect of the special union payments, the gain from a settlement agreement and the consolidation of Santee, selling general and administrative expenses, as a percentage of sales, decreased 1.82% in fiscal 2004 over fiscal 2003. Most of the remaining reductions in the selling, general and administrative expenses, as a percentage of sales, in fiscal 2004 over fiscal 2003 were attributed to the Company being able to leverage fixed costs and operating more efficiently during the labor dispute.
Depreciation and amortization expenses amounted to $39.6 million in 2005 compared to $33.3 million in 2004 and $27.7 million in 2003. Depreciation and amortization expense, as a percentage of sales, was 1.17%, 0.90% and 1.00% for fiscal years 2005, 2004 and 2003, respectively. The changes in depreciation expense from year-to-year are due primarily to store additions and remodels and corporate expenditures. Included in cost of goods sold is $12.2 million, $10.4 million and $7.4 million in fiscal years 2005, 2004 and 2003, respectively, of depreciation and amortization costs.

Item 7. Management’s Discussion and Analysis of Financial
             Condition and Results of Operations (contd.)
Results of Operations (contd.)
Operating profit amounted to $91.6 million or 2.72% of sales in 2005 compared to $198.5 million or 5.36% of sales in 2004 and $67.2 million or 2.44% of sales in 2003.
Interest expense amounted to $57.1 million, $54.0 million and $53.3 million for the 2005, 2004 and 2003 fiscal years, respectively. The increase in interest expense in fiscal 2005 over fiscal 2004 is attributed to the increased interest rate on the Floating Rate Senior Notes due 2010 and to a higher average outstanding debt balance in the current year verses the prior year. The increase in interest expense in fiscal 2004 compared to fiscal 2003 is due primarily to the increase in outstanding debt by the Company offset by the reduction in average interest rates of its long term debt.
For fiscal 2004, interest expense related to debt purchase was $35.6 million and included a $16.9 million payment for tender premium and fees on the purchase of $397.8 million of the 10.75% Notes, an $8.5 million make-whole payment by Santee related to Santee’s redemption of all outstanding Santee Notes, a $1.1 million make-whole payment on the redemption of the remaining $41.0 million 10.75% Senior Notes, and a $9.1 million charge for the write-off of the remaining debt issuance costs related to (i) the purchase of $397.8 million of the 10.75% Notes, (ii) the redemption of the remaining $41.0 million 10.75% Senior Notes, (iii) the early retirement of the $20.0 million 5.0% Subordinated Note due 2007 and (iv) the redemption of the Santee Notes. For fiscal 2005 and fiscal 2003, there was no interest expense related to debt purchase.
Equity in income from unconsolidated affiliate amounted to $0.9 million in fiscal 2004 compared to $1.3 million in fiscal 2003. There was no equity in income from unconsolidated affiliate for 2005 as Santee was consolidated for the entire fiscal year. The decrease in equity in income from unconsolidated affiliate in fiscal 2004 compared to fiscal 2003 is due to Santee being consolidated as a wholly-owned subsidiary as of February 6, 2004, the effective date of the Settlement Agreement.
Income before income taxes amounted to $39.9 million, $110.6 million and $15.2 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.
Net income for fiscal 2005 amounted to $26.2 million, compared to $71.4 million in fiscal 2004 and $9.8 million in fiscal 2003.
Liquidity and Capital Resources
The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended and restated on June 17, 2004 expires in May 2007 and consists of a revolving loan facility for working capital and letters of credit of $75.0 million. As of September 25, 2005, the Company had $46.9 million of outstanding letters of credit and had $28.1 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements.
Santee’s revolving line of credit includes a credit line of $5.0 million all of which may be used to secure letters of credit. As of September 25, 2005, Santee had $2.1 million of outstanding letters of credit and had $2.9 million available under the revolving loan facility.

Item 7. Management’s Discussion and Analysis of Financial
             Condition and Results of Operations (contd.)
Liquidity and Capital Resources (contd.)
The Company had no short-term borrowings outstanding at the end of fiscal years 2005, 2004 and 2003, and the Company did not incur short-term borrowings during fiscal years 2005, 2004 and 2003.
Working capital amounted to $277.2 million at September 25, 2005, $319.9 million at September 26, 2004 and $124.5 million at September 28, 2003. The Company’s current ratios were 2.00:1, 2.22:1 and 1.60:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.
Net cash provided by operating activities for fiscal 2005 was $83.6 million compared to $150.5 million for fiscal 2004 and $83.0 million for fiscal 2003. Cash flow from operations was negatively impacted primarily by a decline in net income in fiscal 2005 as compared to fiscal 2004 as a result of the labor dispute in fiscal 2004. In addition to the decrease in net income, cash was negatively impacted by an increase in restricted cash used as collateral for workers’ compensation and general liability reserves which was offset, in part, by an increase in accrued options and increases in accrued payroll.
Other significant uses of cash in fiscal 2005 included $77.3 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. The Company acquired land and a building for $5.0 million, which was associated with the new corporate office and distribution facilities and which the Company will ultimately sell. The Company acquired the assets of a third party operator of pharmacies in sixteen of its stores for $3.8 million and forgiveness of advances to the third party operator of $0.5 million. In addition, $34.0 million was expended on the Company’s new corporate office and distribution facilities which are being funded by cash allocated from the proceeds from the issuance of the 8.125% Senior Notes due 2012 and Floating Rate Senior Notes due 2010.
Cash flow from operations in fiscal 2004 was positively effected by the increased net income generated during the labor dispute. In addition to increases in net income, cash flow was positively impacted by increases in accounts payable which resulted from increased inventory purchases and by increases in accrued options and workers’ compensation reserves. Partially offsetting the positive cash flows from operations in fiscal 2004 was an increase in restricted cash used as collateral for workers’ compensation and general liability reserves and the primarily non-cash litigation settlement with Ralphs that gave 100% ownership of Santee to the Company and caused the consolidation of Santee into the Company as of the Settlement date.
Other significant sources of cash in fiscal 2004 included the issuance of the $525.0 million 8.125% Senior Notes due 2012 and the $175.0 million Floating Rate Senior Notes due 2010, which proceeds were used to redeem $438.8 million 10.75% Senior Notes due 2006, the $53.5 million of outstanding Santee Notes, and the $20.0 million 5.0% Subordinated Note due 2007 and to pay fees, premiums, and make-whole payments associated with these redemptions. In fiscal 2004, the Company expended $60.7 million for normal new store construction, store remodels and equipment purchases. In addition, $1.3 million was expended on the Company’s new corporate office and distribution facilities.

Item 7. Management’s Discussion and Analysis of Financial
             Condition and Results of Operations (contd.)
Liquidity and Capital Resources (contd.)
Management believes that capital expenditures for fiscal 2006 will be approximately $162.5 million and are expected to be financed by cash on hand and cash from operating activities. The following table sets forth the major components of expected fiscal 2006 capital expenditures.
Expected Capital Expenditures Fiscal 2006
(In thousands)

New corporate office and distribution facilities	$73,577
New store construction, less reimbursements	11,152
Store remodels	36,658
MIS equipment and software	13,027
Store equipment	20,130
Transportation equipment	4,445
Production equipment	2,150
Distribution equipment	945
Office equipment and other	418

$162,502

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
The Company operated 161 supermarkets at September 25, 2005, 158 supermarkets at September 26, 2004 and 157 supermarkets at September 28, 2003.
The Company’s supermarkets had approximately 5.4 million total square feet at September 25, 2005 and 5.3 million total square feet at September 26, 2004 and 5.2 million total square feet at September 28, 2003.
Credit Facilities
On June 17, 2004, the Company entered into an amended and restated credit facility (the “Credit Facility”) with Bank of America N.A. (“Bank of America”) as sole and exclusive administrative agent, and sole initial lender, consisting of a three-year revolving credit facility in a principal amount of up to $75.0 million, with the right to increase, under certain circumstances, the size of the Credit Facility to an aggregate principal amount of $100.0 million. The Credit Facility amended and restated the existing credit facility in its entirety. Subject to certain restrictions, the entire amount of the Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and will be used for certain working capital, capital expenditures and other corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, construction of the new corporate office and distribution facilities and workers’ compensation insurance obligations. The availability of the loans and letters of credit are subject to certain borrowing restrictions.
The Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Development and the Company’s indirect subsidiaries, Super Rx and Santee (subject, in the case of Santee, to termination upon certain specified events).

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
As of September 25, 2005, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 8.125% Senior Notes due 2012 and its Floating Rate Senior Notes due 2010. As of September 25, 2005, the Company was in compliance with all such covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
Labor Relations
The UFCW’s collective bargaining agreements were renewed in February 2004 and expire in March 2007. The Teamsters’ collective bargaining agreement was renewed in September 2005 and expires in September 2010. Santee’s collective bargaining agreement with the Teamsters was renewed in March 2004 and expires in March 2007.
The Company values its employees and believes its relationship with them is good and that employee loyalty and enthusiasm are key elements of its operating performance.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements, other than stand-by letters of credit, as discussed under the caption “Liquidity and Capital Resources” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and operating leases as disclosed in Note 8 — Leases of the Audited Consolidated Financial Statements, that would have or are reasonably likely to have material current or future effect on the registrant’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7. Management’s Discussion and Analysis of Financial
             Condition and Results of Operations (contd.)
Tabular Disclosure of Contractual Cash Obligations
     The following table sets forth the Company’s contractual cash obligations and commercial commitments as of September 25, 2005.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due 2012
Principal	$525,000	$—	$—	$—	$525,000
Interest	298,594	42,656	85,313	85,313	85,312

	823,594	42,656	85,313	85,313	610,312
Floating Rate Senior Notes due 2010 (1)
Principal	175,000	—	—	175,000	—
Interest	62,123	13,077	26,189	22,857	—

	237,123	13,077	26,189	197,857	—
Capital lease obligations (2)
Principal	9,482	1,190	2,040	2,484	3,768
Interest	6,436	1,400	2,343	1,704	989

	15,918	2,590	4,383	4,188	4,757

Operating leases (2)	274,719	35,913	58,173	36,483	144,150

Total contractual cash obligations	$1,351,354	$94,236	$174,058	$323,841	$759,219

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (3)	$49,040	$49,040	$—	$—	$—

Total other commercial commitments	$49,040	$49,040	$—	$—	$—

(1)
Interest on the Floating Rate Notes is based on the Three-month LIBOR plus 3.50% and is set quarterly based on the Three-month LIBOR rate for the second London Banking Day preceding each interest period. The floating interest rate at September 25, 2005 was 7.37%.

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

(3)
Standby letters of credit are committed as security for workers’ compensation obligations and as security for current rent obligations. Outstanding letters of credit expire between December 2005 and October 2006.

Item 7. Management’s Discussion and Analysis of Financial
             Condition and Results of Operations (contd.)
Recent Accounting Pronouncements
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of APB No. 43 Chapter 4”, which clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs and spoilage. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company does not expect the adoption of EITF 05-6 to have a material impact on the results of its operations.
In October 2005, the FASB issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 requires rental costs associated with building or ground leases incurred during a construction period to be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005; however, a lessee is required to cease capitalizing rental costs as of December 15, 2005 for operating lease arrangements entered into prior to December 15, 2005. Early adoption is permitted for annual or interim financial statements that have not yet been issued. The Company will adopt FSP 13-1 beginning in the first quarter of 2006. The impact of FSP 13-1 is not expected to have a material effect on the Company’s consolidated financial statements.
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
Effect of Inflation and Competition (cont.)
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
Given the wide assortment of products it offers, the Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. The Company’s primary competitors include Vons, Albertson’s, Ralphs, and a number of independent supermarket operators. The Company, and its competitors, face increased competitive pressures with the entry in its geographic market area of Wal-Mart’s Supercenter format stores. Wal-Mart currently has four Supercenters and a number of Wal-Mart discount locations and Sam’s Clubs within the Company’s marketing area selling a variety of grocery products. The Company expects Wal-Mart to open more of their Supercenter format stores in the Company’s market area. In addition, the Company expects Von’s, Albertson’s and Ralphs to continue to apply pricing and other competitive pressures as they expand the number of their stores in the Company’s market area and as they continue to take steps to both maintain and grow their customer counts. The Company believes that its everyday low prices, breadth of product offering, specialty service department and long-term customer relationships will help it withstand the increased competitive environment. The Company monitors competitive activity and Senior Management regularly reviews the Company’s marketing and business strategy and periodically adjusts them to adapt to changes in the Company’s primary trading area.
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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
The Company is subject to interest rate risk on its fixed interest rate debt obligations and floating rate debt obligations. The Company’s fixed rate debt obligations are comprised of the 8.125% Senior Notes due June 2012 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. The Company’s floating rate debt obligations are the Floating Rate Senior Notes due June 2010. The fair values of the 8.125% Senior Notes due June 2012 and Floating Rate Senior Notes due June 2010 are based upon quoted market prices. Although quoted market prices are not readily available on the Company’s capital lease obligations, the Company believes that stated values approximate the fair value of these obligations. The Company has not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk. The following table provides the future principal cash flows and weighted-average interest rates expected on the Company’s fixed rate and floating rate debt obligations. The fair value shown here is based upon the quoted market price of the 8.125% Senior Notes and Floating Rate Senior Notes and the stated value of the capital leases as of September 25, 2005.

	Expected Year of Maturity
	(In thousands)

	2006	2007	2008	2009	2010	Thereafter	fair Value
Long-term debt and Capital lease obligations	$1,190	$1,042	$998	$1,148	$176,336	$528,768	$698,545
Average interest rate	8.03%	8.02%	8.02%	8.01%	7.99%	8.18%

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
None
Item 9A. Controls and Procedures
As of the year ended September 25, 2005, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-K. During the quarter and fiscal year ended September 25, 2005, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken.
Item 9B. Other Information
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

Name	Age	Position
Jack H. Brown	66	Chairman of the Board, President and Chief Executive Officer

Donald I. Baker	64	Executive Vice President and Chief Operating Officer

Phillip J. Smith	58	Senior Vice President and Chief Financial Officer

Dennis L. McIntyre	45	Group Senior Vice President of Marketing

James W. Lee	54	Group Senior Vice President of Retail Operations

Edward A. Stater	54	Senior Vice President of Retail Operations

Bruce D. Varner	69	Director and Secretary

Thomas W. Field, Jr.	71	Vice Chairman of the Board of Directors

C. Dale Warman	76	Director
Background of Directors and Executive Officers
     Jack H. Brown has been President and Chief Executive Officer of the Company since June 1981 and Chairman of the Board since 1986. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly-owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 53 years. Mr. Brown has a majority interest and is the managing general partner of La Cadena. Mr. Brown serves as a Director for the Automobile Club of Southern California.
     Donald I. Baker was promoted to President of Markets in September 2004 and has been Executive Vice President and Chief Operating Officer since November 2001 and Executive Vice President of the Company since October 1998. Mr. Baker joined the Company in November 1983 as Vice President-Warehouse and Transportation and was Group Senior Vice President-Administration from July 1996 to October 1998. From July 1992 to July 1996, Mr. Baker was Group Senior Vice President-Human Resources and Distribution. From August 1986 to July 1992, Mr. Baker was Senior Vice President-Human Resources and Distribution. Mr. Baker has approximately 39 years of experience in the supermarket industry. Prior to joining the Company, Mr. Baker was employed by American Community Stores Corporation, Inc., a subsidiary of Cullum Companies, Inc., a publicly held corporation, from 1972 to 1983 in various capacities including Vice President of Retail Operations, and was also employed by The Kroger Co. from 1966 to 1972.

Item 10. Directors and Executive Officers of the Registrant (contd.)
Background of Directors and Executive Officers (contd.)
     Phillip J. Smith has been Senior Vice President and Chief Financial Officer since November 2000, and was Vice President and Controller from April 1998 until November 2000. Mr. Smith joined the Company in 1987 as Controller. Mr. Smith has approximately 30 years experience in the supermarket industry. Prior to joining the Company, Mr. Smith was employed by Market Basket Foodstores as Vice President and Chief Financial Officer from 1985 to 1987. From 1975 until 1985, Mr. Smith was employed by various divisions of Cullum Companies, Inc., a publicly held corporation, in various financial capacities.
     Dennis L. McIntyre has been Group Senior Vice President of Marketing since August 2002. Mr. McIntyre has served the Company for 27 years in various capacities including Courtesy Clerk, Assistant Manager, Buyer, Assistance Vice President of Marketing from 1994 until 1999, Vice President of Marketing from 1999 to 2000 and Senior Vice President of Marketing from 2000 to 2002.
     James W. Lee joined the Company in August 2002 as Group Senior Vice President of Retail Operations. Mr. Lee has over 33 years experience in the supermarket industry. Prior to joining the Company, Mr. Lee was with Wild Oats Markets, Inc. between 1997 and 2001 as Chief Operating Officer. Mr. Lee was employed in various operating capacities, including Vice President, Retail, with Ralphs Grocery Company, a division of Kroger Co., from 1972 until 1996.
     Edward A. Stater has been Senior Vice President of Retail Operations since April 2000. Mr. Stater has served the Company for 37 years in various capacities including Clerk, Produce Buyer, Assistant Warehouse Supervisor, New Store Set-up Manager, Grocery Supervisor, District Manager and Regional Vice President from 1986 until 2000.
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
     Thomas W. Field, Jr. has been Vice Chairman of the Board of Directors of the Company since May 1998 and a Director of the Company since 1994. Mr. Field has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field was President of American Stores Company from 1981 to 1984 and was President of Alpha Beta Company from 1976 to 1984. Mr. Field was a Director of American Stores Company from 1979 to 1984. Mr. Field is a nationally recognized and highly regarded supermarket executive. Mr. Field has held various positions in the Supermarket Industry for over 46 years and serves as a Director for the Campbell Soup Company.
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

Item 11. Executive Compensation
The following table summarizes the compensation for services rendered during the prior three fiscal years paid to the CEO and the four most highly compensated executive officers other than the CEO of the Company:

	Annual Compensation
Name and				Other Annual	All Other(1)(2)(3)
Principal Position	Year	Salary	Bonuses(4)(5)(6)	Compensation	Compensation
Jack H. Brown	2005	$1,505,000	$5,000,000	$—	$51,000
Chairman, President and	2004	$1,350,000	$3,125,000	$—	$54,478
Chief Executive Officer	2003	$1,260,000	$1,848,000	$—	$53,067

Donald I. Baker	2005	$665,000	$—	$—	$—
Executive Vice President and	2004	$553,000	$480,000	$—	$2,978
Chief Operating Officer	2003	$515,000	$295,000	$—	$2,067

Phillip J. Smith	2005	$256,000	$—	$—	$—
Senior Vice President and	2004	$231,000	$510,000	$—	$2,978
Chief Financial Officer	2003	$215,000	$125,000	$—	$2,067

Dennis L. McIntyre	2005	$290,000	$—	$—	$—
Group Senior Vice President	2004	$257,000	$170,000	$—	$2,978
of Marketing	2003	$240,000	$80,000	$—	$2,067

James W. Lee	2005	$283,000	$—	$—	$—
Group Senior Vice President	2004	$252,000	$170,000	$—	$2,978
of Retail Operations	2003	$232,000	$80,000	$—	$2,067

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

(3)	Includes Mr. Brown’s Director Fees for 2003, 2004 and 2005, which amounted to $51,500, $51,500 and $51,000, respectively.

(4)	Annual performance bonuses to be paid to the Named Executive Officers for fiscal 2005 had neither been calculated nor awarded as of December 21, 2005, the latest practical date.

(5)
Amounts shown for fiscal 2004 include performance bonuses earned during the Southern California labor dispute. Amounts shown for fiscal 2004 for Mr. Smith also include bonuses for the Santee transaction and successful bond offering.

(6)	Amount shown for fiscal 2005 for Mr. Brown was a bonus paid for a successful bond offering in fiscal 2004.
Stock Options and SARs
None

Item 11. Executive Compensation (contd.)
Pension Plan
The Company’s Pension Plan for Salaried Employees (the “Pension Plan”) is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including Directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee’s compensation for each year up to the social security wage base, plus 2.15 percent of the employee’s compensation for each year in excess of the social security wage base. The Named Executive Officers have the following years of credited service under the Pension Plan as of September 25, 2005: Jack H. Brown — 24 years, Donald I. Baker — 22 years, Phillip J. Smith — 18 years, Dennis L. McIntyre — 27 years and James W. Lee — 3 years.
The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with the Company. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 2005 retirees with ten or more years of service at retirement is $160,000. The maximum annual compensation that may be considered for 2005 retirees is $200,000.

	Pension Plan Table
	Years of Service
Remuneration	15	20	25	30	35
$50,000	$5,625	$7,500	$9,375	$11,250	$13,125
75,000	12,533	16,710	20,888	25,065	29,243
100,000	20,595	27,460	34,325	41,190	48,055
125,000	28,658	38,210	47,763	57,315	66,868
150,000	36,720	48,960	61,200	73,440	85,680
175,000	44,783	59,710	74,638	89,565	104,493
200,000	52,845	70,460	88,075	105,690	123,305
205,000	54,458	72,610	90,763	108,915	127,068
Board of Directors
Directors of the Company are paid an annual fee of $50,000 plus $500 for each board meeting attended. The Board had two standing committees during fiscal 2005.
The Audit Committee recommends the appointment or removal of the Company’s independent auditors, reviews the scope and results of the independent audit of the Company, reviews audit fees and reviews changes in accounting policies that have a significant effect on the Company’s financial statements. The Audit Committee members are Mr. Warman, Mr. Varner and Mr. Field. Mr. Field is the Audit Committee’s Financial Expert and is an independent member of the Board.
The Compensation Committee approves compensation and annual performance bonuses paid to the Chief Executive Officer and the Senior Management of the Company. The Compensation Committee members are Mr. Varner and Mr. Field.
Code of Ethics
The Company has adopted a Financial Code of Ethics which has been signed by the CEO, CFO and Controllers of the Company. A copy of the Code of Ethics was provided as an exhibit to the fiscal 2004 Report on Form 10-K.

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
Phantom Stock Plan
The Company maintains a phantom stock plan to provide additional incentive compensation to certain executives of Markets whose performance is considered especially critical to the Company’s business. Under the plan, grants may be made by the Compensation Committee and Board of Directors to persons recommended by the Chairman of the Board or Chief Executive Officer. Existing stockholders and the managing general partner of La Cadena are not eligible to receive awards. Awards under the plan are for units that have an assigned value. The value of the units awarded under the plan will increase or decrease in accordance with net profits of the Company. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of the Company; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as the Company may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any unvested awards under the plan will terminate and no payment will be made thereunder. As of September 28, 2003, September 26, 2004 and September 25, 2005, there were 693,000, 702,000 and 703,000 units outstanding, respectively.
Payments pursuant to units awarded under the plan are based upon the value of a unit at the date of retirement, permanent total disability or death, except that if such date occurs within two years of the grant the amount of payment, per unit, is limited to the appreciated value of the units during the period. Upon a change of control, the payment on all units is equal to the full value of the units. On September 30, 2005, the phantom stock plan was amended to allow a one-time payment of up to 50% of the stated value of the unit for units that are fully vested. The stated value of each unit is $20. The election for the one-time payment can be made, at the discretion of the of the plan beneficiary, during October 2005 or annually each October if the election has not yet been made. Subsequent to year-end, eligible participants elected to receive payouts of approximately $6.1 million which has been reclassified to other accrued liabilities in the accompanying Consolidated Balance Sheets as of September 25, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of December 21, 2005, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by (a) each person known by the Company to beneficially own more than 5% of such stock, (b) each Director of the Company, (c) each of the Named Executive Officers, and (d) all Directors and executive officers of the Company as a group:

Shares of
	Class A	Percentage of
	Common Stock	Class A
Name and Address of	Beneficially	Common Stock
Beneficial Owner	Owned	Outstanding
La Cadena(1)	38,301	100%
Jack H. Brown(1)(2)	38,301	100%
Betty J. Moseley(1)(2)	38,301	100%
Donald I. Baker(2)	—	—
Phillip J. Smith(2)	—	—
Dennis L. McIntyre(2)	—	—
James W. Lee(2)	—	—
Edward A. Stater(2)	—	—
Bruce D. Varner(2)	—	—
Thomas W. Field, Jr.(2)	—	—
C. Dale Warman(2)	—	—
All Directors and executive officers as a group (10 persons)(1)	38,301	100%

(1)
The 38,301 outstanding shares of the Company’s Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partners of La Cadena. The general partners of La Cadena are The Jack H. Brown Revocable Trust dated June 29, 2000 and The Moseley Family Revocable Trust dated May 18, 2000. Mr. Brown’s Trust has the majority interest and Mr. Brown is the Managing General Partner of La Cadena with the power to vote the shares of the Company owned by La Cadena on all matters. The address of La Cadena is 3750 University Avenue, Suite 610, Riverside, California 92501.

(2)	The address of Messrs. Brown, Moseley, Baker, Smith, McIntyre, Lee, Stater, Varner, Field and Warman is c/o the Company at 21700 Barton Road, Colton, California 92324.
Change of Control Arrangements
None

Item 13. Certain Relationships and Related Transactions
Mr. Bruce D. Varner and the law firm of Varner, Saleson & Brandt LLP, of which Mr. Varner is a partner, have performed legal services in the past for the Company. The total cost of such legal services incurred by the Company during fiscal 2005 was approximately $1.2 million. In addition Mr. Varner was paid Director fees of $52,500. Mr. Varner was one of the named defendants in the legal proceedings between Markets, Santee and Hughes and Mr. Varner received $100,000 in fiscal 2004 as part of litigation settlement between Markets and Hughes. The Company believes that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner, Saleson & Brandt LLP were at least as fair to the Company as could have been obtained from unaffiliated law firms. The Company expects such services to continue in the future.
On June 17, 2004, the Company paid a $45.0 million dividend to La Cadena.
The 38,301 outstanding shares of the Company’s Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partners of La Cadena. The general partners of La Cadena are The Jack H. Brown Revocable Trust dated June 29, 2000 and The Moseley Family Revocable Trust dated May 18, 2000. Mr. Brown’s Trust has the majority interest and Mr. Brown is the Managing General Partner of La Cadena with the power to vote the shares of the Company owned by La Cadena on all matters.
Item 14. Principal Accounting Fees and Services
Audit Fees
Ernst & Young LLP fees for audit services aggregated $671,000 in fiscal 2005 and $868,000 in fiscal 2004 for services associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q. Fees for fiscal 2005 also included audit services for the Company’s amendment of the Annual Report on Form 10-K for the fiscal year ended September 26, 2004 and amendment of the Quarterly Report on Form 10-Q for the thirteen week period ended December 26, 2004. Fees for fiscal 2004 also included consent services related to an offering memorandum for purchase of the Company’s 10.75% Senior Notes due 2006 and the issuance and registration of the Company’s 8.125% Senior Notes due 2012 and Floating Rate Senior Notes due 2010.
Audit Related Fees
Ernst & Young LLP billed the Company in aggregate $61,000 in fiscal 2005 and $30,000 in fiscal 2004 for audits of the Company’s pension and profit sharing plans, consultation related to internal control documentation, and online subscriptions.
Tax Fees
Ernst & Young LLP billed the Company in aggregate $69,000 in fiscal 2005 and $27,000 in fiscal 2004 for tax compliance, tax advice and tax planning services.
All Other Fees
There were no other fees billed by Ernst & Young LLP for other services in fiscal 2005 or fiscal 2004.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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

(3)	Exhibits

Exhibits as required by Item 15(c) are as follows:

exhibit no.		description
3.1	(1)	Certificate of Incorporation of Stater Bros. Holdings Inc.

3.2	(1)	By-Laws of Stater Bros. Holdings Inc.

3.3	(9)	Articles of Incorporation of Stater Bros. Markets

3.4	(9)	By-Laws of Stater Bros. Markets

3.5	(9)	Articles of Incorporation of Stater Bros. Development, Inc.

3.6	(9)	By-Laws of Stater Bros. Development, Inc.

3.7	(9)	Articles of Incorporation of Santee Dairies, Inc

3.8	(9)	By-Laws of Santee Dairies, Inc.

3.9	(12)	Articles of Incorporation of Super Rx, Inc.

3.10	(12)	By-Laws of Super Rx, Inc.

4.1	(9)
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

4.3	(9)	Specimen Form of Fixed Rate Global Note

4.4	(9)	Specimen Form of Floating Rate Global Not

Item 15. Exhibits and Financial Statement Schedules (contd.)
     (a)(3) Exhibits (contd.)

exhibit no.		description
4.5	(9)
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

5.1	(9)	Opinion of Gibson, Dunn & Crutcher LLP

10.1	(1)	Reclassification Agreement dated September 3, 1993, by and among Stater Bros., Craig and La Cadena

10.2	(1)	Amendment to Reclassification Agreement, dated January 12, 1994, by and among Stater Bros., Craig and La Cadena

10.3	(1)	Agreement of Stockholders dated May 10, 1989, by and among Stater Bros., Craig and La Cadena

10.4	(1)	Amendment to Agreement of Stockholders dated September 3, 1993, by and among Stater Bros., Craig, Craig Management, Inc. and La Cadena

10.5	(1)	Option Agreement dated September 3, 1993, by and between Stater Bros. and Craig

10.6	(1)	Amendment to Option Agreement dated January 12, 1994, by and between Stater Bros. and Craig

10.7	(1)	Consulting Agreement dated September 3, 1993, by and between Stater Bros., Craig and CMI

10.8	(1)	Letter Agreement regarding Consulting Agreement, dated March 8,1994, by and between Stater Bros., Craig and CMI

10.9	(1)	Second Amended and Restated Stock Agreement dated January 12, 1994, by and among Stater Bros., Craig, CMI, La Cadena and James J. Cotter

10.10	(1)	Security Agreement dated March 8, 1994, by and between Stater Bros. and Craig

10.11	(1)	Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association

10.12	(2)	Amendment dated June 23, 1995 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association

10.13	(2)	Amendment dated July 22, 1996 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association

Item 15. Exhibits and Financial Statement Schedules (contd.)
     (a)(3) Exhibits (contd.)

exhibit no.		description
10.14	(9)	Credit Agreement dated as of June 17, 2004 by and among Stater Bros. Markets, Stater Bros. and Bank of America, N.A

10.15	(1)	Continuing Guaranty dated March 8, 1994, of Stater Bros. Development, Inc. in favor of Bank of America Trust and Savings Association

10.16	(1)	Subordination Agreement dated March 8, 1994, by and among Stater Bros., Stater Bros. Markets and Bank of America Trust and Savings Association

10.17	(1)	Amended and Restated Sublease Agreement dated June 1, 1983, between Wren Leasing Corp., as Lessor, and Stater Bros. Markets, as Lessee

10.18	(1)	Preferred Stock Agreement dated March 22, 1983, between Stater Bros. Markets and Petrolane Incorporated

10.19	(1)	Escrow Agreement dated September 19, 1985, by and among Stater Bros. Markets, Petrolane Incorporated and First Interstate Bank of California

10.20	(2)	Dealer Manager Agreement dated as of July 1, 1999, by and between Stater Bros. and Banc of America Securities LLC

10.21	(3)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Jack H. Brown

10.22	(4)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and Donald I. Baker

10.23	(4)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and A. Gayle Paden

10.24	(4)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and H. Harrison Lightfoot

10.25	(4)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Phillip J. Smith

10.26	(4)	Stater Bros. Holdings Inc. Phantom Stock Plan

10.27	(5)	First Amendment dated September 15, 2000 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.28	(5)	Second Amendment dated December 13, 2001 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.29	(5)	Third Amendment dated January 18, 2002 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.30	(5)	Subordinated Note for $20,000,000 dated January 22, 2002 between Stater Bros. and H. Harrison Lightfoot with an interest rate of 5% due March 31, 2007

Item 15. Exhibits and Financial Statement Schedules (contd.)
     (a)(3) Exhibits (contd.)

exhibit no.		description
10.31	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Dennis L. McIntyre

10.32	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Edward A. Stater

10.33	(6)	Employment contract dated August 1, 2002 by and between Stater Bros. Markets and James W. Lee

10.34	(7)	Fourth Amendment dated February 4, 2003 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.35	(8)	Owner Participation Agreement, dated as of April 14, 2004 between Stater Bros. Markets and the Inland Valley Development Agency

10.36	(8)	Development Parcel Disposition Agreement, dated as of June 16, 2004 between Stater Bros. Markets and Hillwood/San Bernardino, LLC

10.37	(9)	Subsidiary Guaranty entered into as of June 17, 2004 by Stater Bros. Holdings Inc., Stater Bros. Development, Inc. and Santee Dairies, Inc.

10.38	(11)	Asset Purchase Agreement dated as of July 11, 2005 by and between Super Rx, Inc. and California Pharmacy Systems, Inc.

10.39	(12)	Amendment No. 1 to Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated September 30, 2005

12.1	(12)	Computation of ratio of earnings to fixed charges.

14.1	(10)	Copy of Financial Code of Ethics.

21.1	(9)	Subsidiaries of Stater Bros. Holdings Inc.

21.2	(12)	Subsidiaries of Stater Bros. Markets

31.1	(12)	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	(12)	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	(12)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 333-85723 dated August 20, 1999

(3)	Previously filed with the Securities and Exchange Commission as exhibits to Registrant’s Quarterly Report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000.

Item 15. Exhibits and Financial Statement Schedules (contd.)
     (a)(3) Exhibits (contd.)
(4)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000.

(5)	Previously filed with the Securities and Exchange Commission as exhibits to the Registrant’s Quarterly Report on Form 10-Q dated December 31, 2001.

(6)	Previous filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(7)	Previously filed with the Securities and Exchange Commission as exhibits to the Registrant’s Quarterly Report on Form 10-Q dated December 29, 2002.

(8)	Incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 333-118436 dated August 27, 2004, as amended.

(10)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 26, 2004.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 26, 2005.

(12)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 25, 2005.
Copies of Exhibits listed herein can be obtained by writing and requesting Exhibits from: Corporate Secretary, P. O. Box 150, Colton, California 92324.

STATER BROS. HOLDINGS INC.
FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 2005
FORM 10-K
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 21, 2005	Stater Bros. Holdings Inc.

Date

By:	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Jack H. Brown	Chairman of the Board, President and	December 21, 2005

	Jack H. Brown	Chief Executive Officer and Director
(Principal Executive Officer)

/s/	Thomas W. Field, Jr.	Vice Chairman of the Board	December 21, 2005

	Thomas W. Field, Jr.	and Director

/s/	Bruce D. Varner	Secretary and Director	December 21, 2005

Bruce D. Varner

/s/	C. Dale Warman	Director	December 21, 2005

C. Dale Warman

/s/	Phillip J. Smith	Senior Vice President and	December 21, 2005

	Phillip J. Smith	Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Stater Bros. Holdings Inc.
     We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. as of September 28, 2003, September 26, 2004 and September 25, 2005, and the related consolidated statements of income, stockholder’s deficit, and cash flows for the 52-week periods ended September 28, 2003, September 26, 2004 and September 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. at September 28, 2003, September 26, 2004 and September 25, 2005, and the consolidated results of their operations and their cash flows for the 52-week periods ended September 28, 2003, September 26, 2004 and September 25, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst &Young LLP
Irvine, California
December 15, 2005

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 28,	Sept. 26,	Sept. 25,
	2003	2004	2005
Current assets
Cash and cash equivalents	$111,152	$301,947	$263,397
Restricted cash	—	20,000	29,000
Receivables	23,217	39,258	42,556
Income tax receivables	4,354	—	2,450
Inventories	172,267	185,567	185,302
Prepaid expenses	6,962	8,847	8,663
Deferred income taxes	14,793	25,416	22,459

Total current assets	332,745	581,035	553,827

Investment in unconsolidated affiliate	16,910	—	—

Property and equipment
Land	50,930	68,120	89,518
Buildings and improvements	200,349	252,715	297,228
Store fixtures and equipment	242,562	337,589	376,239
Property subject to capital leases	24,670	25,891	25,903

	518,511	684,315	788,888

Less accumulated depreciation and amortization	220,356	279,459	320,951

	298,155	404,856	467,937

Deferred income taxes, long-term	—	—	5,302
Goodwill	—	—	2,894
Deferred debt issuance costs, net	10,486	21,891	19,011
Other assets	5,540	6,339	6,398

	16,026	28,230	33,605

Total assets	$663,836	$1,014,121	$1,055,369

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S DEFICIT

	Sept. 28,	Sept. 26,	Sept. 25,
	2003	2004	2005
Current liabilities
Accounts payable	$112,458	$144,612	$144,298
Accrued payroll and related expenses	44,362	55,049	59,951
Other accrued liabilities	50,352	60,210	71,234
Accrued income taxes	—	62	—
Current portion of capital lease obligations	1,056	1,247	1,190

Total current liabilities	208,228	261,180	276,673

Deferred income taxes	5,272	2,209	—
Long-term debt	458,750	700,000	700,000
Capital lease obligations, less current portion	9,926	9,470	8,292
Long-term portion of self-insurance and other reserves	27,941	35,654	35,442
Other long-term liabilities	19,801	45,249	48,357

Total liabilities	729,918	1,053,762	1,068,764

Commitments and contingencies

Stockholder’s deficit
Common Stock, $.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 0 in 2003, 2004 and 2005	—	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares — 38,301 in 2003, 2004 and 2005	—	—	—
Additional paid-in capital	9,740	9,740	9,740
Retained deficit	(75,822)	(49,381)	(23,135)

Total stockholder’s deficit	(66,082)	(39,641)	(13,395)

Total liabilities and stockholder’s deficit	$663,836	$1,014,121	$1,055,369

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)

	Fiscal Year Ended
	Sept. 28,	Sept. 26,	Sept. 25,
	2003	2004	2005
Sales	$2,753,774	$3,704,882	$3,372,243
Cost of goods sold	1,999,361	2,652,812	2,468,135

Gross profit	754,413	1,052,070	904,108

Operating expenses:
Selling, general and administrative expenses	659,547	820,329	772,885
Depreciation and amortization	27,660	33,284	39,575

Total operating expenses	687,207	853,613	812,460

Operating profit	67,206	198,457	91,648

Interest income	1,049	2,198	6,816
Interest expense	(53,254)	(53,951)	(57,142)
Interest expense related to debt purchase	—	(35,647)	—
Equity in income from unconsolidated affiliate	1,330	929	—
Other expenses, net	(1,093)	(1,343)	(1,414)

Income before income taxes	15,238	110,643	39,908

Income taxes	5,471	39,202	13,662

Net income	$9,767	$71,441	$26,246

Earnings per common share	$255.01	$1,865.25	$685.26

Dividends per common share	$—	$1,174.90	$—

Average common shares outstanding	38,301	38,301	38,301

Common shares outstanding at end of year	38,301	38,301	38,301

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	Sept. 28,	Sept. 26,	Sept. 25,
	2003	2004	2005
Operating activities:
Net income	$9,767	$71,441	$26,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,089	43,735	51,754
Gain from litigation settlement	—	(22,371)	—
Deferred income taxes	448	(17,064)	(4,554)
Loss on disposals of assets	1,093	1,488	1,594
Net undistributed income in unconsolidated affiliate	(1,330)	(929)	—
Changes in operating assets and liabilities:
Increase in restricted cash	—	(20,000)	(9,000)
(Increase) decrease in receivables	3,283	(4,749)	(3,298)
(Increase) decrease in income tax receivables	2,707	4,354	(2,512)
(Increase) decrease in inventories	3,137	(10,604)	1,994
(Increase) decrease in prepaid expenses	893	(721)	100
Decrease in other assets	3,559	13,667	2,871
Increase (decrease) in accounts payable	8,292	24,520	(314)
Increase in accrued income taxes	—	62	—
Increase in accrued liabilities, long-term portion of self-insurance reserves and other liabilities	16,012	67,687	18,684

Net cash provided by operating activities	82,950	150,516	83,565

Financing activities:
Proceeds from issuance of long-term debt	—	700,000	—
Proceeds from equipment financing	—	718	—
Premium, fees and make-whole payments related to debt purchase	—	(26,519)	—
Debt issuance costs	—	(22,723)	—
Amortization of debt issuance costs related to debt purchase	—	9,128	—
Dividends paid	—	(45,000)	—
Principal payments on long-term debt	—	(512,250)	—
Principal payments on capital lease obligations	(1,116)	(1,264)	(1,235)

Net cash provided by (used in) financing activities	(1,116)	102,090	(1,235)

Investing activities:
Acquisition of pharmacies	—	—	(4,845)
Purchase of property and equipment	(51,890)	(61,986)	(116,341)
Proceeds from sale of property and equipment	165	175	306

Net cash used in investing activities	(51,725)	(61,811)	(120,880)

Net increase (decrease) in cash and cash equivalents	30,109	190,795	(38,550)
Cash and cash equivalents at beginning of period	81,043	111,152	301,947

Cash and cash equivalents at end of period	$111,152	$301,947	$263,397

Interest paid	$49,560	$72,449	$55,022
Income taxes paid	$3,000	$51,656	$20,821
See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
(In thousands)

		Class A	Additional
	Common	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit	Total
Balances at September 29, 2002	$—	$—	$9,740	$(85,589)	$(75,849)
Net income for 52 weeks ended September 28, 2003	—	—	—	9,767	9,767

Balances at September 28, 2003	—	—	9,740	(75,822)	(66,082)
Net income for 52 weeks ended September 26, 2004	—	—	—	71,441	71,441
Dividend paid	—	—	—	(45,000)	(45,000)

Balances at September 26, 2004	—	—	9,740	(49,381)	(39,641)
Net income for 52 weeks ended September 25, 2005	—	—	—	26,246	26,246

Balances at September 25, 2005	$—	$—	$9,740	$(23,135)	$(13,395)

See accompanying notes to consolidated financial statements.

stater bros. holdings inc.
notes to consolidated financial statements
September 25, 2005
Note 1 — The Company and Summary of Significant Accounting Policies
     Description of Business
     Stater Bros. Holdings Inc. (the “Company”) is engaged primarily in the operation of retail supermarkets. As of September 25, 2005, the Company operated 161 retail grocery supermarkets under the name “Stater Bros. Markets.” The Company’s supermarkets are located in Southern California’s San Bernardino, Riverside, Los Angeles, Orange, San Diego and Kern counties. The Company and its predecessor companies have operated retail grocery stores under the “Stater Bros. Markets” name in the Inland Empire of Southern California since 1936.
     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stater Bros. Markets (“Markets”) and Stater Bros. Development, Inc (“Development”) and Markets wholly-owned subsidiaries, Super Rx, Inc. (“Super Rx”) and Santee Dairies, Inc. (“Santee”). Santee has been a wholly-owned subsidiary of Markets since February 6, 2004. Prior to February 6, 2004, Markets owned 50% of Santee and accounted for Santee under the equity method of accounting. Santee does business under the name Heartland Farms. Super Rx, was incorporated September 13, 2004 as the legal entity for the Company’s owned pharmacies. As of September 25, 2005, the Company had in-store wholly-owned and operated pharmacies in nineteen of its stores. All significant inter-company transactions have been eliminated in consolidation.
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
     Restricted Cash
     Restricted cash represents cash that has been set aside as collateral on certain workers’ compensation and general liability self-insurance reserves. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents.
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
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Property and Equipment
     Property and equipment are stated at cost and are depreciated or amortized, principally on the straight-line basis, over the estimated useful lives of the assets. Leaseholds placed in service at the commencement of the lease are amortized over the lesser of their economic useful lives or the initial term of the lease. Other leaseholds are amortized over the lesser of their economic useful lives or the remaining lease term including any option period that is reasonably assured. Assets under capital leases are amortized over the lesser of their estimated economic useful life or the initial lease term.
     The average estimated economic lives are as follows:

	Range	Most Prevalent
Buildings and improvements	5 - 20 Years	20 Years
Store furniture and equipment	3 - 10 Years	5 Years
Property subject to capital leases	Life of Lease	25 Years
     Deferred Debt Issuance Costs
     Direct costs incurred as a result of financing transactions are capitalized and amortized to interest expense over the terms of the applicable debt agreements.
     Phantom Stock Plan
     It is the Company’s policy to expense phantom stock units to the extent that they vest and appreciate during the accounting period.
     Self-Insurance Reserves
     The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. In recent years, the Company and employers within the State of California as a whole have seen significant increases in the severity of workers’ compensation claims. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 7.5% in fiscal 2003 and 5.5% in fiscal 2004 and fiscal 2005. The Company is self-insured, subject to certain retention levels, for health care costs of eligible non-bargaining unit employees. Such health care reserves are not discounted.
     Income Taxes
     The Company provides for deferred income taxes as timing differences arise between income and expenses recorded for financial and income tax reporting purposes.
     Revenue Recognition
     The Company recognizes revenue from the sale of its products at the point of sale to the customer. Sales are recognized net of any discounts given to the customer. Santee recognizes revenue as shipments are received by its customers. Sales are recognized net of promotional discounts. Prescription sales are recognized when prescriptions are adjudicated by the third party insurer and when co-pay is received.

stater bros. holdings inc.
notes to consolidated financial statements (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Cost of Goods Sold
     Included in cost of goods sold are direct product purchase costs, all in-bound freight costs, all direct receiving and inspection costs, all quality assurance costs, all warehousing costs and all costs associated with transporting goods from the Company’s distribution facilities to its stores, net of earned vendor rebates and allowances. The Company recognizes, as a reduction to cost of goods sold, certain rebates and allowances (“allowances”) from its vendors as the allowances are earned. Allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned. Included as a reduction in cost of goods sold for fiscal 2003, fiscal 2004 and fiscal 2005 is $4.6 million, $4.4 million and $5.2 million, respectively, of advertising costs in excess of the fair value of the co-operative advertising.
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
     As noted under “Cost of Goods Sold”, the Company includes all purchasing and distribution costs to deliver the product for sale to its stores in cost of goods sold, except for certain salary, wages and administrative costs associated with the purchasing of its products. The amount of salary, wages and administrative costs associated with the purchase of its products included in selling, general and administrative costs was $0.9 million, $1.1 million and $1.1 million in fiscal 2003, fiscal 2004 and fiscal 2005, respectively.
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
     Advertising
     The Company’s advertising costs, net of vendor allowances for co-operative advertising, are recognized in the period the advertising is incurred and are included in selling, general and administrative expenses. Advertising costs, net of vendor allowances, were $27.4 million, $29.7 million and $31.1 million in fiscal 2003, 2004 and 2005, respectively.

stater bros. holdings inc.
notes to consolidated financial statements (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Advertising Allowances
     A significant portion of the Company’s advertising expenditures is in the form of twice weekly print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. The Company recognized the portion of co-operative advertising allowances directly related to the fair value of advertising as a reduction in advertising costs. The Company analyzes, on a monthly basis, the direct out-of-pocket costs for printing and distributing its print ads. Using the number of ads in a typical twice weekly advertisement, the actual direct costs of an individual advertisement is determined. The cost determined is deemed to be the fair value of advertising. The amount of co-operative advertising allowance recognized as a reduction in advertising expense was $5.9 million, $7.1 million and $7.1 million in fiscal 2003, fiscal 2004 and fiscal 2005, respectively. The amount of advertising costs in excess of the fair value of advertising is recorded as a reduction in cost of goods sold.
     Leases
     Certain of the Company’s operating leases provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for minimum step rents when the amount of rent expense exceeds the actual lease payments and it reduces the deferred rent liability when the actual lease payments exceeds the amount of straight-line rent expense. Rent holidays and tenant improvement allowances for store remodels are amortized on the straight-line basis over the initial term of the lease and any option period that is reasonably assured.
     Recent Accounting Pronouncements
     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of APB No. 43 Chapter 4”, which clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of “abnormal” costs to include costs of idle facilities, excess freight and handling costs and spoilage. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company does not expect the adoption of EITF 05-6 to have a material impact on the results of its operations.

stater bros. holdings inc.
notes to consolidated financial statements(contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Recent Accounting Pronouncements (cont.)
     In October 2005, the FASB issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 requires rental costs associated with building or ground leases incurred during a construction period to be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005; however, a lessee is required to cease capitalizing rental costs as of December 15, 2005 for operating lease arrangements entered into prior to December 15, 2005. Early adoption is permitted for annual or interim financial statements that have not yet been issued. The Company will adopt FSP 13-1 beginning in the first quarter of 2006. The impact of FSP 13-1 is not expected to have a material effect on the Company’s consolidated financial statements.
Note 2 — Santee
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
     Certain disagreements arose regarding the PPA’s and other matters between Markets and Ralphs, the parent company of Hughes, and Ralphs and Santee. In order to settle the resulting litigation, Markets, Hughes, Santee and SDL entered into three separate but interconnected agreements “Settlement Agreement and Release of all Claims”, “Dissolution and Transfer Agreement” and “Assignment and Assumption Agreement” all three agreements collectively known as the “Settlement Agreement”. Under the Settlement Agreement, the Ralphs Guaranty was terminated, a new purchase of products schedule for Ralphs was established, Hughes agreed to pay $1.6 million to Markets, SDL was dissolved and the shares of Santee, previously held by SDL, were transferred equally to Markets and Hughes. Concurrently with this transfer, Hughes immediately transferred Hughes’ Santee shares to Santee for cancellation and retirement.
     Through the Settlement Agreement, Hughes relinquished its interest in Santee to Markets. The consideration received by Markets under the Settlement Agreement was $1.6 million in cash and the value of the additional 50% ownership interest in Santee. The value assigned to the additional 50% interest in Santee was $21.8 million which was determined by management based upon the net present value of the most probable future cash flows. The Settlement Agreement’s effective date was the close of business on February 6, 2004. In fiscal 2004, the Company incurred legal fees of $0.5 million related to the Settlement Agreement. In addition, the Company, through Santee, made payments, aggregating $0.5 million, to four Directors of Santee who had been named by Hughes as defendants in litigation settled by the Settlement Agreement. Three of the four Directors were related parties to the Company. The net consideration received by the Company under the Settlement Agreements was $22.4 million which was recorded as a gain in fiscal 2004 in the Consolidated Statements of Income under the line item “Selling, general and administrative expenses.”

stater bros. holdings inc.
notes to consolidated financial statements(contd.)
Note 2 — Santee (contd.)
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

     Prior to February 6, 2004, Markets accounted for Santee under the equity method of accounting as Markets owned 50% of the stock and did not exercise control over Santee. The dissolution of SDL and the retirement of the Hughes’ shares gave Markets 100% direct ownership of Santee and caused a change in control of Santee. The change in control triggered the early payment requirement of the Santee Notes, which included a make-whole provision. In order to finance the payment of the Santee Notes and the make-whole payment, Markets loaned Santee $55.0 million. On February 6, 2004, Santee redeemed $53.5 million of Santee Notes, all the notes outstanding, and paid a make-whole fee of $8.5 million. In addition, $1.2 million of previously unamortized debt issuance costs related to the Santee Notes was expensed. The make-whole fee and amortization of the remaining debt issuance costs were recorded as a component of interest expense related to debt purchase in the Company’s Consolidated Statements of Income.

stater bros. holdings inc.
notes to consolidated financial statements (contd.)
Note 2 — Santee (contd.)
     Santee has been included in the consolidated financial statements of the Company as a wholly-owned subsidiary as of the effective date of the Settlement Agreement. The following table provides supplemental pro forma results of operations presented as though Santee had been consolidated as of the beginning of the reporting periods.
Condensed Pro Forma Results of Operations
(in thousands, except per share amounts)

	Fiscal Year Ended
	Sept. 28,	Sept. 26,
	2003	2004
Sales	$2,878,809	$3,771,647

Income before income taxes	$17,983	$112,541

Net income	$14,751	$69,921

Earnings per share	$385.14	$1,825.56

     Prior to the Company obtaining 100% ownership of Santee, the Company recognized income of $0.9 million in fiscal 2004 and $1.3 million for fiscal year 2003. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.
Note 3 — Acquisition of In-Store Pharmacies
On July 11, 2005, the Company’s principal operating entity, Markets, through its wholly-owned subsidiary Super Rx entered into an Asset Purchase Agreement (“the Agreement”) with California Pharmacy Systems, Inc. (“CPS”) to purchase the assets of CPS. In addition, the President of CPS entered into a three year Non-Compete and Confidentiality Agreement with Super Rx. As of August 15, 2005, the acquisition date, results of the acquired pharmacies are included in the Company’s Consolidated Statements of Income.
Prior to the acquisition, CPS operated sixteen pharmacies in existing Company supermarkets under the Super Rx name. A pharmacy in the Company’s supermarkets provides an additional service department for its customers’ convenience, thereby providing a more full-service shopping experience for the customer. The Company desired to install pharmacies in its new stores at a faster rate than CPS’ capabilities. In addition, the Company determined that by acquiring these existing pharmacies, it could operate the pharmacies more efficiently and cost effectively. These considerations were factors which contributed to a purchase price that resulted in the recognition of goodwill.
The aggregate purchase price of $4.8 million to acquire all of the assets of CPS consisted of (a) approximately $3.8 million in cash, (b) the forgiveness of approximately $0.5 million of advances previously made by Markets to CPS and (c) direct transaction costs of approximately $0.5 million.
Approximately $1.9 million of the purchase price was allocated to the acquired assets of CPS, including the non-compete agreement. The remaining excess of the purchase price over the fair value of the net assets acquired of $2.9 million was recorded as goodwill.

stater bros. holdings inc.
notes to consolidated financial statements (contd.)
Note 3 — Acquisition of In-Store Pharmacies (cont.)
The following table represents a condensed balance sheet that discloses the value assigned to the CPS assets acquired and liabilities assumed as of the acquisition date, August 15, 2005 (in thousands):

Inventories	$1,729
Property and equipment	172
Goodwill	2,894
Other assets	50

Total assets acquired	4,845

Total liabilities assumed	—

Net assets acquired	$4,845

The value of the non-compete agreement will be amortized over three years, the term of the agreement. Goodwill is not amortized, but will be tested for impairment annually and between annual tests if certain circumstances occur. For tax purposes, goodwill is amortized on a straight-line basis over fifteen years.
Note 4 — Goodwill
The Company tests its goodwill by comparing the fair value, calculated using a discounted cash flow method for the Company’s Retail reporting unit, the only reporting unit which has goodwill, to the respective carrying value of the Retail reporting unit. The Company has identified the assets and liabilities of the Retail reporting unit, including goodwill, to determine its carrying value. Goodwill is considered impaired if the carrying value exceeds the fair value of the reporting unit. As of September 25, 2005, the Company performed this assessment and determined there was no indication of goodwill impairment. As of September 25, 2005, goodwill was $2.9 million. The Company had no goodwill as of September 26, 2004 and September 28, 2003.
Note 5 — Issuance of New Debt and Early Extinguishment of Debt
     On June 17, 2004, the Company issued $525.0 million of unregistered 8.125% Senior Notes due June 15, 2012 and $175.0 million of unregistered Floating Rate Senior Notes due June 15, 2010. On October 4, 2004, the Company exchanged the unregistered 8.125% Senior Notes due June 15, 2012 and unregistered Floating Rate Senior Notes due June 15, 2010 for substantially identical registered 8.125% Senior Notes due June 15, 2012 and registered Floating Rate Senior Notes due June 15, 2010 collectively, (the “Notes”). The Company incurred $22.9 million of debt issuance cost related to the issuance of the Notes which is being amortized over the term of the respective Notes.
     The Notes are guaranteed by Markets, Development, and the Company’s indirect subsidiaries Santee and Super Rx (each, a “subsidiary guarantor,” and collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and there are no other subsidiaries of the Company other than the subsidiary guarantors.

stater bros. holdings inc.
notes to consolidated financial statements (contd.)
Note 5 — Issuance of New Debt and Early Extinguishment of Debt (contd.)
     On June 17, 2004 the Company used part of the proceeds from the issuance of these notes for the purchase of $397.8 million of the 10.75% Senior Notes due August 2006, the payment of $16.9 million for tender premium and fees on the purchased 10.75% Senior Notes, the early retirement of the $20.0 million 5.0% Subordinated Note due March 2007 and to pay accrued interest on the purchased 10.75% Senior Notes and the retired 5.0% Subordinated Note. On August 16, 2004, the Company redeemed the remaining outstanding $41.0 million 10.75% Senior Notes and paid a make-whole fee on the redemption of $1.1 million. In addition, the Company recognized an expense in fiscal 2004 of $5.2 million related to the unamortized debt issuance costs on the 10.75% Senior Notes that were tendered and redeemed and $2.7 million related to the unamortized debt issuance costs on the 5.0% Subordinated Note which was retired. The tender premium and fees, the make-whole fee and the amortization of remaining unamortized debt issuance costs for both the 10.75% Senior Notes and the 5.0% Subordinated Note were recorded as components of interest expense related to debt purchase in the Company’s Consolidated Statements of Income.
Note 6 — Debt
     Long-term debt consisted of the following:

	Fiscal Year Ended
	Sept. 28,	Sept. 26,	Sept. 25,
	2003	2004	2005
	(In thousands)
Floating Rate Senior Notes due 2010	$—	$175,000	$175,000
8.125% Senior Notes due 2012	—	525,000	525,000
5% Subordinated Notes due 2007	20,000	—	—
10.75% Senior Notes due 2006	438,750	—	—

Total long-term debt	$458,750	$700,000	$700,000

     Interest on the Floating Rate Notes due June 2010, is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The interest rate on the Floating Rate Senior Notes is reset quarterly equal to LIBOR plus 3.50%. The interest rate in effect on the Floating Rate Senior Notes at September 25, 2005 was 7.37%. Principal on the Floating Rate Senior Notes is due in the fiscal year 2010.
     Interest on the 8.125% Senior Notes due June 2012, is payable semi-annually in arrears on June 15 and December 15. Principal on the 8.125% Senior Notes is due in the fiscal year 2012.
     Interest capitalized during fiscal years 2003, 2004 and 2005 amounted to $126,000, $323,000 and $1.1 million, respectively. Interest expense incurred, before the effect of capitalized interest, during 2003, 2004 and 2005 amounted to $53.4 million, $54.3 million and $58.3 million, respectively.
     The Company is subject to certain covenants associated with its 8.125% Senior Notes due 2012 and its Floating Rate Senior Notes due 2010. As of September 25, 2005, the Company was in compliance with all such covenants.

stater bros. holdings inc.
notes to consolidated financial statements(contd.)
Note 7 — Bank Facilities
     On June 17, 2004, the Company entered into an amended and restated credit facility (the “Credit Facility”) with Bank of America N.A. (“Bank of America”) as sole and exclusive administrative agent, and sole initial lender, consisting of a three-year revolving credit facility in a principal amount of up to $75.0 million, with the right to increase, under certain circumstances, the size of the Credit Facility to an aggregate principal amount of $100.0 million. The Credit Facility amended and restated the existing credit facility in its entirety. Subject to certain restrictions, the entire amount of the Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and will be used for certain working capital, capital expenditures and other corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, construction of the new corporate office and distribution facilities and workers’ compensation insurance obligations. The availability of the loans and letters of credit are subject to certain borrowing restrictions.
     The Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries and indirect subsidiaries, including Development, Super Rx and Santee (subject, in the case of Santee, to termination upon certain specified events).
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
     As of September 25, 2005, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 8.125% Senior Notes due 2012 and its Floating Rate Senior Notes due 2010. As of September 25, 2005, the Company was in compliance with all such covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
     The Company had no short-term borrowings outstanding at the end of fiscal years 2003, 2004 and 2005, and the Company did not incur any short-term borrowings during fiscal years 2003, 2004 and 2005.
Note 8 — Leases
     The Company leases the majority of its retail stores, offices and distribution facilities. Certain of the operating leases provide for minimum annual payments that change over the life of the lease. The amortization time period for the portion of the lease payment attributed to the land under the store is deemed to be from the time the Company takes possession of the property for construction to the end of the minimum lease term of the lease. The amount of holiday rent attributed to the land is then calculated by dividing the amount of rent allocated to the land under the store by the amortization period for the land under the store and multiplying this result by the period of store construction.

stater bros. holdings inc.
notes to consolidated financial statements (contd.)
Note 8 — Leases (contd.)
     Certain of the Company’s operating leases provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for minimum step rents when the amount of rent expense exceeds the actual lease payments and it reduces the deferred rent liability when the actual lease payments exceeds the amount of straight line rent expense. Rent holidays and tenant improvement allowances for store remodels are amortized on the straight-line basis over the initial term of the lease and any option period that is reasonably assured. Certain of the Company’s operating leases are subject to contingent rent based upon the sales volume of the store subject to the lease. The Company accrues for contingent rent when the amount of contingent rent exceeds minimum lease payments. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.
     Following is a summary of future minimum lease payments as of September 25, 2005:

		Operating
		Leases
	Capital	Minimum
	Leases	Payments
	(In thousands)
2006	$2,590	$35,913
2007	2,282	30,791
2008	2,099	27,382
2009	2,095	19,250
2010	2,095	17,233
Thereafter	4,757	144,150

Total minimum lease payments	15,918	$274,719

Less amounts representing interest	6,436

Present value of minimum lease payments	9,482
Less current portion	1,190

Long-term portion	$8,292

Rental expense and sublease income were as follows:

	Sept. 28, 2003	Sept. 26, 2004	Sept. 25, 2005
Minimum rentals	$26,383	$27,854	$29,491
Rentals based on sales	$10,951	$13,427	$12,838
Sublease income	$1,213	$1,258	$1,283
     Aggregate sublease income to be received subsequent to September 25, 2005 is approximately $3.0 million.

stater bros. holdings inc.
notes to consolidated financial statements (contd.)
Note 9 — Income Taxes
     The provision for income taxes consisted of the following:

	Sept. 28, 2003	Sept. 26, 2004	Sept. 25, 2005
	(in thousands)
Current
Federal	$2,590	$43,564	$15,662
State	1,343	12,248	5,190

	3,933	55,812	20,852

Deferred
Federal	1,513	(14,734)	(4,564)
State	25	(1,876)	(2,626)

	1,538	(16,610)	(7,190)

Income tax expense	$5,471	$39,202	$13,662

     A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

	Sept. 28, 2003	Sept. 26, 2004	Sept. 25, 2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax benefit	5.8	5.8	5.8
Change in valuation allowance	—	—	(3.6)
Change for contingent tax matters	(3.2)	(5.5)	—
Tax credits	(3.3)	(0.4)	(2.3)
Other	1.6	0.5	(0.7)

	35.9%	35.4%	34.2%

     Components of deferred income taxes are as follows:

	Sept. 28, 2003	Sept. 26, 2004	Sept. 25, 2005
	(in thousands)
Deferred income tax assets:
Self-insurance reserves	$18,592	$24,142	$24,607
Phantom stock	6,636	16,407	20,520
Payroll liabilities	4,893	8,604	9,477
State franchise tax	420	4,388	1,817
Inventories	2,318	2,233	2,349
Income deferred for book purposes	2,765	1,472	2,023
Tax credits and operating loss carry forwards	1,650	9,134	5,569

Total deferred income tax assets	37,274	66,380	66,362

Deferred income tax liabilities:
Property and equipment	(20,656)	(37,589)	(34,096)
Other assets	(2,058)	(1,751)	(2,058)
Investment in unconsolidated affiliate	(1,302)	(1,681)	(1,681)
Other, net	(3,737)	(56)	(93)

Total deferred income tax liabilities	(27,753)	(41,077)	(37,928)

Net deferred taxes before valuation allowance	9,521	25,303	28,434

Valuation allowance	—	(2,096)	(673)

Net deferred income tax assets	$9,521	$23,207	$27,761

stater bros. holdings inc.
notes to consolidated financial statements (contd.)
Note 9 — Income Taxes (contd.)
     As of September 25, 2005, the Company had approximately $14.8 million of federal net operating loss carryforwards which expire beginning in 2011 through 2019 if not utilized, approximately $270,000 of state net operating loss carryforwards which expire 2011 if not utilized, and $1.3 million of state manufacturers tax credits which expire between 2006 and 2009. The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that more likely than not will not be realized. Due to anticipated federal and state usage limitation of the net operating loss and tax credit carryforwards under Internal Revenue Code Section 382 and applicable state statutes, the Company has established valuation allowances for the state manufacturers tax credit of $673,000. The valuation allowance decreased by $1.4 million over the prior year as the Company has been able to use or anticipates being able to use tax credits which the Company previously assumed would expire prior to usage. Although there can be no assurances as to future taxable income of the Company, the Company believes that its expectations of future taxable income, when combined with the income taxes paid in prior years and established valuation reserves, will be adequate to realize the deferred income tax assets.
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
     Net periodic pension cost included the following components:

	Sept. 28,	Sept. 26,	Sept. 25,
	2003	2004	2005
	(in thousands)
Service cost — benefits earned during the period	$2,095	$2,218	$2,577
Interest cost on projected benefit obligation	2,256	2,489	2,864
Actual return on assets	(2,047)	(1,944)	(1,485)
Net amortization and deferral	27	27	—
Recognized gains or losses	467	720	908
Prior service cost recognized	(2)	(2)	(2)

Net periodic pension cost	$2,796	$3,508	$4,862

Assumptions used for accounting were:
Discount rate	6.50%	6.00%	6.00%
Rate of increase in compensation levels	5.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.00%	7.00%	5.00%

stater bros. holdings inc.
notes to consolidated financial statements (contd.)
Note 10 — Retirement Plans (contd.)
     Pension Plan (contd.)
     The following table sets forth the plan’s funded status and amounts recognized in the Company’s balance sheet at:

	Sept. 28,	Sept. 26,	Sept. 25,
	2003	2004	2005
	(in thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligation	$33,342	$38,423	$44,833

Vested benefit obligation	$32,505	$37,585	$43,725

Projected benefit obligation	$(41,354)	$(47,132)	$(55,192)
Plan assets at fair value, primarily notes and bonds	27,792	29,812	31,648

Projected benefit obligation in excess of plan assets	(13,562)	(17,320)	(23,544)
Unrecognized net loss	13,381	15,843	20,504
Unrecognized prior service cost	—	2	5
Unrecognized net obligations established October 1, 1987	27	—	—

Pension liability recognized in the balance sheet	$(154)	$(1,475)	$(3,035)

     Expenses recognized for this retirement plan were $3.1 million, $3.8 million and $5.5 million in 2003, 2004 and 2005, respectively.
     Profit Sharing Plan
     The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $0.7 million, $1.0 million and $1.1 million in 2003, 2004 and 2005, respectively.
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
Note 10 — Retirement Plans (contd.)
Multi-Employer Plans (contd.)
     The Company’s expense for these retirement plans and health and welfare plans consisted of the following:

	Sept. 28,	Sept. 26,	Sept. 25,
	2003	2004	2005
	(in thousands)
Multi-Employer Pension Plans	$22,986	$36,030	$34,344
Multi-Employer Health and Welfare	79,561	133,937	102,518

Total Multi-Employer Benefits	$102,547	$169,967	$136,862

     The Company’s employer contributions fluctuate as a result of periodic resumptions and suspensions of employer contributions to collective bargaining trusts.
Note 11 — Labor Relations
     The Company’s collective bargaining contract with the UFCW was renewed in February 2004 and extends through March 2007. The Company’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in September 2005 and expires in September 2010. Santee’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in March 2004 and expires in March 2007. Management believes it has good relations with its employees.
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

stater bros. holdings inc.
notes to consolidated financial statements(contd.)
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
     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	September 25, 2005
	(In thousands)
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$263,397	$263,397
Receivables	$45,006	$45,006
Long-term debt	$700,000	$689,063
Capitalized lease obligations	$9,482	$9,482
Note 13 — Litigation Matters
     In the ordinary course of business, the Company is party to various legal actions which the Company believes are incidental to the operation of the business of the Company and its subsidiaries. The Company records an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. The Company believes that the outcome of such legal proceedings to which the Company is currently a party will not have a material adverse effect upon its results of operations or its consolidated financial condition.
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
     On February 6, 2004, a final settlement agreement became effective between Markets and Hughes to resolve litigation matters and control of Santee. For a description of the Settlement Agreement see “Note 2 — Santee”.
     In May of 2005, a California based company known as Whyrunout.com made a claim against Markets for alleged breach of an agreement for grocery home delivery services alleging in excess of $10 million in damages. The case is now in a binding arbitration before the American Arbitration Association with a three judge panel, and is in the early discovery process. At this time no date has been set for the arbitration hearing. Markets denies it has any liability to the Claimant and intends to vigorously prosecute its defense of this claim as well as a counterclaim against the Claimant.

stater bros. holdings inc.
notes to consolidated financial statements(contd.)
Note 14 — Phantom Stock Plan
     The Company maintains a phantom stock plan for certain executives of Markets. Existing stockholders and the managing general partner of La Cadena are not eligible to receive awards. Awards under the plan are for units that have an assigned value. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any unvested awards under the plan will terminate and no payment will be made thereunder. As of September 28, 2003, September 26, 2004 and September 25, 2005, there were 693,000, 702,000 and 703,000 units outstanding, respectively. The Company recognized an expense for the plan of $5.8 million, $23.8 million and $10.1 million in 2003, 2004 and 2005, respectively.
Note 15 — Dividend Payment
     On June 17, 2004, the Company paid a $45.0 million dividend to La Cadena Investments, the sole stockholder of the Company.
Note 16 — Corporate Office and Distribution Facilities
     Markets has commenced development of new corporate office and distribution facilities on approximately 160 acres of real property located on the former Norton Air Force Base (“NAFB”) in the City of San Bernardino, California. Markets has entered into an Owner Participation Agreement with the Inland Valley Development Agency, a joint powers agency (“IVDA”), which is the entity responsible for the redevelopment of NAFB, to acquire approximately 93 acres of the project property owned by IVDA. As a component of this Agreement, IVDA has completed an agreement with a sister governmental agency to acquire an additional 51 acres which will be transferred to Markets. Of the 160 acre project site, 16 acres were privately owned. The Agreement with IVDA requires Markets to acquire the parcels not owned by IVDA, to relocate all tenants and other business owners occupying buildings on the project property, to construct and complete the corporate office and distribution facilities and to obtain all City of San Bernardino building permits and entitlements required for construction of the project. Four of the private parcels consisting of approximately 13.8 acres have been acquired and, subsequent to year end, Markets entered into an agreement to acquire the remaining privately held parcel consisting of approximately 2.2 acres. Markets also has entered into an agreement with Hillwood/San Bernardino LLC (“Hillwood”), the master developer of NAFB, for infrastructure improvements. Under the Hillwood Agreement, Markets will share costs associated with the infrastructure improvements including water, sewer, streets and utilities, which will be required by the City of San Bernardino for the project. Markets, after completion of the acquisition of the project property, will secure its commitment with Hillwood for infrastructure improvements by the posting of either cash or letters of credits in the amount of $7.5 million.

stater bros. holdings inc.
notes to consolidated financial statements (contd.)
Note 16 — Corporate Office and Distribution Facilities (contd.)
     The NAFB site will be used to relocate and consolidate Markets’ corporate office and all distribution facilities to a single integrated facility from the 13 distribution buildings at 7 different locations in 4 cities currently in use. This site is located within eight miles of the main distribution facility in Colton, California so there will be no change in the average distance between the new facility and Markets’ retail supermarkets. The facility will consist of approximately 2.0 million square feet and will include Markets’ corporate office, training facilities, truck maintenance and other support facilities required for consolidation of all of its Southern California office, distribution and maintenance operations. The new distribution facility will increase square footage and storage capacity from an existing 1.7 million square feet with a storage capacity of approximately 4.1 million cubic feet to 2.0 million square feet with a storage capacity of approximately 6.7 million cubic feet and the facility will be designed to allow for future expansion that would provide total square footage of 2.3 million square feet with a storage capacity of approximately 8.4 million cubic feet. The projected increase in cubic foot storage capacity of 63.4% under the initial build-out and the increase of 104.9% with the future expansion will result primarily from the new facilities’ clear height being higher than the Company’s existing facilities. Taking into account the increased construction costs including labor, raw materials, steel, concrete and asphalt, the projected net cost of the facility is approximately $250 million. Construction of the facility will be in three components: 1 — corporate office; 2 — dry goods warehouse; and 3 — perishable warehouse. Acquisition of the project property from IVDA is expected to be completed in December of 2005 with construction of the first component also planned to commence in December of 2005 with completion in the fall of 2006; construction of the second component is planned to commence in February of 2006 with completion in the fall of 2007; and construction of the third component is planned to commence in April of 2006 with completion in late 2007.
Note 17 — Quarterly Results (unaudited)
     Quarterly results for fiscal 2003, 2004 and 2005 are as follows (in thousands except per share amounts):

				Net	Earnings
		Gross	Operating	Income	(Loss)
	Sales	Profit	Profit	(Loss)	Per Share
Fiscal 2003 Quarters
13 weeks ended 12/29/02	$681,509	$184,775	$17,278	$2,839	74.12
13 weeks ended 03/30/03	677,196	188,058	19,270	3,745	97.78
13 weeks ended 06/29/03	688,071	189,233	14,012	675	17.62
13 weeks ended 09/28/03	706,998	192,347	16,646	2,508	65.49

	$2,753,774	$754,413	$67,206	$9,767	$255.01

Fiscal 2004 Quarters
13 weeks ended 12/28/03	$1,026,553	$304,882	$70,407	$34,551	902.09
13 weeks ended 03/28/04	989,418	296,339	72,538	30,187	788.15
13 weeks ended 06/27/04	847,983	224,723	28,060	(5,863)	(153.08)
13 weeks ended 09/26/04	840,928	226,126	27,452	12,566	328.09

	$3,704,882	$1,052,070	$198,457	$71,441	$1,865.25

Fiscal 2005 Quarters
13 weeks ended 12/26/04	$839,065	$217,009	$18,400	$3,263	85.19
13 weeks ended 03/27/05	842,852	218,242	19,258	3,600	93.99
13 weeks ended 06/26/05	840,430	231,595	25,125	7,276	189.97
13 weeks ended 09/25/05	849,896	237,262	28,865	12,107	316.11

	$3,372,243	$904,108	$91,648	$26,246	$685.26