Form 10-Q
period 2005-12-25
STATER BROS HOLDINGS INC
filed 2006-02-08
CIK 882829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended December 25, 2005
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of February 8, 2006, there were issued and outstanding
36,895 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
December 25, 2005

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 25,	Dec. 25,
	2005	2005
		(Unaudited)
Current assets
Cash and cash equivalents	$263,397	$219,560
Restricted cash	29,000	31,600
Receivables	42,556	45,288
Income tax receivables	2,450	2,098
Inventories	185,302	209,076
Prepaid expenses	8,663	11,203
Deferred income taxes	22,459	21,137

Total current assets	553,827	539,962

Property and equipment
Land	89,518	89,974
Buildings and improvements	297,228	307,234
Store fixtures and equipment	376,239	385,647
Property subject to capital leases	25,903	25,824

	788,888	808,679

Less accumulated depreciation and amortization	320,951	332,626

	467,937	476,053

Deferred debt issuance costs, net	19,011	18,250
Goodwill	2,894	2,894
Deferred income taxes, long-term	5,302	4,857
Other assets	6,398	6,351

	33,605	32,352

Total assets	$1,055,369	$1,048,367

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S DEFICIT

	Sept. 25,	Dec. 25,
	2005	2005
		(Unaudited)
Current liabilities
Accounts payable	$144,298	$152,938
Accrued payroll and related expenses	59,951	56,106
Other accrued liabilities	71,234	55,001
Current portion of capital lease obligations	1,190	1,226

Total current liabilities	276,673	265,271

Long-term debt	700,000	700,000
Capital lease obligations, less current portion	8,292	7,972
Long-term portion of self-insurance and other reserves	35,442	34,928
Other long-term liabilities	48,357	50,259

Total liabilities	1,068,764	1,058,430

Commitment and Contingencies

Stockholder’s deficit
Common Stock, $.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 38,301	—	—
Additional paid-in capital	9,740	9,740
Retained deficit	(23,135)	(19,803)

Total stockholder’s deficit	(13,395)	(10,063)

Total liabilities and stockholder’s deficit	$1,055,369	$1,048,367

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Dec. 26,	Dec. 25,
	2004	2005
Sales	$839,065	$867,009
Cost of goods sold	622,056	640,294

Gross profit	217,009	226,715

Operating expenses
Selling, general and administrative expenses	189,160	198,765
Depreciation and amortization	9,449	10,358

Total operating expenses	198,609	209,123

Operating profit	18,400	17,592

Interest income	1,192	2,510
Interest expense	(14,096)	(14,576)
Other expenses, net	(115)	(76)

Income before income taxes	5,381	5,450

Income taxes	2,118	2,118

Net income	$3,263	$3,332

Earnings per share	$85.19	$87.00

Average common shares outstanding	38,301	38,301

Shares outstanding at end of period	38,301	38,301

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	13 Weeks Ended
	Dec. 26,	Dec. 25,
	2004	2005
Operating activities:
Net income	$3,263	$3,332
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,516	13,310
Deferred income taxes	(1,211)	1,767
Loss on disposals of assets	160	116
Changes in operating assets and liabilities:
Increase in restricted cash	(9,000)	(2,600)
Increase in receivables	(6,157)	(2,732)
Decrease in income tax receivables	—	352
Increase in inventories	(14,213)	(23,774)
Increase in prepaid expenses	(4,311)	(2,540)
Decrease in other assets	599	790
Increase (decrease) in accounts payable	(2,033)	8,640
Increase in accrued income taxes	2,136	—
Decrease in accrued liabilities, long-term portion of self-insurance reserves and other liabilities	(9,542)	(18,690)

Net cash used in operating activities	(27,793)	(22,029)

Investing activities:
Purchase of property and equipment	(28,584)	(21,530)
Proceeds from sale of property and equipment	2	6

Net cash used in investing activities	(28,582)	(21,524)

Financing activities:
Principal payments on capital lease obligations	(325)	(284)

Net cash used in financing activities	(325)	(284)

Net decrease in cash and cash equivalents	(56,700)	(43,837)
Cash and cash equivalents at beginning of period	301,947	263,397

Cash and cash equivalents at end of period	$245,247	$219,560

Interest paid	$23,888	$24,958
Income taxes paid	$1,265	$—
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 25, 2005
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended December 25, 2005 are not necessarily indicative of the results that may be expected for the year ending September 24, 2006.
     The consolidated balance sheet at September 25, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     For further information, refer to the consolidated financial statements and footnotes thereto included in Stater Bros. Holdings Inc.’s (the Company) report on Form 10-K for the year ended September 25, 2005.
Note 2 — Recent Accounting Pronouncements
     In March, 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective at the end of the Company’s fiscal year ending September 24, 2006. The Company is in the process of evaluating the impact of FIN 47, but the impact is not expected to have a material effect on the Company’s consolidated financial statements.
Note 3 — Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 4 — Restricted Cash
     Restricted cash represents cash that has been contractually set aside as collateral for certain workers’ compensation and general liability self-insurance reserves and for an escrow account related to the purchase of land. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 25, 2005
Note 5 — Retirement Plans (contd.)
Net periodic pension cost included the following components:

	13 Weeks Ended
	Dec. 26,	Dec. 25,
	2004	2005
	(in thousands)
Service cost — benefits earned during the period	$603	$716
Interest cost on projected benefit obligation	695	738
Actual return on assets	(385)	(425)
Net amortization and deferral	(1)	—
Recognized gains or losses	192	262
Prior service cost recognized	—	(1)

Net periodic pension cost	$1,104	$1,290

Assumptions used for accounting were:
Discount rate	6.00%	5.50%
Rate of increase in compensation levels	4.00%	3.00%
Expected long-term rate of return on assets	5.00%	5.00%
Note 6 — Subsidiary Guarantee
     The Company has $525.0 million of 8.125% Senior Notes due June 15, 2012 and $175.0 million of Floating Rate Senior Notes due June 15, 2010 collectively (“the Notes”).
     The Notes are guaranteed by the Company’s subsidiaries Stater Bros. Markets, Inc. (“Markets”) and Stater Bros. Development, Inc. (“Development”) and the Company’s indirect subsidiaries Super Rx, Inc. (“Super Rx”) and Santee Dairies, Inc. (“Santee”) (each a “subsidiary guarantor”, and collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and there are no subsidiaries of the Company other then the subsidiary guarantors.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 25, 2005
Note 7 — Corporate Office and Distribution Facilities
     Markets has commenced development of new corporate office and distribution facilities on approximately 160 acres of real property located on the former Norton Air Force Base (“NAFB”) in the City of San Bernardino, California. Markets entered into an Owner Participation Agreement with the Inland Valley Development Agency, a joint powers agency (“IVDA”), which is the entity responsible for the redevelopment of NAFB, to acquire approximately 144 acres of the project property owned by IVDA which transaction closed on January 6, 2006. Of the 160 acre project site, 16 acres were privately owned. The Agreement with IVDA requires Markets to acquire the parcels not owned by IVDA, to relocate all tenants and other business owners occupying buildings on the project property, to construct and complete the corporate office and distribution facilities and to obtain all City of San Bernardino building permits and entitlements required for construction of the project. Four of the private parcels consisting of approximately 13.8 acres have been acquired and, in December 2005, Markets entered into an agreement to acquire the remaining privately held parcel consisting of approximately 2.2 acres which transaction will close in February of 2006. Markets also entered into an agreement with Hillwood/San Bernardino LLC (“Hillwood”), the master developer of NAFB, to share costs associated with the infrastructure improvements including water, sewer, streets and utilities, which will be required by the City of San Bernardino for the project. Subsequent to December 25, 2005, Markets secured its commitment with Hillwood for infrastructure improvements by posting a letter of credit in the amount of $8.0 million.
     The NAFB site will be used to relocate and consolidate Markets’ corporate office and all distribution facilities to a single integrated facility from the 13 distribution buildings at 7 different locations in 4 cities currently in use. This site is located within eight miles of the main distribution facility in Colton, California so there will be no change in the average distance between the new facility and Markets’ retail supermarkets. The facility will consist of approximately 2.0 million square feet and will include Markets’ corporate office, training facilities, truck maintenance and other support facilities required for consolidation of all of its Southern California office, distribution and maintenance operations. The new distribution facility will increase square footage and storage capacity from an existing 1.7 million square feet with a storage capacity of approximately 4.1 million cubic feet to 2.0 million square feet with a storage capacity of approximately 6.7 million cubic feet and the facility will be designed to allow for future expansion that would provide total square footage of 2.3 million square feet with a storage capacity of approximately 8.4 million cubic feet. The projected increase in cubic foot storage capacity of 63.4% under the initial build-out and the increase of 104.9% with the future expansion will result primarily from the new facilities’ clear height being higher than the Company’s existing facilities. Taking into account the increased construction costs, including labor, raw materials, steel, concrete and asphalt, the projected net cost of the facility is approximately $250 million. Construction of the facility will be in three components: 1 — corporate office; 2 — dry goods warehouse; and 3 — perishable warehouse. Acquisition of the project property from IVDA was completed in January of 2006 and construction of the first component is planned to commence in April of 2006 with completion in April of 2007; construction of the second component is planned to commence in April of 2006 with completion in April of 2007; and construction of the third component is planned to commence in August of 2006 with completion in January of 2008.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 25, 2005
Note 8 — Subsequent Events
As of December 25, 2005, based upon the Company’s consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million, the Company had the ability under the Credit Facility and Note Indenture to pay a restricted payment of up to $46.1 million. Subsequent to the first quarter, on January 30, 2006, the Company redeemed and retired 1,406 shares of its Class A Common Stock for $18,750,000. The redemption was for shares held by The Moseley Family Revocable Trust.

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
Self-Insurance Reserves
The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. In recent years, the Company and employers within the State of California as a whole have seen significant increases in the severity of workers’ compensation claims. While the Company has factored these increases into its estimates of ultimate loss, no assurance can be given that future events will not require a change in these estimates. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.5%. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. As of December 25, 2005, if a rate of 4.5% was used to discount the reserves, the reserves for self-insurance would have been $1.3 million higher than the reserves calculated at a 5.5% discount rate. If a rate of 6.5% was used at December 25, 2005 to discount the reserves, the reserves for self-insurance would be $1.3 million lower than the reserves calculated at a 5.5% discount rate.
Goodwill
The Company reviews goodwill for impairment annually on a reporting unit level or more frequently if impairment indicators arise. The Company’s Retail reporting unit is the only reporting unit that has goodwill. The Company determines the fair value of the reporting unit by utilizing a discounted projected cash flows compared to its carrying value of the reporting unit for purposes of identifying impairment. The Company’s evaluation of goodwill impairment requires extensive use of accounting judgment and financial estimates. Use of alternative assumptions such as projected sales and margins and anticipated future cash flows could provide significantly different results. The fair value of estimates could change in the future depending on internal and external factors including control of labor costs, actions of competitors and the effect of future collective bargaining agreements.

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
For first quarter of fiscal 2006, the discount rate used to calculate the net periodic pension cost was 5.5%. If the rate used to discount the net periodic pension cost were 4.5%, net periodic pension cost would have been $231,000 higher than the cost calculated at a 5.5% discount rate. If the rate used to calculate the net periodic pension cost was 6.5%, net periodic pension cost would have been $194,000 lower than the cost calculated at the 5.5% discount rate.
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

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant Accounting Policies
In addition to the critical accounting policies disclosed above, there are certain accounting policies that the Company has adopted that may differ from policies of other companies within the same industry. Such differences in the treatment of these policies may be important to the readers of the Company’s report on Form 10-Q and the Company’s unaudited consolidated financial statements contained herein. For further information regarding the Company’s accounting policies, refer to the significant accounting policies included in the notes to the consolidated financial statements contained herein and in the Company’s report on Form 10-K for the year ended September 25, 2005.
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
RESULTS OF OPERATIONS
The following table sets forth certain income statement components expressed as a percent of sales for the thirteen weeks ended December 26, 2004 and December 25, 2005.

	Thirteen Weeks
	2005	2006
Sales	100.00%	100.00%
Gross profit	25.86	26.15
Operating expenses:
Selling, general and administrative expenses	22.54	22.93
Depreciation and amortization	1.13	1.19
Operating profit	2.19	2.03
Interest income	0.14	0.29
Interest expense	(1.68)	(1.68)
Other expenses, net	(0.01)	(0.01)
Income before income taxes	0.64%	0.63%

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
Sales for the thirteen weeks ended December 25, 2005, the first quarter of fiscal 2006, increased $27.9 million or 3.33% and amounted to $867.0 million compared to $839.1 million for the same period in the prior year. Sales for Santee decreased $826,000 in the current fiscal quarter over the prior year quarter. Pharmacy sales, which were not present in the first quarter of fiscal 2005, added $4.2 million to consolidated sales. Like store sales increased $2.3 million or 0.28% over the prior year. Sales excluded from the like store sales calculation for a store that was opened during the first quarter of fiscal 2005 was $3.7 million. Four new stores were opened since the first quarter of fiscal 2005 and they increased sales for the thirteen weeks ended December 25, 2005 by $21.1 million. The closure of a store in West Covina, California in September 2005 decreased fiscal 2006 sales by approximately $2.5 million when compared to the prior year.
Gross profit for the thirteen weeks ended December 25, 2005, amounted to $226.7 million or 26.15% of sales compared to $217.0 million or 25.86% of sales in the same period of the prior year. Gross profit, as a percentage of sales, in the current year compared to the prior year increased 0.29%. In fiscal 2006, warehouse and transportation costs were 3.49% of sales compared to 3.63% of sales in fiscal 2005. Fiscal 2006 cost of goods sold includes the costs of discounting turkeys for the Thanksgiving holiday that in the previous year would be capitalized and then amortized throughout the year to advertising expense. Fiscal 2005 was not adjusted for the correction as the effect was not material. Fiscal 2005 gross profit would have been reduced by 0.25%, as a percentage of sales, if turkey discounting costs were classified as cost of goods sold in the prior year. Fiscal 2006 gross profit, after the effect of turkey discounting and warehouse and transportation costs, increased 0.40%, as a percentage of sales, compared to the prior year. This increase is attributed in part to the easing of competitive pricing pressures in the current year versus the same period in the prior year.
Operating expenses include selling, general and administrative expenses, and depreciation and amortization. For the thirteen weeks ended December 25, 2005, selling, general and administrative expenses amounted to $198.8 million or 22.93% of sales compared to $189.2 million or 22.54% of sales for the thirteen weeks ended December 25, 2004.
The increase in selling, general and administrative expenses, as a percentage of sales, for the thirteen week period of the current year compared to the prior year included an increase in net labor related costs of 0.32%, as a percentage of sales, in fiscal 2006 over fiscal 2005 and an increase of 0.07%, as a percentage of sales, of advertising costs in fiscal 2006 over fiscal 2005. Electricity costs decreased 0.09%, as a percentage of sales, in fiscal 2006 compared to fiscal 2005; however, electricity costs are expected to rise for the remainder of the current fiscal year due to announced rate increases by the utility company servicing most of the Company’s stores.
The amount of salaries, wages and administrative costs associated with the purchase of the Company’s products included in selling, general and administrative expenses for the fiscal first quarters of fiscal 2006 and fiscal 2005 is $230,000 and $297,000, respectively.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Depreciation and amortization expenses amounted to $10.4 million for the thirteen weeks ended December 25, 2005 and $9.4 million for the thirteen weeks ended December 26, 2004. The increase in depreciation and amortization expense in fiscal 2006 was primarily due to an increase in fixed assets. Included in cost of goods sold is $2.9 million and $3.1 million of depreciation in the both first quarter of fiscal 2006 and fiscal 2005, respectively, related to dairy production and warehousing and distribution activities.
Interest expense amounted to $14.6 million for the first quarter of 2006 compared to $14.1 million for the first quarter of 2005. The increase in interest expense is due primarily to changes in the interest rate of the Company’s Floating Rate Senior Notes due 2010.
Income before income taxes amounted to $5.5 million in the first quarter of 2006 and $5.4 million for the first quarter of 2005.
Net income for the first quarter of fiscal 2006 and the first quarter of fiscal 2005 amounted to $3.3.
LIQUIDITY AND CAPITAL RESOURCES
The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended and restated on June 17, 2004, expires in May 2007 and consists of a revolving loan facility for working capital and letters of credit of $75.0 million. As of December 25, 2005, the Company had $46.9 million of outstanding letters of credit and had $28.1 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements.
Santee’s revolving line of credit includes a credit line of $5.0 million of all of which may be used to secure letters of credit. As of December 25, 2005, Santee had $2.1 million of outstanding letters of credit in support of workers’ compensation liabilities and had $2.9 million available under the revolving loan facility. Santee’s revolving line of credit expires in May 2007.
The Company had no short-term borrowings outstanding as of December 25, 2005 and did not incur short-term borrowings during the quarterly period.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth the Company’s contractual cash obligations and commercial commitments as of December 25, 2005.

		Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due June 2012
Principal	$525,000	$—	$—	$—	$525,000
Interest	277,265	42,656	85,313	85,313	63,983

	802,265	42,656	85,313	85,313	588,983

Floating Rate Senior Notes due June 2010 (1)
Principal	$175,000	$—	$—	$175,000	$—
Interest	63,825	14,179	28,397	21,249	—

	238,825	14,179	28,397	196,249	—

Capital lease obligations (2)
Principal	$9,198	$1,226	$1,991	$2,581	$3,400
Interest	6,072	1,360	2,271	1,608	833

	15,270	2,586	4,262	4,189	4,233

Operating leases (2)	272,805	36,768	59,475	37,104	139,458

Total contractual cash obligations	$1,329,165	$96,189	$177,447	$322,855	$732,674

		Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (3)	$49,040	$49,040	$—	$—	$—

Total other commercial commitments	$49,040	$49,040	$—	$—	$—

(1)	Interest on the Floating Rate Notes is based on the Three-month LIBOR plus 3.50% and is set quarterly based on the Three-month LIBOR rate for the second London Banking Day preceding each interest period. The floating interest rate at December 25, 2005 was 7.99%.
Notes continued on next page

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Contractual Cash Obligations (contd.)

(2)	The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(3)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between December 2005 and October 2006.
Working capital amounted to $274.7 million at December 25, 2005 and $277.2 million at September 25, 2005, and the Company’s current ratio was 2.04:1, and 2.00:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.
Net cash used in operating activities for the thirteen weeks ended December 25, 2005 was $22.0 million compared to $27.8 million used for the thirteen weeks ended December 26, 2004. Significant uses of cash from operating activities in fiscal 2006 included increases in inventories which are typical during the first quarter of the year to support holiday season sales levels, decreases in accrued liabilities due to the timing of the semi-annual interest payments on the Company’s 8.125% Senior Notes in mid-December and payments under the phantom stock plan to eligible participants who elected a one-time payment of up to 50% of the stated value of their units under the plan. A significant source of cash from operations in fiscal 2006 was an increase in accounts payable which resulted from the increase in inventory levels.
Other significant uses of cash included $16.7 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. In addition, $4.8 million was expended on the Company’s new corporate office and distribution facilities, which are being funded by cash allocated from the proceeds from the issuance of the 8.125% Senior Notes and Floating Rate Senior Notes. Management estimates that remaining fiscal 2006 expenditures for the new corporate office and distribution facilities will be $68.8 million, which is expected to be funded from cash on hand.
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
The Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Development and the Company’s indirect subsidiaries Super Rx and Santee (subject, in the case of Santee, to termination upon certain specified events).
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
As of December 25, 2005, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 8.125% Senior Notes due 2012 and its Floating Rate Senior Notes due 2010. As of December 25, 2005, the Company was in compliance with all such covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
Labor Relations
The Company’s collective bargaining agreements with the UFCW were renewed in February 2004 and expire in March 2007. The Company’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in September 2005 and expires in September 2010. Santee’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in March 2004 and expires in March 2007. Management believes it has good relations with its employees.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT ACCOUNTING PRONOUNCEMENTS
In March, 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective at the end of the Company’s fiscal year ending September 24, 2006. The Company is in the process of evaluating the impact of FIN 47, but the impact is not expected to have a material effect on the Company’s consolidated financial statements.
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
DECEMBER 25, 2005
PART I — FINANCIAL INFORMATION (contd.)
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company is subject to interest rate risk on its Floating Rate Senior Notes due June 2010. The Company’s interest expense on the Floating Rate Senior Notes due June 2010 will increase as interest rates rise and will decrease as interest rates decline. Interest on the Floating Rate Senior Notes due June 2010 is based upon the Three-month LIBOR plus 3.50%. As of December 25, 2005, the floating interest rate was 7.99%. In addition, the Company is subject to interest rate risk on its fixed interest rate debt obligations. The Company’s fixed rate debt obligations are comprised of the 8.125% Senior Notes due June 2012 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. The Company has not engaged in any interest swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk.
Item 4. CONTROLS AND PROCEDURES
As of the quarter ended December 25, 2005, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. During the quarter ended December 25, 2005, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken.

STATER BROS. HOLDINGS INC.
DECEMBER 25, 2005
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on the Company’s consolidated financial position or its results of operations.
For a description of legal proceedings, please refer to the footnote entitled “Litigation Matters” contained in the Notes to Consolidated Financial Statements section of the Company’s Form 10-K for the fiscal year ended September 25, 2005.
Item 1a. RISK FACTORS
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
DECEMBER 25, 2005
PART II — OTHER INFORMATION (contd.)
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

Date: February 8, 2006	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President,
and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2006	/s/ Phillip J. Smith
Phillip J. Smith
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)