Form 10-Q
period 2006-03-26
STATER BROS HOLDINGS INC
filed 2006-05-10
CIK 882829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2006, there were issued and outstanding
36,895 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
March 26, 2006

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 25,	Mar. 26,
	2005	2006
		(Unaudited)
Current assets
Cash and cash equivalents	$263,397	$207,342
Restricted cash	29,000	31,000
Receivables	42,556	40,163
Income tax receivables	2,450	6,199
Inventories	185,302	194,141
Prepaid expenses	8,663	10,469
Deferred income taxes	22,459	22,317

Total current assets	553,827	511,631

Property and equipment
Land	89,518	95,316
Buildings and improvements	297,228	315,960
Store fixtures and equipment	376,239	390,892
Property subject to capital leases	25,903	25,836

	788,888	828,004

Less accumulated depreciation and amortization	320,951	341,469

	467,937	486,535

Deferred debt issuance costs, net	19,011	17,482
Goodwill	2,894	2,894
Deferred income taxes, long-term	5,302	6,013
Other assets	6,398	6,316

	33,605	32,705

Total assets	$1,055,369	$1,030,871

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S DEFICIT

	Sept. 25,	Mar. 26,
	2005	2006
		(Unaudited)
Current liabilities
Accounts payable	$144,298	$133,446
Accrued payroll and related expenses	59,951	55,928
Other accrued liabilities	69,249	65,292
Current portion of capital lease obligations	1,190	1,215

Total current liabilities	274,688	255,881

Long-term debt	700,000	700,000
Capital lease obligations, less current portion	8,292	7,747
Long-term portion of self-insurance reserves	37,427	37,798
Long-term deferred benefits	44,312	48,391
Other long-term liabilities	4,045	3,691

Total liabilities	1,068,764	1,053,508

Commitments and Contingencies

Stockholder’s deficit
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 38,301 in 2005; 36,895 in 2006	—	—
Additional paid-in capital	9,740	9,382
Retained deficit	(23,135)	(32,019)

Total stockholder’s deficit	(13,395)	(22,637)

Total liabilities and stockholder’s deficit	$1,055,369	$1,030,871

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Mar. 27,	Mar. 26,
	2005	2006
Sales	$842,852	$863,545
Cost of goods sold	624,610	631,033

Gross profit	218,242	232,512

Operating expenses
Selling, general and administrative expenses	189,336	198,011
Depreciation and amortization	9,648	11,059

Total operating expenses	198,984	209,070

Operating profit	19,258	23,442

Interest income	1,469	2,378
Interest expense	(14,578)	(14,964)
Other expenses, net	(184)	(617)

Income before income taxes	5,965	10,239

Income taxes	2,365	4,063

Net income	$3,600	$6,176

Earnings per share	$93.99	$164.95

Average common shares outstanding	38,301	37,442

Shares outstanding at end of period	38,301	36,895

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	26 Weeks Ended
	Mar. 27,	Mar. 26,
	2005	2006
Sales	$1,681,917	$1,730,554
Cost of goods sold	1,246,666	1,271,327

Gross profit	435,251	459,227

Operating expenses
Selling, general and administrative expenses	378,496	396,776
Depreciation and amortization	19,097	21,417

Total operating expenses	397,593	418,193

Operating profit	37,658	41,034

Interest income	2,661	4,888
Interest expense	(28,674)	(29,540)
Other expenses, net	(299)	(693)

Income before income taxes	11,346	15,689

Income taxes	4,483	6,181

Net income	$6,863	$9,508

Earnings per share	$179.19	$251.06

Average common shares outstanding	38,301	37,871

Shares outstanding at end of period	38,301	36,895

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	26 Weeks Ended
	Mar. 27,	Mar. 26,
	2005	2006
Operating activities:
Net income	$6,863	$9,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,226	27,354
Deferred income taxes	(3,016)	(569)
Loss on disposals of assets	388	1,024
Changes in operating assets and liabilities:
Increase in restricted cash	(9,000)	(2,000)
(Increase) decrease in receivables	(2,382)	2,393
Increase in income tax receivables	(7,532)	(3,749)
Increase in inventories	(3,171)	(8,839)
Increase in prepaid expenses	(2,263)	(1,806)
Decrease in other assets	1,459	1,586
Decrease in accounts payable	(10,633)	(10,852)
Increase (decrease) in other accrued liabilities	2,354	(7,609)
Increase in long-term reserves and liabilities	2,342	3,725

Net cash provided by operating activities	635	10,166

Investing activities:
Purchase of property and equipment	(55,606)	(47,289)
Proceeds from sale of property and equipment	36	331

Net cash used in investing activities	(55,570)	(46,958)

Financing activities:
Principal payments on capital lease obligations	(653)	(513)
Stock redemption	—	(18,750)

Net cash used in financing activities	(653)	(19,263)

Net decrease in cash and cash equivalents	(55,588)	(56,055)
Cash and cash equivalents at beginning of period	301,947	263,397

Cash and cash equivalents at end of period	$246,359	$207,342

Interest paid	$26,917	$28,825
Income taxes paid	$15,165	$10,500
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
(Unaudited)
(In thousands)

		Class A	Additional
	Common	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit	Total
Balances at September 25, 2005	$—	$—	$9,740	$(23,135)	$(13,395)
Net income for 26 weeks ended March 26, 2006	—	—	—	9,508	9,508

Stock redemption			(358)	(18,392)	(18,750)

Balances at March 26, 2006	$—	$—	$9,382	$(32,019)	$(22,637)

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 26, 2006
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications, none of which affected net income or retained deficit, have been made to prior period amounts to conform to the current period financial statement presentation. Operating results for the thirteen and twenty-six weeks ended March 26, 2006 are not necessarily indicative of the results that may be expected for the year ending September 24, 2006.
     The consolidated balance sheet at September 25, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     For further information, refer to the consolidated financial statements and footnotes thereto included in Stater Bros. Holdings Inc.’s (the “Company”) report on Form 10-K for the year ended September 25, 2005.
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
Note 4 — Restricted Cash
     Restricted cash represents cash that has been contractually set aside as collateral for certain workers’ compensation and general liability self-insurance reserves and for an escrow account related to the purchase of land. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents. Subsequent to March 26, 2006, the amount of restricted cash needed as collateral for certain workers’ compensation and general liability self-insurance reserves was reduced by $4.9 million.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 26, 2006
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
Net periodic pension cost included the following components:

	13 Weeks Ended		26 Weeks Ended
	Mar. 27,	Mar. 26,	Mar. 27,	Mar. 26,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Service cost — benefits earned during the period	$604	$716	$1,207	$1,432
Interest cost on projected benefit obligation	696	739	1,391	1,477
Actual return on assets	(394)	(425)	(779)	(850)
Recognized gains or losses	192	261	384	523
Prior service cost recognized	—	—	(1)	(1)

Net periodic pension cost	$1,098	$1,291	$2,202	$2,581

Assumptions used for accounting were:
Discount rate	6.00%	5.50%	6.00%	5.50%
Rate of increase in compensation levels	4.00%	3.00%	4.00%	3.00%
Expected long-term rate of return on assets	5.00%	5.00%	5.00%	5.00%
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 26, 2006
Note 7 — Stock Redemption
     On January 30, 2006, the Company redeemed and retired 1,406 shares of its Class A Common Stock for $18,750,000. The redemption was for shares held by the Moseley Family Revocable Trust (the “Moseley Trust”). As of March 26, 2006, based upon the Company’s consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ indenture, the Company, after taking into consideration the January 30, 2006 payment to the Moseley Trust, had the ability and right to pay a restricted payment of up to $27.5 million.
Note 8 — Phantom Stock Plan
     During the second quarter of fiscal 2006, 85,000 additional units were awarded. An expense of $427,000 for vesting and appreciation for these awarded units has been recognized.
Note 9 — Corporate Office and Distribution Facilities
     Markets has commenced development of new corporate office and distribution facilities on approximately 160 acres of real property located on the former Norton Air Force Base (“NAFB”) in the City of San Bernardino, California. Markets entered into an Owner Participation Agreement with the Inland Valley Development Agency, a joint powers agency (“IVDA”), which is the entity responsible for the redevelopment of NAFB, to acquire approximately 144 acres of the project property owned by IVDA which transaction closed on January 6, 2006. Of the 160 acre project site, 16 acres were privately owned. The Agreement with IVDA requires Markets to acquire all of the privately owned property within the project site; to relocate all tenants and other business owners occupying buildings on the project site; to construct and complete the corporate office and distribution facilities and to obtain all City of San Bernardino building permits and entitlements required for construction of the facilities. Markets has successfully completed acquisition of all of the privately owned parcels within the project site. Markets also entered into an agreement with Hillwood/San Bernardino LLC (“Hillwood”), the master developer of NAFB, to share costs associated with the infrastructure improvements including water, sewer, streets and utilities, which will be required by the City of San Bernardino for the project. Markets has secured its commitment with Hillwood for infrastructure improvements by posting a letter of credit in the amount of $8.0 million.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 26, 2006
Note 9 — Corporate Office and Distribution Facilities (contd.)
     The NAFB site will be used to relocate and consolidate Markets’ corporate office and all distribution facilities to a single integrated facility from the 13 distribution buildings at 7 different locations in 4 cities currently in use. This site is located within eight miles of the main distribution facility in Colton, California so there will be no change in the average distance between the new facility and Markets’ retail supermarkets. The facility will consist of approximately 2.0 million square feet and will include Markets’ corporate office, training facilities, truck maintenance and other support facilities required for consolidation of all of its Southern California office, distribution and maintenance operations. The new distribution facility will increase square footage and storage capacity from an existing 1.7 million square feet with a storage capacity of approximately 4.1 million cubic feet to 2.0 million square feet with a storage capacity of approximately 6.7 million cubic feet and the facility will be designed to allow for future expansion that would provide total square footage of 2.3 million square feet with a storage capacity of approximately 8.4 million cubic feet. The projected increase in cubic foot storage capacity of 63.4% under the initial build-out and the increase of 104.9% with the future expansion will result primarily from the new facilities’ clear height being higher than the Company’s existing facilities. Taking into account the increased construction costs, including labor, raw materials, steel, concrete and asphalt, the projected net cost of the facility is approximately $250 million. Construction of the facility will be in three components: 1 — corporate offices and satellite buildings; 2 — dry goods warehouse; and 3 — perishable warehouse. Acquisition of the project property from IVDA was completed in January of 2006 and rough grading and site work on the project property commenced in February of 2006. Construction of the first component is planned to commence in June of 2006 with completion in July of 2007; construction of the second component is planned to commence in August of 2006 with completion in July of 2007; and construction of the third component is planned to commence in October of 2006 with completion in February of 2008.

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
Self-Insurance Reserves
The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liabilities based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure and laws. While the Company has evaluated these factors into its estimates of ultimate loss, no assurance can be given that future events will not require a change in these estimates. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.5%. The analysis of self-insurance liabilities is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. As of March 26, 2006, if a rate of 4.5% was used to discount the reserves, the reserves for self-insurance would have been $1.3 million higher than the reserves calculated at a 5.5% discount rate. If a rate of 6.5% was used at March 26, 2006 to discount the reserves, the reserves for self-insurance would be $1.3 million lower than the reserves calculated at a 5.5% discount rate.
Goodwill
The Company reviews goodwill for impairment on a reporting unit level annually or more frequently if impairment indicators arise. The Company’s Retail reporting unit is the only reporting unit that has goodwill. The Company determines the fair value of the reporting unit by utilizing a discounted projected cash flows compared to its carrying value of the reporting unit for purposes of identifying impairment. The Company’s evaluation of goodwill impairment requires extensive use of accounting judgment and financial estimates. Use of alternative assumptions such as projected sales and margins and anticipated future cash flows could provide significantly different results. The fair value of estimates could change in the future depending on internal and external factors including control of labor and other operating costs, actions of competitors and the effect of future collective bargaining agreements.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES (contd.)
Advertising Allowances
The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. The Company performs an analysis of the amount of co-operative advertising allowances received from its vendors compared to the costs of running the corresponding advertisements. Co-operative funds received in excess of the costs of advertising is recorded as a reduction in cost of goods sold. Determining the amount of advertising costs that corresponds to the co-operative advertising allowances received requires judgment on the part of management.
A significant portion of the Company’s advertising expenditures is in the form of twice weekly print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. On a monthly basis, management estimates the costs of advertisements related to co-operative advertising allowances by dividing the direct out-of-pocket costs for printing and distributing its print ads by the product of total number of print ad pages run during the month and the number of individual ads in a typical twice weekly advertisement. The dollar amount determined is deemed to be the fair value of advertising costs. The fair value of advertising costs is then compared to the amount of co-operative advertising allowances received during the month and any allowances received in excess of costs are recorded as a reduction in cost of goods sold.
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
For second quarter of fiscal 2006, the discount rate used to calculate the net periodic pension cost was 5.5%. If the rate used to discount the net periodic pension cost were 4.5%, net periodic pension cost would have been $462,000 higher than the cost calculated at a 5.5% discount rate. If the rate used to calculate the net periodic pension cost was 6.5%, net periodic pension cost would have been $388,000 lower than the cost calculated at the 5.5% discount rate.
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

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant Accounting Policies
In addition to the critical accounting policies disclosed above, there are certain accounting policies that the Company has adopted that may differ from policies of other companies within the same industry. Such differences in the treatment of these policies may be important to the readers of the Company’s report on Form 10-Q and the Company’s unaudited consolidated financial statements contained herein. For further information regarding the Company’s accounting policies, refer to the significant accounting policies included in the notes to consolidated financial statements (unaudited) contained herein and in the Company’s report on Form 10-K for the year ended September 25, 2005.
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
RESULTS OF OPERATIONS
The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and twenty-six weeks ended March 27, 2005 and March 26, 2006.

	Thirteen Weeks		Twenty-six Weeks
	2005	2006	2005	2006
Sales	100.00%	100.00%	100.00%	100.00%
Gross profit	25.89	26.93	25.88	26.54
Operating expenses
Selling, general and administrative expenses	22.46	22.93	22.50	22.93
Depreciation and amortization	1.15	1.29	1.14	1.24
Operating profit	2.28	2.71	2.24	2.37
Interest income	0.17	0.28	0.16	0.28
Interest expense	(1.73)	(1.73)	(1.70)	(1.71)
Other expenses, net	(0.01)	(0.07)	(0.03)	(0.03)
Income before income taxes	0.71%	1.19%	0.67%	0.91%

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Like store sales are calculated by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year periods, only the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year are used. For stores that have been closed, only the prior year’s weekly sales that correspond to the weeks the stores were opened in the current year are used.
Sales for the thirteen weeks ended March 26, 2006, the second quarter of fiscal 2006, increased $20.7 million or 2.46% and amounted to $863.5 million compared to $842.9 million for the same period in the prior year. Sales for the twenty-six weeks ended March 26, 2006 increased $48.6 million or 2.89% and amounted to $1.73 billion compared to $1.68 billion for the same period in the prior year.
For the thirteen weeks ended March 26, 2006, sales for Santee Dairies, Inc. (“Santee”) decreased $3.7 million, which was attributed to reduced selling prices due to a reduction in raw milk pricing and reduced purchases by the Ralphs Grocery Company. Super Rx, Inc. (“Super Rx”) sales, which were not present in the prior fiscal year, added $4.8 million to consolidated sales for the thirteen weeks ended March 26, 2006. Comparison of fiscal second quarter sales is impacted by the timing of the Easter holiday in the current year versus the prior year. In the current year, the Easter holiday falls in the third quarter while the Easter holiday fell in the second quarter of the prior year. The Company estimated that the Easter holiday added approximately $7.8 million to fiscal 2005 second quarter sales. After taking into consideration the effect of the timing of the Easter holiday, like store sales increased 0.36% in the second quarter of fiscal 2006 over the same period in the previous fiscal year. While quarterly like store sales were positive for the quarter, like store sales were impacted by new store openings. The Company estimates that newly opened stores drew $8.5 million of their sales from existing stores in the thirteen weeks ended March 26, 2006. The Company opened five new stores in Southern California, since the beginning of the second quarter of fiscal 2005, increasing sales for the thirteen weeks ended March 26, 2006 by approximately $26.9 million. The closure of one store in September 2005 decreased second quarter sales by approximately $2.5 million when compared to the prior year.
Santee sales decreased $4.5 million in the twenty-six weeks ended March 26, 2006 when compared to the same period in the previous year. The decrease in Santee sales is attributed to reduced selling prices due to a reduction in raw milk pricing and reduced purchases by the Ralphs Grocery Company. Super Rx sales, which were not present in the prior fiscal year, increased consolidated sales for the twenty-six weeks ended March 26, 2006 by $9.0 million. Comparison of fiscal year-to-date sales is impacted by the timing of the Easter holiday in the current year versus last year. In the current year, the Easter holiday falls in the third quarter while the Easter holiday fell in the second quarter of the prior year. The Company estimated that the Easter holiday added approximately $7.8 million to fiscal 2005 sales. After taking into consideration the effect of the timing of the Easter holiday, like store sales increased 0.32% in fiscal 2006 over fiscal 2005. While quarterly like store sales were positive for the quarter, like store sales were impacted by new store openings. The Company estimates that newly opened stores drew $13.3 million of their sales from existing stores in the twenty-six weeks ended March 26, 2006. The Company opened six new stores in Southern California, since the beginning of fiscal 2005, increasing sales for the twenty-six weeks ended March 26, 2006 by approximately $51.7 million. The closure of one store in September 2005 decreased year-to-date sales by approximately $5.0 million when compared to the prior year.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Gross profit for the thirteen weeks ended March 26, 2006, amounted to $232.5 million or 26.93% of sales compared to $218.2 million or 25.89% of sales in the same period of the prior year. Gross profit for the twenty-six weeks ended March 26, 2006 amounted to $459.2 million or 26.54% of sales compared to $435.3 million or 25.88% of sales. Gross profit for the thirteen weeks ended March 26, 2006, as a percentage of sales, increased 1.04% over the same period in the previous year. The increase in gross profit, as a percentage of sales, is attributed to efforts by the Company to reduce shrink and to reduction in holiday promotional pricing.
Gross profit, as a percentage of sales, for the twenty-six week period ended March 26, 2006 increased 0.66% over the same period in the previous year. The increase in gross profit as a percentage of sales is attributed to efforts by the Company to reduce shrink and to reduction in holiday promotional pricing.
Operating expenses include selling, general and administrative expenses, and depreciation and amortization. For the thirteen weeks ended March 26, 2006, selling, general and administrative expenses amounted to $198.0 million or 22.93% of sales compared to $189.3 million or 22.46% of sales. For the twenty-six weeks ended March 26, 2006, selling, general and administrative expenses amounted to $396.8 million or 22.93% of sales compared to $378.5 million or 22.50% of sales for the same period of 2005.
The increase in selling, general and administrative expenses, as a percentage of sales, for the thirteen week period of the current year compared to the prior year included an increase in net labor related costs of 0.45%, as a percentage of sales, in fiscal 2006 over fiscal 2005 and an increase of 0.13%, as a percentage of sales, of advertising costs in fiscal 2006 over fiscal 2005. These increases were partially offset by a decrease in electricity expenses of 0.12%, as a percentage of sales, in fiscal 2006 compared to fiscal 2005.
The increase in selling, general and administrative expenses, as a percentage of sales, for the twenty-six week period of the current year compared to the prior year included an increase in net labor related costs of 0.39%, as a percentage of sales, in fiscal 2006 over fiscal 2005 and an increase of 0.10%, as a percentage of sales, of advertising costs in fiscal 2006 over fiscal 2005. Electricity costs decreased 0.10%, as a percentage of sales, in fiscal 2006 compared to fiscal 2005. The reduction in electricity costs experienced for the thirteen week and twenty-six weeks ended March 26, 2006 are not expected to continue. Rather the Company estimates that electrical costs will increase in the last half of fiscal 2006 by approximately $2.6 million over the expense incurred in the last half of fiscal 2005. The increase is due to rate increases enacted by the Company’s two main electrical providers.
The amount of salaries, wages and administrative costs associated with the purchase of the Company’s products included in selling, general and administrative expenses for the second quarters of fiscal 2006 and fiscal 2005 is $248,000 and $287,000, respectively and $478,000 and $584,000 for the twenty-six weeks ended March 26, 2006 and March 27, 2005, respectively.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Depreciation and amortization expenses amounted to $11.1 million for the thirteen weeks ended March 26, 2006 and $9.6 million for the thirteen weeks ended March 27, 2005. Depreciation and amortization expenses amounted to $21.4 million for the twenty-six weeks ended March 26, 2006 and $19.1 million for the twenty-six weeks ended March 27, 2005. The increase in depreciation and amortization expense in fiscal 2006 is primarily due to an increase in fixed assets. Included in cost of goods sold is $3.0 million and $3.1 million of depreciation in the second quarters of fiscal 2006 and fiscal 2005, respectively, and $6.0 million and $6.1 million in the twenty-six week periods of fiscal 2006 and fiscal 2005, respectively, related to dairy production and warehousing and distribution activities.
Interest expense amounted to $15.0 million for the second quarter of 2006 compared to $14.6 million for the second quarter of 2005. For the fiscal year-to-date of 2006 and 2005, interest expense was $29.5 million and $28.7 million, respectively. The increase in interest expense, for both the quarter and year-to-date periods, is due primarily to increases in the interest rate on the Company’s Floating Rate Senior Notes due 2010.
Income before income taxes amounted to $10.2 million and $15.7 million for the thirteen and twenty-six weeks ended March 26, 2006, respectively, and $6.0 million and $11.3 million for the thirteen and twenty-six weeks ended March 27, 2005, respectively.
Net income amounted to $6.2 million and $9.5 million for the thirteen and twenty-six weeks ended March 26, 2006, respectively, and $3.6 million and $6.9 million for the thirteen and twenty-six weeks ended March 27, 2005, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended and restated on June 17, 2004, expires in May 2007 and consists of a revolving loan facility for working capital and letters of credit of $75.0 million. As of March 26, 2006, the Company had $54.9 million of outstanding letters of credit and had $20.1 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements and to secure the Company’s commitment for infrastructure improvements at the Company’s new distribution facility currently under construction.
Santee’s revolving line of credit includes a credit line of $5.0 million all of which may be used to secure letters of credit. As of March 26, 2006, Santee had $2.1 million of outstanding letters of credit in support of workers’ compensation liabilities and had $2.9 million available under the revolving loan facility. Santee’s revolving line of credit expires in May 2007.
The Company had no short-term borrowings outstanding as of March 26, 2006 and did not incur short-term borrowings during the current fiscal year.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Tabular Disclosure of Contractual Cash Obligations and Other Commitments
The following tables set forth the Company’s contractual cash obligations and commercial commitments as of March 26, 2006.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due June 2012
Principal	$525,000	$—	$—	$—	$525,000
Interest	277,265	42,656	85,313	85,313	63,983

	802,265	42,656	85,313	85,313	588,983

Floating Rate Senior Notes due June 2010 (1)
Principal	175,000	—	—	175,000	—
Interest	63,490	14,922	29,885	18,683	—

	238,490	14,922	29,885	193,683	—

Capital lease obligations(2)
Principal	8,962	1,215	2,021	2,708	3,018
Interest	5,726	1,321	2,204	1,509	692

	14,688	2,536	4,225	4,217	3,710

Operating leases(2)	266,115	36,755	56,383	36,584	136,393

Total contractual cash obligations	$1,321,558	$96,869	$175,806	$319,797	$729,086

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (3)	$57,040	$57,040	$—	$—	$—

Total other commercial commitments	$57,040	$57,040	$—	$—	$—

(1)	Interest on the Floating Rate Notes is based on the Three-month LIBOR plus 3.50% and is set quarterly based on the Three-month LIBOR rate for the second London Banking Day preceding each interest period. The floating interest rate at March 26, 2006 was 8.41%.
Notes continued on next page

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Tabular Disclosure of Contractual Cash Obligations and Other Commitments (contd.)
(2)  The Company leases the majority of its retail stores, offices, warehouses and distribution facilities. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.
(3)  The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements and to secure the Company’s commitment for infrastructure improvements at the Company’s new distribution facility currently under construction. Outstanding letters of credit expire between September 2006 and February 2007.
Working capital amounted to $255.8 million at March 26, 2006 and $279.1 million at September 25, 2005, and the Company’s current ratio was 2.00:1, and 2.02:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.
Net cash provided by operating activities for the twenty-six weeks ended March 26, 2006 was $10.2 million compared to $0.6 million provided for the twenty-six weeks ended March 27, 2005. Significant uses of cash from operating activities in fiscal 2006 included an increase in inventory levels and reductions in accounts payable. The increase in inventory as of March 26, 2006 is due primarily to the inventory levels needed to support the Easter holiday, which occurred in the third quarter of the current year, but in the second quarter of fiscal 2005. Inventory levels are also higher due to an effort on the part of the Company to improve warehouse service levels to the stores. Decreases in accounts payable are typical for this time of year and result from the timing of vendor payments for prior holiday purchases.
Other significant uses of cash included $32.6 million of capital expenditures during fiscal 2006 for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. In addition, $14.7 million was expended on the Company’s new corporate office and distribution facilities, which are being funded by cash allocated from the proceeds from the issuance of the 8.125% Senior Notes and Floating Rate Senior Notes. Management estimates that remaining fiscal 2006 expenditures for the new corporate office and distribution facilities will be $58.9 million, which is expected to be funded from cash on hand.
In January 2006, the Company redeemed and retired 1,406 shares of its Class A Common Stock for $18,750,000. The redemption was for shares held by the Moseley Family Revocable Trust (the “Moseley Trust”). As of March 26, 2006, based upon the Company’s consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ indenture, the Company, after taking into consideration the January 2006 payment to the Moseley Trust, had the ability and right to pay a restricted payment of up to $27.5 million.
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
In November 2004, Santee entered into a revolving line of credit with Bank of America (“the Revolver”). In May, 2006, the Revolver was amended to reduce the required debt service level. Under the Revolver, Santee may borrow up to $5.0 million all of which may be used to secure letters of credit. Letters of credit under the Revolver are expected to be used for workers’ compensation insurance obligations and for general corporate purposes. Borrowings under the Revolver are secured by the receivables of Santee. The Revolver is scheduled to expire on May 31, 2007.
Advances under the Revolver bear interest at Bank of America’s prime rate plus 0.50% with interest due monthly or, if elected by Santee, at the Interbank Offered Rate plus 1.75%. The outstanding undrawn portion of the letters of credit is subject to an annual commitment fee of 1.25%.
Under the Revolver, Santee is required to comply with certain financial covenants, which include certain financial ratios.
As of March 26, 2006, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 8.125% Senior Notes due 2012 and its Floating Rate Senior Notes due 2010. As of March 26, 2006, the Company was in compliance with all such covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
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
MARCH 26, 2006
PART I — FINANCIAL INFORMATION (contd.)
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company is subject to interest rate risk on its Floating Rate Senior Notes due June 2010. The Company’s interest expense on the Floating Rate Senior Notes due June 2010 will increase as interest rates rise and will decrease as interest rates decline. Interest on the Floating Rate Senior Notes due June 2010 is based upon the Three-month LIBOR plus 3.50%. As of March 26, 2006, the floating interest rate was 8.41%. In addition, the Company is subject to interest rate risk on its fixed interest rate debt obligations. The Company’s fixed rate debt obligations are comprised of the 8.125% Senior Notes due June 2012 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. The Company has not engaged in any interest swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk.
Item 4. CONTROLS AND PROCEDURES
As of the quarter ended March 26, 2006, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. During the quarter ended March 26, 2006, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken.

STATER BROS. HOLDINGS INC.
MARCH 26, 2006
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
Given the wide assortment of products it offers, the Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. The Company’s primary competitors include Vons, Albertson’s, Ralphs, and a number of independent supermarket operators. The Company, and its competitors, face increased competitive pressures with the entry in its geographic market area of Wal-Mart’s Supercenter format stores. Wal-Mart currently has six Supercenters and a number of Wal-Mart discount locations and Sam’s Clubs within the Company’s marketing area selling a variety of grocery products. The Company expects Wal-Mart to open more of their Supercenter format stores in the Company’s market area. In addition, the Company expects Von’s, Albertson’s and Ralphs to continue to apply pricing and other competitive pressures as they expand the number of their stores in the Company’s market area and as they continue to take steps to both maintain and grow their customer counts. The Company believes that its everyday low prices, breadth of product offering, specialty service department and long-term customer relationships will help it withstand the increased competitive environment. The Company monitors competitive activity and Senior Management regularly reviews the Company’s marketing and business strategy and periodically adjusts them to adapt to changes in the Company’s primary trading area.

STATER BROS. HOLDINGS INC.
MARCH 26, 2006
PART II — OTHER INFORMATION (contd.)
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None
Item 3. DEFAULTS UPON SENIOR SECURITIES
          None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None
Item 5. OTHER INFORMATION
          None
Item 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

STATER BROS. HOLDINGS INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	/s/	Jack H. Brown

Jack H. Brown
Chairman of the Board, President,
and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006	/s/	Phillip J. Smith

Phillip J. Smith
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)