Form 10-Q
period 2006-06-25
STATER BROS HOLDINGS INC
filed 2006-08-09
CIK 882829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of August 9, 2006, there were issued and outstanding
36,895 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
June 25, 2006

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 25,	June 25,
	2005	2006
		(Unaudited)
Current assets
Cash and cash equivalents	$263,397	$194,472
Restricted cash	29,000	24,121
Receivables	42,556	41,433
Income tax receivables	2,450	5,072
Inventories	185,302	203,559
Prepaid expenses	8,663	8,923
Deferred income taxes	22,459	21,638

Total current assets	553,827	499,218

Property and equipment
Land	89,518	104,251
Buildings and improvements	297,228	333,296
Store fixtures and equipment	376,239	394,855
Property subject to capital leases	25,903	25,836

	788,888	858,238

Less accumulated depreciation and amortization	320,951	351,812

	467,937	506,426

Deferred debt issuance costs, net	19,011	16,727
Goodwill	2,894	2,894
Deferred income taxes, long-term	5,302	8,817
Other assets	6,398	6,301

	33,605	34,739

Total assets	$1,055,369	$1,040,383

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S DEFICIT

	Sept. 25,	June 25,
	2005	2006
		(Unaudited)
Current liabilities
Accounts payable	$144,298	$156,004
Accrued payroll and related expenses	59,951	52,773
Other accrued liabilities	69,249	47,928
Current portion of capital lease obligations	1,190	1,136

Total current liabilities	274,688	257,841

Long-term debt	700,000	700,000
Capital lease obligations, less current portion	8,292	7,524
Long-term portion of self-insurance reserves	37,427	37,703
Long-term deferred benefits	44,312	50,619
Other long-term liabilities	4,045	3,591

Total liabilities	1,068,764	1,057,278

Commitments and Contingencies

Stockholder’s deficit
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 38,301 in 2005; 36,895 in 2006	—	—
Additional paid-in capital	9,740	9,382
Retained deficit	(23,135)	(26,277)

Total stockholder’s deficit	(13,395)	(16,895)

Total liabilities and stockholder’s deficit	$1,055,369	$1,040,383

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	June 26,	June 25,
	2005	2006
Sales	$840,430	$885,948
Cost of goods sold	608,835	656,248

Gross profit	231,595	229,700

Operating expenses
Selling, general and administrative expenses	196,380	193,451
Depreciation and amortization	10,090	11,898

Total operating expenses	206,470	205,349

Operating profit	25,125	24,351

Interest income	1,864	2,627
Interest expense	(14,530)	(14,731)
Other expenses, net	(282)	(702)

Income before income taxes	12,177	11,545

Income taxes	4,901	5,803

Net income	$7,276	$5,742

Earnings per share	$189.97	$155.63

Average common shares outstanding	38,301	36,895

Shares outstanding at end of period	38,301	36,895

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	39 Weeks Ended
	June 26,	June 25,
	2005	2006
Sales	$2,522,347	$2,616,502
Cost of goods sold	1,855,501	1,927,575

Gross profit	666,846	688,927

Operating expenses
Selling, general and administrative expenses	574,876	590,227
Depreciation and amortization	29,187	33,315

Total operating expenses	604,063	623,542

Operating profit	62,783	65,385

Interest income	4,525	7,515
Interest expense	(43,204)	(44,271)
Other expenses, net	(581)	(1,395)

Income before income taxes	23,523	27,234

Income taxes	9,384	11,984

Net income	$14,139	$15,250

Earnings per share	$369.15	$406.14

Average common shares outstanding	38,301	37,549

Shares outstanding at end of period	38,301	36,895

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	39 Weeks Ended
	June 26,	June 25,
	2005	2006
Operating activities:
Net income	$14,139	$15,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,373	42,141
Deferred income taxes	(5,504)	(2,694)
Loss on disposals of assets	719	1,770
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(9,000)	4,879
Decrease in receivables	2,384	1,123
Increase in income tax receivables	(141)	(2,622)
Increase in inventories	(2,955)	(18,257)
(Increase) decrease in prepaid expenses	219	(260)
Decrease in other assets	2,057	2,352
Increase (decrease) in accounts payable	(5,238)	11,706
Decrease in other accrued liabilities	(4,845)	(28,223)
Increase in long-term reserves and liabilities	4,539	5,853

Net cash provided by operating activities	34,747	33,018

Investing activities:
Purchase of property and equipment	(82,270)	(83,026)
Proceeds from sale of property and equipment	37	648

Net cash used in investing activities	(82,233)	(82,378)

Financing activities:
Principal payments on capital lease obligations	(960)	(815)
Stock redemption	—	(18,750)

Net cash used in financing activities	(960)	(19,565)

Net decrease in cash and cash equivalents	(48,446)	(68,925)
Cash and cash equivalents at beginning of period	301,947	263,397

Cash and cash equivalents at end of period	$253,501	$194,472

Interest paid	$51,550	$54,269
Income taxes paid	$15,165	$17,300
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
(Unaudited)
(In thousands)

		Class A	Additional
	Common	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit	Total
Balances at September 25, 2005	$—	$—	$9,740	$(23,135)	$(13,395)
Net income for 39 weeks ended June 25, 2006	—	—	—	15,250	15,250
Stock redemption			(358)	(18,392)	(18,750)

Balances at June 25, 2006	$—	$—	$9,382	$(26,277)	$(16,895)

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 25, 2006
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications, none of which affected net income or retained deficit, have been made to prior period amounts to conform to the current period financial statement presentation. Operating results for the thirteen and thirty-nine weeks ended June 25, 2006 are not necessarily indicative of the results that may be expected for the year ending September 24, 2006.
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
Note 2 — Recent Accounting Pronouncements
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective at the end of the Company’s fiscal year ending September 24, 2006. The Company has evaluated the impact of FIN 47 and has determined that its implementation will not have a material effect on the Company’s consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 requires that a tax position meet a “more-likely-than-not” recognition threshold for the benefit of an uncertain tax position to be recognized in the financial statements, based on the technical merits of the position. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 on the Company’s consolidated financial statements.
Note 3 — Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 25, 2006
Note 4 — Restricted Cash
     Restricted cash represents cash that has been contractually set aside as collateral for certain workers’ compensation and general liability self-insurance reserves. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents. During the third quarter of 2006, the amount of restricted cash needed as collateral for certain workers’ compensation and general liability self-insurance reserves was reduced by $4.9 million. In addition, $2.0 million, which in the previous quarters of fiscal 2006 was held in an escrow account for land purchases, was released.
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
     Net periodic pension cost included the following components:

	13 Weeks Ended		39 Weeks Ended
	June 26,	June 25,	June 26,	June 25,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Service cost — benefits earned during the period	$603	$715	$1,810	$2,147
Interest cost on projected benefit obligation	695	738	2,086	2,215
Actual return on assets	(388)	(425)	(1,167)	(1,275)
Recognized gains or losses	192	262	576	785
Prior service cost recognized	(1)	(1)	(2)	(2)

Net periodic pension cost	$1,101	$1,289	$3,303	$3,870

Assumptions used for accounting were:
Discount rate	6.00%	5.50%	6.00%	5.50%
Rate of increase in compensation levels	4.00%	3.00%	4.00%	3.00%
Expected long-term rate of return on assets	5.00%	5.00%	5.00%	5.00%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 25, 2006
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
Note 7 — Stock Redemption
     On January 30, 2006, the Company redeemed and retired 1,406 shares of its Class A Common Stock for $18,750,000. The redemption was for shares held by the Moseley Family Revocable Trust (the “Moseley Trust”). As of June 25, 2006, based upon the Company’s consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ indenture, the Company, after taking into consideration the January 30, 2006 payment to the Moseley Trust, had the ability and right to pay a restricted payment of up to $30.4 million.
     Subsequent to the end of the third quarter, as a result of a $5.0 million dividend declared on July 24, 2006 and paid on July 25, 2006 to La Cadena Investments, the sole shareholder of the Company, the Company’s ability to pay a restricted payment was reduced to $25.4 million.
Note 8 — Phantom Stock Plan
     During the second quarter of fiscal 2006, 85,000 additional units were awarded. Vesting and appreciation of the units awarded, as well as the vesting and appreciation of previously awarded units, are included in selling, general and administrative expenses.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 25, 2006
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
     The NAFB site will be used to relocate and consolidate Markets’ corporate office and all distribution facilities to a single integrated facility from the 13 distribution buildings at 7 different locations in 4 cities currently in use. This site is located within eight miles of the main distribution facility in Colton, California so there will be no change in the average distance between the new facility and Markets’ retail supermarkets. The facility will consist of approximately 2.0 million square feet and will include Markets’ corporate office, training facilities, truck maintenance and other support facilities required for consolidation of all of its Southern California office, distribution and maintenance operations. The new distribution facility will increase square footage and storage capacity from an existing 1.7 million square feet with a storage capacity of approximately 4.1 million cubic feet to 2.0 million square feet with a storage capacity of approximately 6.7 million cubic feet and the facility will be designed to allow for future expansion that would provide total square footage of 2.3 million square feet with a storage capacity of approximately 8.4 million cubic feet. The projected increase in cubic foot storage capacity of 63.4% under the initial build-out and the increase of 104.9% with the future expansion will result primarily from the new facilities’ clear height being higher than the Company’s existing facilities. Taking into account the increased construction costs, including labor, raw materials, steel, concrete and asphalt, the projected net cost of the facility is approximately $295 million. Construction of the facility will be in three components: 1 — corporate offices and satellite buildings; 2 — dry goods warehouse; and 3 — perishable warehouse. Acquisition of the project property from IVDA was completed in January of 2006 and rough grading and site work on the project property commenced in February of 2006. Construction of the first component is planned to commence in September of 2006 with completion in September of 2007; construction of the second component is planned to commence in September of 2006 with completion in November of 2007; and construction of the third component is planned to commence in December of 2006 with completion in July of 2008.

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
Self-Insurance Reserves
The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liabilities based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure and laws. While the Company has evaluated these factors into its estimates of ultimate loss, no assurance can be given that future events will not require a change in these estimates. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.5%. The analysis of self-insurance liabilities is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. As of June 25, 2006, if a rate of 4.5% was used to discount the reserves, the reserves for self-insurance would have been $1.0 million higher than the reserves calculated at a 5.5% discount rate. If a rate of 6.5% was used at June 25, 2006 to discount the reserves, the reserves for self-insurance would have been $1.0 million lower than the reserves calculated at a 5.5% discount rate.
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
For third quarter of fiscal 2006, the discount rate used to calculate the net periodic pension cost was 5.5%. If the rate used to discount the net periodic pension cost was 4.5%, net periodic pension cost would have been $693,000 higher than the cost calculated at a 5.5% discount rate. If the rate used to calculate the net periodic pension cost was 6.5%, net periodic pension cost would have been $583,000 lower than the cost calculated at the 5.5% discount rate.
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
RESULTS OF OPERATIONS
The following table sets forth certain income statement components expressed as a percent of sales for the thirteen and thirty-nine weeks ended June 26, 2005 and June 25, 2006.

	Thirteen Weeks		Thirty-nine Weeks
	2005	2006	2005	2006
Sales	100.00%	100.00%	100.00%	100.00%
Gross profit	27.56	25.93	26.44	26.33
Operating expenses
Selling, general and administrative expenses	23.37	21.84	22.79	22.56
Depreciation and amortization	1.20	1.34	1.16	1.27
Operating profit	2.99	2.75	2.49	2.50
Interest income	0.22	0.30	0.18	0.29
Interest expense	(1.73)	(1.66)	(1.71)	(1.69)
Other expenses, net	(0.03)	(0.09)	(0.03)	(0.06)
Income before income taxes	1.45%	1.30%	0.93%	1.04%

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
Sales for the thirteen weeks ended June 25, 2006, the third quarter of fiscal 2006, increased $45.5 million or 5.42% and amounted to $885.9 million compared to $840.4 million for the same period in the prior year. Sales for the thirty-nine weeks ended June 25, 2006 increased $94.2 million or 3.73% and amounted to $2.62 billion compared to $2.52 billion for the same period in the prior year.
For the thirteen weeks ended June 25, 2006, sales for Santee Dairies, Inc. (“Santee”) decreased $2.4 million, which was attributed primarily to reduced selling prices resulting from a reduction in raw milk pricing and to reduced purchases by the Ralphs Grocery Company. Super Rx, Inc. (“Super Rx”) sales added $4.8 million to consolidated sales for the thirteen weeks ended June 25, 2006. Comparison of fiscal third quarter sales is impacted by the timing of the Easter holiday in the current year versus the prior year. In the current year, the Easter holiday fell in the third quarter while the Easter holiday fell in the second quarter of the prior year. The Company estimated that the Easter holiday impacted fiscal 2005 second quarter sales by approximately $7.8 million. After taking into consideration the effect of the timing of the Easter holiday, like store sales increased 2.27% in the third quarter of fiscal 2006 over the same period in the previous fiscal year. While like store sales were positive for the quarter, like store sales were impacted by new store openings. The Company estimates that newly opened stores drew $8.5 million of their sales from existing stores in the thirteen weeks ended June 25, 2006. The Company opened four new stores in Southern California, since the beginning of the third quarter of fiscal 2005, increasing sales for the thirteen weeks ended June 25, 2006 by approximately $22.6 million. The closure of two stores in fiscal 2006 decreased third quarter sales by approximately $5.7 million when compared to the prior year.
Santee sales decreased $6.9 million in the thirty-nine weeks ended June 25, 2006 when compared to the same period in the previous year. The decrease in Santee sales is attributed primarily to reduced selling prices resulting from a reduction in raw milk pricing and to reduced purchases by the Ralphs Grocery Company. Super Rx sales increased consolidated sales for the thirty-nine weeks ended June 25, 2006 by $13.8 million. Like store sales increased 0.97% in fiscal 2006 over fiscal 2005. While like store sales are positive for the current fiscal year, like store sales were impacted by new store openings. The Company estimates that newly opened stores drew $19.0 million of their sales from existing stores in the thirty-nine weeks ended June 25, 2006. The Company opened six new stores in Southern California, since the beginning of fiscal 2005, increasing sales for the thirty-nine weeks ended June 25, 2006 by approximately $74.4 million. The closure of two stores in fiscal 2006 decreased year-to-date sales by approximately $10.7 million when compared to the prior year.
On July 18, 2006, subsequent to the end of the third quarter, the Company closed one store in Temecula, California and opened a new store in the adjacent community of French Valley, California the next morning. As of August 9, 2006, the Company operated 162 stores.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Gross profit for the thirteen weeks ended June 25, 2006, amounted to $229.7 million or 25.93% of sales compared to $231.6 million or 27.56% of sales in the same period of the prior year. Gross profit for the thirty-nine weeks ended June 25, 2006 amounted to $688.9 million or 26.33% of sales compared to $666.8 million or 26.44% of sales. Gross profit for the thirteen weeks ended June 25, 2006, as a percentage of sales, decreased 1.63% compared to the same period in the previous year. The decrease in gross profit, as a percentage of sales, is attributed to increased product costs, which, due to competitive pressures, were not fully passed through to the selling price of goods sold.
Gross profit, as a percentage of sales, for the thirty-nine week period ended June 25, 2006 decreased 0.11% compared to the same period in the previous year. The decrease in gross profit as a percentage of sales is attributed to increased product costs in the third quarter of 2006, which were not fully passed on in product selling prices, partially offset by increases in gross profit in the first two quarters of 2006 from reduced product shrink and reduced holiday promotional pricing.
Operating expenses include selling, general and administrative expenses, and depreciation and amortization. For the thirteen weeks ended June 25, 2006, selling, general and administrative expenses amounted to $193.5 million or 21.84% of sales compared to $196.4 million or 23.37% of sales. For the thirty-nine weeks ended June 25, 2006, selling, general and administrative expenses amounted to $590.2 million or 22.56% of sales compared to $574.9 million or 22.79% of sales for the same period of 2005.
The decrease in selling, general and administrative expenses, as a percentage of sales, for the thirteen week period of the current year compared to the prior year included reduction in workers’ compensation expense of 0.34% of sales, reduction in union bonuses and union insurance of 0.80% of sales and a payment in the third quarter of 2005 of $5.0 million or 0.59%, as a percentage of sales, authorized by the Compensation Committee and the Board of Directors, to the Chairman of the Board, President and Chief Executive Officer of the Company that was not present in the current fiscal year. Workers’ compensation expense was reduced as a result of steps taken by the Company to reduce workers’ accidents and recent reforms in California workers’ compensation laws. Union bonuses were accrued under the UFCW contract over a twelve month period ending in February 2006. No further bonuses are due under the current UFCW contract.
The decrease in selling, general and administrative expenses, as a percentage of sales, for the thirty-nine week period of the current year compared to the prior year included reduction in union insurance of 0.26% of sales, reduction in workers’ compensation of 0.19% of sales and a payment in the third quarter of 2005 of $5.0 million or 0.20%, as a percentage of sales, authorized by the Compensation Committee and the Board of Directors, to the Chairman of the Board, President and Chief Executive Officer of the Company that was not present in the current fiscal year. These savings were partially offset by increases in manager incentive bonuses and union pension, which each increased 0.10% of sales.
The amount of salaries, wages and administrative costs associated with the purchase of the Company’s products included in selling, general and administrative expenses for the third quarters of fiscal 2006 and fiscal 2005 is $243,000 and $267,000, respectively and $721,000 and $852,000 for the thirty-nine weeks ended June 25, 2006 and June 26, 2005, respectively.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Depreciation and amortization expenses amounted to $11.9 million for the thirteen weeks ended June 25, 2006 and $10.1 million for the thirteen weeks ended June 26, 2005. Depreciation and amortization expenses amounted to $33.3 million for the thirty-nine weeks ended June 25, 2006 and $29.2 million for the thirty-nine weeks ended June 26, 2005. The increase in depreciation and amortization expense in fiscal 2006 is primarily due to an increase in fixed assets. Included in cost of goods sold is $2.9 million and $3.0 million of depreciation in the third quarters of fiscal 2006 and fiscal 2005, respectively, and $8.8 million and $9.2 million in the thirty-nine week periods of fiscal 2006 and fiscal 2005, respectively, related to dairy production and warehousing and distribution activities.
Interest expense amounted to $14.7 million for the third quarter of 2006 compared to $14.5 million for the third quarter of 2005. For the fiscal year-to-date of 2006 and 2005, interest expense was $44.3 million and $43.2 million, respectively. The increase in interest expense for both the quarter and year-to-date periods is due primarily to increases in the interest rate on the Company’s Floating Rate Senior Notes due 2010.
Income before income taxes amounted to $11.5 million and $27.2 million for the thirteen and thirty-nine weeks ended June 25, 2006, respectively, and $12.2 million and $23.5 million for the thirteen and thirty-nine weeks ended June 26, 2005, respectively.
The effective tax rate in the third quarter of fiscal 2006 is higher than the previous year due to the reconciliation of 2005 tax returns to the tax provision, which has been recorded in the third quarter of 2006. The effect on both the thirteen and thirty-nine week periods of fiscal 2006 is not material.
Net income amounted to $5.7 million and $15.3 million for the thirteen and thirty-nine weeks ended June 25, 2006, respectively, and $7.3 million and $14.1 million for the thirteen and thirty-nine weeks ended June 26, 2005, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company’s credit agreement, as amended and restated on June 17, 2004, expires in May 2007 and consists of a revolving loan facility for working capital and letters of credit of $75.0 million. As of June 25, 2006, the Company had $54.9 million of outstanding letters of credit and had $20.1 million available under the revolving loan facility. The letter of credit facility is maintained pursuant to the Company’s workers’ compensation and general liability self-insurance requirements and to secure the Company’s commitment for infrastructure improvements at the Company’s new distribution facility currently under construction.
Santee’s revolving line of credit includes a credit line of $5.0 million all of which may be used to secure letters of credit. As of June 25, 2006, Santee had $3.0 million of outstanding letters of credit in support of workers’ compensation liabilities and had $2.0 million available under the revolving loan facility. Santee’s revolving line of credit expires in May 2007.
The Company had no short-term borrowings outstanding as of June 25, 2006 and did not incur short-term borrowings during the current fiscal year.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Tabular Disclosure of Contractual Cash Obligations and Other Commitments
The following tables set forth the Company’s contractual cash obligations and commercial commitments as of June 25, 2006.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due June 2012
Principal	$525,000	$—	$—	$—	$525,000
Interest	255,937	42,656	85,313	85,313	42,655

	780,937	42,656	85,313	85,313	567,655
Floating Rate Senior Notes due June 2010 (1)
Principal	175,000	—	—	175,000	—
Interest	62,707	15,666	31,375	15,666	—

	237,707	15,666	31,375	190,666	—
Capital lease obligations(2)
Principal	8,660	1,136	2,094	2,810	2,620
Interest	5,380	1,281	2,130	1,403	566

	14,040	2,417	4,224	4,213	3,186

Operating leases(2)	259,645	36,083	54,130	36,562	132,870

Total contractual cash obligations	$1,292,329	$96,822	$175,042	$316,754	$703,711

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit(3)	$57,840	$57,840	$—	$—	$—

Total other commercial commitments	$57,840	$57,840	$—	$—	$—

(1)	Interest on the Floating Rate Notes is based on the Three-month LIBOR plus 3.50% and is set quarterly based on the Three-month LIBOR rate for the second London Banking Day preceding each interest period. The floating interest rate at June 25, 2006 was 8.83%.
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
Working capital amounted to $241.4 million at June 25, 2006 and $279.1 million at September 25, 2005, and the Company’s current ratio was 1.94:1, and 2.02:1, respectively. Fluctuations in working capital and current ratios are not unusual in the industry.
Net cash provided by operating activities for the thirty-nine weeks ended June 25, 2006 was $33.0 million compared to $34.7 million provided for the thirty-nine weeks ended June 26, 2005. Significant uses of cash from operating activities in fiscal 2006 included an increase in inventory levels and reductions in other accrued liabilities. The increase in inventory as of June 25, 2006 is due primarily to the inventory levels needed to support the July 4th holiday. Inventory levels are also higher due to an effort on the part of the Company to improve warehouse service levels to the stores. Decreases in other accrued liabilities are related to the timing of interest payments on the Company’s debt obligations and to timing of property and sales tax payments.
Other significant uses of cash included $52.2 million of capital expenditures during fiscal 2006 for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. In addition, $30.8 million was expended on the Company’s new corporate office and distribution facilities, which are being funded by cash allocated from the proceeds from the issuance of the 8.125% Senior Notes and Floating Rate Senior Notes. Management estimates that remaining fiscal 2006 expenditures for the new corporate office and distribution facilities will be $11.3 million, which is expected to be funded from cash on hand.
In January 2006, the Company redeemed and retired 1,406 shares of its Class A Common Stock for $18,750,000. The redemption was for shares held by the Moseley Family Revocable Trust (the “Moseley Trust”). As of June 25, 2006, based upon the Company’s consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ indenture, the Company, after taking into consideration the January 2006 payment to the Moseley Trust, had the ability and right to pay a restricted payment of up to $30.4 million. Subsequent to the end of the third quarter, as a result of a $5.0 million dividend declared on July 24, 2006 and paid on July 25, 2006 to La Cadena, the Company’s ability to pay a restricted payment was reduced to $25.4 million.
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
As of June 25, 2006, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 8.125% Senior Notes due 2012 and its Floating Rate Senior Notes due 2010. As of June 25, 2006, the Company was in compliance with all such covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
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

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT ACCOUNTING PRONOUNCEMENTS
In March, 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective at the end of the Company’s fiscal year ending September 24, 2006. The Company has evaluated the impact of FIN 47 and has determined that its implementation will not have a material effect on the Company’s consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 requires that a tax position meet a “more-likely-than-not” recognition threshold for the benefit of an uncertain tax position to be recognized in the financial statements, based on the technical merits of the position. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 on the Company’s consolidated financial statements.
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
JUNE 25, 2006
PART I — FINANCIAL INFORMATION (contd.)
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company is subject to interest rate risk on its Floating Rate Senior Notes due June 2010. The Company’s interest expense on the Floating Rate Senior Notes due June 2010 will increase as interest rates rise and will decrease as interest rates decline. Interest on the Floating Rate Senior Notes due June 2010 is based upon the Three-month LIBOR plus 3.50%. As of June 25, 2006, the floating interest rate was 8.83%. In addition, the Company is subject to interest rate risk on its fixed interest rate debt obligations. The Company’s fixed rate debt obligations are comprised of the 8.125% Senior Notes due June 2012 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. The Company has not engaged in any interest swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk.
Item 4. CONTROLS AND PROCEDURES
As of the quarter ended June 25, 2006, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. During the quarter ended June 25, 2006, there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken.

STATER BROS. HOLDINGS INC.
JUNE 25, 2006
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
Given the wide assortment of products it offers, the Company competes with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. The Company’s primary competitors include Vons, Albertson’s, Ralphs, and a number of independent supermarket operators. The Company, and its competitors, face increased competitive pressures with the entry in its geographic market area of Wal-Mart’s Supercenter format stores. Wal-Mart currently has eight Supercenters and a number of Wal-Mart discount locations and Sam’s Clubs within the Company’s marketing area selling a variety of grocery products. The Company expects Wal-Mart to open more of their Supercenter format stores in the Company’s market area. In addition, the Company expects Von’s, Albertson’s and Ralphs to continue to apply pricing and other competitive pressures as they expand the number of their stores in the Company’s market area and as they continue to take steps to both maintain and grow their customer counts. The Company believes that its everyday low prices, breadth of product offering, specialty service department and long-term customer relationships will help it withstand the increased competitive environment. The Company monitors competitive activity and Senior Management regularly reviews the Company’s marketing and business strategy and periodically adjusts them to adapt to changes in the Company’s primary trading area.

STATER BROS. HOLDINGS INC.
JUNE 25, 2006
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

Date: August 9, 2006	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006	/s/ Phillip J. Smith
Phillip J. Smith
Executive Vice President and Chief Financial Officer (Principal Financial Officer)