Form 10-K
period 2006-09-24
STATER BROS HOLDINGS INC
filed 2006-12-20
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 24, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from                 to
Commission file number 001-13222
STATER BROS. HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0350671 (IRS Employer Identification No.)

21700 Barton Road Colton, California (Address of principal executive offices)	92324 (Zip Code)
Registrant’s telephone number, including area code (909) 783-5000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑.
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
Number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of December 20, 2006—Class A Common Stock — 36,895 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None

STATER BROS. HOLDINGS INC.
FORM 10-K

PART I
Item 1. Business
General
Stater Bros. Holdings Inc. (“Holdings”), through its wholly-owned subsidiary, Stater Bros. Markets (“Markets”), operates a supermarket chain of 162 stores located throughout Southern California. We provide our customers with high quality grocery, health and general merchandise products at every day low prices while providing the highest level of customer service. All of our stores have expanded selection of produce and full-service meat departments, 149 have service deli departments, 80 have bakery departments, 66 have full-service seafood departments and 21 have pharmacies. We believe our service departments, along with our high level of customer service, creates a shopping experience that develops customer loyalty and distinguishes us from other supermarket chains. Most of the milk products offered in our stores are manufactured by Santee Dairies, Inc. (“Santee”), a wholly-owned subsidiary of Markets. Santee operates under the name Heartland Farms. In addition to providing Markets with its milk products, Santee sells milk and juice products to a variety of third party companies and organizations. The legal entity for our in-store pharmacies is Super Rx, Inc. (“Super Rx”), a wholly-owned subsidiary of Markets.
Holdings was incorporated in Delaware in 1989 and through Markets has operated supermarkets in Southern California since 1936 when the first Stater Bros. Market opened in Yucaipa, California. Our supermarkets consist of approximately 5.5 million total square feet including approximately 3.9 million square feet of selling area. We have constructed most of our supermarkets through Holdings’ wholly-owned subsidiary, Stater Bros. Development (“Development”). Development acts as general contractor for all new store construction and existing store remodels. We have grown our business through construction of new stores and through a strategic acquisition.
We utilize centralized distribution facilities that provide our supermarkets with approximately 79% of the volume of the merchandise we offer for sale. Our distribution facilities encompass approximately 1.6 million square feet and include facilities for grocery, grocery deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products and approximately 185,000 square feet for dairy manufacturing and distribution. We are in the process of constructing new corporate office and distribution facilities at the site of the former Norton Air Force Base located in the city of San Bernardino, California. The new headquarters and distribution facilities will consolidate all of our corporate and distribution functions, other than dairy operations, into one location.
Ownership of the Company
La Cadena Investments (“La Cadena”) is the sole stockholder of Holdings and holds all of the shares of Holdings’ Class A Common Stock. La Cadena is a California General Partnership whose sole partner is The Jack H. Brown Revocable Trust. Mr. Jack H. Brown is the Chairman of the Board, President and Chief Executive Officer of Holdings. Mr. Brown’s Trust is the sole owner of La Cadena and Mr. Brown is the Managing General Partner with the power to vote the shares of Holdings owned by La Cadena on all matters.
Issuance of Debt and Early Extinguishment of Debt
On June 17, 2004, we issued $525.0 million of unregistered 8.125% Senior Notes due June 15, 2012 and $175.0 million of unregistered Floating Rate Senior Notes due June 15, 2010. On October 4, 2004, we exchanged the unregistered 8.125% Senior Notes due June 15, 2012 and unregistered Floating Rate Senior Notes due June 15, 2010 for substantially identical registered 8.125% Senior Notes due June 15, 2012 and registered Floating Rate Senior Notes due June 15, 2010 collectively, (the “Notes”). We incurred $22.9 million of debt issuance cost related to the issuance of the Notes which is being amortized over the term of the respective Notes.
On June 17, 2004, we used part of the proceeds from the issuance of the Notes for the purchase of $397.8 million of the 10.75% Senior Notes due August 2006, the payment of $16.9 million for tender premium and fees on the purchased 10.75% Senior Notes, the early retirement of the $20.0 million 5.0% Subordinated Note due March 2007 and to pay accrued interest on the purchased 10.75% Senior Notes and the retired 5.0% Subordinated Note. On August 16, 2004 we redeemed the remaining outstanding $41.0 million 10.75% Notes and paid a make-whole fee on the redemption of $1.1 million.

Item 1. Business (contd.)
Store Profile and Locations
Our supermarkets have well-established locations and low overhead expenses, including fixed rent payments in most supermarkets. In addition, we believe our existing supermarkets are well maintained and generally require capital expenditures only for customary maintenance. An average supermarket is approximately 33,800 square feet, while newly constructed supermarkets range from approximately 40,000 square feet to 46,000 square feet. Our supermarkets utilize an average of approximately 71% of total square feet as retail selling space. We operate our supermarkets with minimal back-room storage space because of the close proximity of our distribution facility to our store locations. Generally, all of our supermarkets are similarly designed and stocked thereby allowing our customers to find items easily in any of our supermarkets.
Substantially all of our 162 supermarkets are located in neighborhood shopping centers in well-populated residential areas. We endeavor to locate our supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.
Store Expansion and Remodeling
Our market area is in the San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern counties of Southern California. We operated 162 supermarkets as of September 24, 2006. Strategically, we expand our customer base through construction of new stores and by improving, remodeling and expanding existing stores. We intend to continue to expand our existing supermarket operations by enlarging and remodeling existing supermarkets and constructing new supermarkets. We may also make strategic acquisitions of existing supermarkets, if such opportunities arise.
We actively pursue the acquisition of sites for new supermarkets. In an effort to determine sales potential, we carefully research and analyze new supermarket sites for population shifts, zoning changes, traffic patterns, nearby new construction and competitive locations. We work with developers to attain our criteria for potential supermarket sites and to insure adequate parking and a complementary co-tenant mix.
We monitor sales and profitability of our operations on a store-by-store basis and remodel or replace stores in light of their performance and our assessment of their future potential. Approximately 83% of our supermarkets have been either newly constructed or remodeled within the last five years. Minor remodels cost between $100,000 and $500,000 and typically include new fixtures and may include a change in decor. Major remodels cost in excess of $500,000 and typically involve more extensive refurbishment of the store’s interior and may include the addition of one or more specialty service departments such as a hot service delicatessen or a bakery. Expansions entail enlargement of the store building and typically includes breaking through an exterior wall. The primary objective of a remodel or expansion is to improve the attractiveness of the supermarket, increase sales of higher margin product categories and, where feasible, to increase selling area.

Item 1. Business (contd.)
Store Expansion and Remodeling (contd.)
The following table sets forth certain statistical information with respect to our supermarket openings, closings and remodels for the periods indicated.

	Fiscal Year Ended
	Sept. 29,	Sept. 28,	Sept. 26,	Sept. 25,	Sept. 24,
	2002	2003	2004	2005	2006
Number of supermarkets:
Opened	1	1	2	4	3
Closed	—	—	(1)	(1)	(2)
Total at end of year	156	157	158	161	162
Minor remodel	11	20	31	47	34
Major remodel	3	4	5	8	14
Beyond 2006, we plan to open approximately four to six new stores per year, based upon a number of factors, including customer demand, market conditions, profitability, costs of opening, and availability of financing for such new stores. We continually review plans for major and minor remodels, expansions and new construction to take advantage of marketing opportunities. We finance our new store construction primarily from cash provided by operating activities and may include short-term borrowings under our credit facilities. Long-term financing of new stores generally will be obtained through either sale and leaseback transactions or secured long-term financings. However, no assurances can be made as to the availability of such financings.
Corporate Office and Distribution Facilities
Our corporate office and supermarket distribution facilities are located in Colton, California and surrounding cities, and encompass approximately 1.7 million square feet. The facilities include distribution facilities for grocery, grocery deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products. Approximately 79% of the volume of the products offered for sale in our supermarkets are received through our distribution facilities. We anticipate that this percentage will increase when we complete our new distribution facilities. Our dairy manufacturing, distribution and office facilities are located in City of Industry, California and encompass approximately 239,000 square feet.
Our distribution facilities are centrally located and are an average distance of approximately 39 miles from our supermarkets. Most of our supermarkets can be reached without using the most congested portions of the Southern California freeway system.
Our transportation fleet consists of modern well-maintained vehicles. As of September 24, 2006, we operated approximately 188 tractors, 111 of which we owned and 77 of which we leased and we operated 555 trailers, 545 of which we owned and 10 of which we leased.

Item 1. Business (contd.)
Corporate Office and Distribution Facilities (contd.)
We commenced development of our new corporate office and distribution facilities on approximately 160 acres of real property located on the former Norton Air Force Base (“NAFB”) in the City of San Bernardino, California. We entered into an Owner Participation Agreement with the Inland Valley Development Agency, a joint powers agency (“IVDA”), which is the entity responsible for the redevelopment of NAFB, to acquire approximately 144 acres of the project property owned by IVDA which transaction closed on January 6, 2006. Of the 160 acre project site, 16 acres were privately owned. The agreement with IVDA requires us to acquire all of the privately owned property within the project site; to relocate all tenants and other business owners occupying buildings on the project site; to construct and complete the corporate office and distribution facilities and to obtain all City of San Bernardino building permits and entitlements required for construction of the facilities. We have successfully completed acquisition of all of the privately owned parcels within the project site. We also entered into an agreement with Hillwood/San Bernardino LLC (“Hillwood”), the master developer of NAFB, to share costs associated with the infrastructure improvements including water, sewer, streets and utilities, which will be required by the City of San Bernardino for the project. We have secured our commitment with Hillwood for infrastructure improvements by posting a letter of credit in the amount of $8.0 million.
     The NAFB site will be used to relocate and consolidate our corporate office and all distribution facilities, other than Santee, to a single integrated facility from the 13 distribution buildings at 7 different locations in 4 cities currently in use. This site is located within eight miles of our main distribution facility in Colton, California so there will be no appreciable change in the average distance between the new facility and our supermarkets. The facility will consist of approximately 2.1 million square feet and will include our corporate office, training facilities, truck maintenance and other support facilities required for consolidation of all our Southern California office, distribution and maintenance operations. The new distribution facility will increase square footage and storage capacity from an existing 1.6 million square feet with a storage capacity of approximately 4.1 million cubic feet to 1.7 million square feet with a storage capacity of approximately 6.7 million cubic feet and the facility will be designed to allow for future expansion that would provide total square footage of 2.1 million square feet with a storage capacity of approximately 8.0 million cubic feet. The projected increase in cubic foot storage capacity of 61.7% under the initial build-out and the increase of 92.7% with the future expansion will result primarily from the new facilities’ clear height being higher than our existing facilities. Taking into account the increased construction costs, including labor, raw materials, steel, concrete and asphalt, the projected net cost of the facility is approximately $295 million. Construction of the facility will be in three components: 1 — corporate offices and satellite buildings; 2 — dry goods warehouse; and 3 — perishable warehouse. Acquisition of the project property from IVDA was completed in January of 2006 and rough grading and site work on the project property commenced in February of 2006. Construction of the first component commenced in September of 2006 with completion scheduled for September of 2007; construction of the second component commenced in November of 2006 with completion scheduled for January of 2008; and construction of the third component is planned to commence in February of 2007 with completion in July of 2008.
     As part of the Owner Participation Agreement with the IVDA, we will receive certain tax increment revenues attributed to the project. Qualifying redevelopment expenditures in furtherance of the project will be established as a note receivable, which will bear interest at a rate of 5.0% per annum. The note receivable and interest will be paid over time through the tax increment revenue. Qualifying expenditures include such cost as demolition costs, city and other governmental fees, infrastructure costs, utility costs and offsite improvements. As of September 24, 2006, we had spent $12.2 million in qualifying expenditures, which has been classified as a long-term receivable.
Purchasing and Marketing
We use an “Aggressive Everyday Low Price” (“AEDLP”) format supported heavily by radio, TV, newspaper and direct mail advertising programs as an integral part of our purchasing and marketing strategy to provide our customers with the best overall supermarket value in our primary market areas. We supplement our everyday low price structure with chain-wide temporary price reductions (“Stater Savers”) on selected food and non-food merchandise. The geographic location of our supermarkets allows us to reach our target consumers through a variety of media and we aggressively advertise our everyday low prices through local and regional newspapers, direct mail and printed circulars as well as extensive advertisements on radio and television.

Item 1. Business (contd.)
Purchasing and Marketing (contd.)
     A key component of our business strategy is to provide our customers with a variety of quality brand-name merchandise as well as alternative selections of high-quality private label merchandise. To meet the needs of customers, our supermarkets are stocked with approximately 40,000 items. We place particular emphasis on the freshness and quality of our meat and produce merchandise and maintain high standards for these perishables by distributing the merchandise through our perishable distribution facilities.
Retail Operations
Our supermarkets are well maintained, have sufficient off-street parking and open between 6:00 a.m. and 7:00 a.m. and close between 10:00 p.m. and 12:00 a.m., seven days a week. We are closed on Christmas Day and have limited hours on Thanksgiving Day. Because we operate our supermarkets under similar formats, we believe we are able to achieve certain operating economies.
     Store Management. Each of our supermarkets is managed by a store manager and an assistant manager, each of whom receives a base salary and may receive a bonus based on the individual supermarket’s overall performance and meeting established criteria. The store manager and assistant manager are supported by their store management staff who have the training and skills necessary to provide proper customer service, operate the store and manage personnel in each department. Departmental managers are hourly employees and may receive quarterly bonuses based on meeting established criteria. Each of our stores has individual department managers for grocery, meat, produce, and where applicable, bakeries, hot service delicatessens and seafood. Store managers report to one of nine district managers, each of whom is responsible for an average of 18 supermarkets. District managers report to one of three Regional Vice Presidents.
     Customer Service. We consider customer service and customer confidence to be critical to the success of our business strategy. Our strategy, to provide courteous and efficient customer service, is a focus of our Senior Management team and is implemented by employees at all levels. Each store is staffed with a Customer Service Manager who coordinates all customer service issues in the store. We maintain an intensive checker training school to train prospective checkers and to provide a refresher program for existing checkers. All of our supermarkets have express checkout lanes and offer carry-out service.
Santee Dairies, Inc.
In accordance with a fiscal 2004 settlement agreement (the “Settlement Agreement”) reached between Markets, Hughes Markets, Inc. (“Hughes”), Quality Food Centers, Inc., Ralphs Grocery Company (“Ralphs”), Fred Meyer, Inc., and the Kroger Co., Hughes relinquished to Markets its ownership in Santee, giving Markets 100% ownership of Santee. Santee had been jointly owned by Hughes and Markets since 1986. Prior to the Settlement Agreement, we accounted for our investment in Santee using the equity method of accounting. We have included Santee in our consolidated financial statements since February 6, 2004, the effective date of the Settlement Agreement.
Santee operates one of the largest dairy plants, based on fluid production, in California and provides fluid milk products to Markets and other customers in Southern California. Santee processes, packages and distributes whole, low-fat and non-fat milk, as well as orange juice, fruit drinks and certain other cultured milk products under the Knudsen®, Foremost® and certain other brand names, as well as store brand names. Santee is the exclusive licensee of the Knudsen® trademark from Kraft Foods, Inc. for fluid milk, juices and certain other cultured milk products in the Southern California market. In addition, Santee is the exclusive licensee of the Foremost® trademark for fluid milk in Southern California from Foremost Farms USA. Santee holds the exclusive national license for Arnold Palmer Tee®, a beverage blend of iced tea and lemonade, from Innovative Flavors, LLC. Santee also controls the manufacture and distribution within 17 western states through an exclusive sub-license arrangement of the Sunkist® brand orange juice and lemonade products. In fiscal 2006, Santee processed approximately 68.2 million gallons of fluid products, including 52.9 million gallons of fluid milk. During this time period, Markets purchased 36.2 million gallons of fluid products from Santee. Santee’s total revenue in fiscal 2006, excluding sales to Markets, was $97.5 million. Ralphs has agreed to purchase fluid milk and certain other products from Santee in declining volumes through July 31, 2007. Santee also sells to unaffiliated supermarkets, independent food distributors, military bases and foodservice providers in Southern California.
The dairy’s fluid production capacity is approximately 250,000 to 350,000 gallons per day, with the ability to expand capacity to approximately 400,000 gallons per day.

Item 1. Business (contd.)
Employees
We have approximately 17,800 employees, approximately 1,000 of whom are management and administrative employees and approximately 16,800 of whom are hourly union employees. Substantially all of our hourly employees are members of either the United Food and Commercial Workers (“UFCW”) or International Brotherhood of Teamsters (“Teamsters”) labor unions and are represented by several different collective bargaining agreements.
The UFCW’s collective bargaining agreements were renewed in February 2004 and expire in March 2007. Markets’ Teamsters’ collective bargaining agreement was renewed in September 2005 and expires in September 2010. Santee’s collective bargaining agreement with the Teamsters was renewed in March 2004 and expires in March 2007.
We value our employees and believe our relationship with them is good and that employee loyalty and enthusiasm are key elements of our operating performance.
Southern California Labor Dispute
A major labor dispute involving three of our principal competitors lasted from October 11, 2003 through February 29, 2004. On October 11, 2003, the UFCW, declared a strike against Safeway, Inc. (“Vons”); in turn, Albertson’s, Inc. (“Albertson’s”) and Ralphs locked out all of their UFCW employees (the “labor dispute”). The UFCW did not strike against us as a result of an agreement that we would accept the same contract terms that the UFCW negotiated with Vons, Albertson’s and Ralphs.
On February 29, 2004, members of the UFCW in Southern California ratified new collective bargaining agreements and ended their strike. Under the new collective bargaining agreements, we made special contributions in fiscal 2004 to the UFCW’s health and welfare fund and made strike ratification bonus payments to our employees.
The labor dispute had a materially positive effect on our results of operations for fiscal 2004. The impact of the labor dispute on our operations was unprecedented and is not expected to be repeated in the future.
Competition
We operate in a highly competitive industry characterized by narrow profit margins. Competitive factors include price, quality and variety of products, customer service, and store location and condition. We believe our competitive strengths include our service departments, everyday low prices, breadth of product selection, high product quality, one-stop shopping convenience, attention to customer service, convenient store locations, a long history of community involvement and established long-term customer base in the Inland Empire (consisting of San Bernardino and Riverside counties) and the counties of Kern, Orange, San Diego and Los Angeles.
Given the wide assortment of products we offer, we compete with various types of retailers, including local, regional and national supermarket chains, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. Our primary competitors include Vons, Albertson’s, Ralphs, and a number of independent supermarket operators. We also face competitive pressures with the entry in the geographic market area of Wal-Mart’s Supercenter format stores. Wal-Mart currently has eight Supercenters and a number of Wal-Mart discount locations and Sam’s Clubs within our marketing area, which sell a variety of grocery products. We believe that our everyday low prices, breadth of product offering, which includes approximately 40,000 items offered for sale in our stores, service departments and long-term customer relationships will assist and complement our ability to compete in this increased competitive environment.

Item 1. Business (contd.)
Government Regulation
We are subject to regulation by a variety of governmental authorities, including federal, state and local agencies that regulate trade practices, building standards, labor, health, safety and environmental matters. We are also subject to agencies that regulate the distribution and sale of alcoholic beverages, pharmaceuticals, tobacco products, milk and other agricultural products and other food items.
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
Environmental
We incurred approximately $1.3 million in environmental remediation costs over the past five years. Remediation costs were approximately $324,000 in 2002, $395,000 in 2003, $260,000 in 2004, $249,000 in 2005 and $36,000 in 2006. We believe that any such future remediation costs will not have a material adverse effect on our financial condition or our results of operations.
Item 1A. Risk Factors
Our performance is affected by inflation. In recent years the impact of inflation on our operations has been moderate. As inflation has increased expenses, we have recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time. However, the economic and competitive environment in Southern California continues to challenge us to become more cost efficient as our ability to recover increases in expenses through price increases is diminished. Our future results of operations will depend upon our ability to adapt to the current economic environment as well as the current competitive conditions.
We conduct our business primarily in one industry segment, the operation of retail food supermarkets, which offer for sale to the public most merchandise typically found in supermarkets. The supermarket industry is a highly competitive industry, which is characterized by low profit margins. Competitive factors typically include the price, quality and variety of products, customer service, and store location and condition. We believe that our competitive strengths include our service departments, everyday low prices, breadth of product selection, high product quality, one-stop shopping convenience, attention to customer service, convenient store locations, a long history of community involvement and established long-term customer base in the Inland Empire (consisting of San Bernardino and Riverside counties) and in the counties of Kern, Orange, San Diego and Los Angeles.
Given the wide assortment of products we offer, we compete with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. Our primary competitors include Vons, Albertson’s, Ralphs, and a number of independent supermarket operators. We also face competitive pressures with the entry in our geographic market area of Wal-Mart’s Supercenter format stores. Wal-Mart currently has eight Supercenters and a number of Wal-Mart discount locations and Sam’s Clubs within our marketing area selling a variety of grocery products. We expect Wal-Mart to open more of their Supercenter format stores in our market area. In addition, we expect Von’s, Albertson’s and Ralphs to continue to apply pricing and other competitive pressures as they expand the number of their stores in our market area and as they continue to take steps to both maintain and grow their customer counts. We believe it is our everyday low prices, breadth of product offering, which includes approximately 40,000 items offered for sale in our stores, service departments and long-term customer relationships will assist and complement our ability to compete in this increased competitive environment. We monitor competitive activity and regularly review our marketing and business strategy and periodically adjust them to adapt to changes in our primary trading area.
Item 1B. Unresolved Staff Comments
     None

Item 2. Properties
We lease our distribution facilities located in Colton, California and surrounding cities and we own our dairy facilities located in the City of Industry, California. The following schedule presents our distribution and manufacturing facilities by product classification and the size of each facility as of September 24, 2006.

Square
Facility	Feet
Grocery	960,000
Health and beauty care and general merchandise	188,000
Frozen	146,000
Dairy manufacturing	118,000
Produce, meat and meat deli	118,000
Grocery deli	116,000
Dairy cold storage	67,000
Bakery	40,000
Support and administrative offices	146,000

Total	1,899,000

As of September 24, 2006, we owned 46 of our supermarkets and leased the remaining 116 supermarkets. We believe our supermarkets are well maintained and adequately meet the expectations of our customers. We operate 162 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. The following schedule reflects our store count by size and county, and the number of stores that are either leased or owned by us as of September 24, 2006.

	No. of Stores			Total Square Feet
				Under	25,000-	30,000-	35,000-	Over
County	Total	Owned	Leased	25,000	29,999	34,999	40,000	40,000
San Bernardino	51	11	40	5	16	6	14	10
Riverside	43	11	32	9	13	4	5	12
Orange	30	11	19	4	13	1	4	8
Los Angeles	26	8	18	4	7	1	3	11
San Diego	10	5	5	—	1	—	2	7
Kern	2	—	2	—	—	1	1	—

Total	162	46	116	22	50	13	29	48

The total size of our supermarkets is approximately 5.5 million square feet, of which 3.9 million square feet is selling area.

Item 3. Legal Proceedings
In the ordinary course of business, we are party to various legal actions which we believe are incidental to the operation of our business and the business of our subsidiaries. We record an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. We believe that the outcome of such legal proceedings to which we are currently a party will not have a material adverse effect upon our results of operations or our consolidated financial condition.
In May of 2005, a California based company known as Whyrunout.com made a claim against Markets for alleged breach of an agreement for grocery home delivery services alleging in excess of $10 million in damages. On September 12, 2006, Markets entered into a Settlement Agreement and Mutual Release (the “Settlement and Release Agreement”) with Whyrunout.com, Inc. The Settlement and Release Agreement resolved all disputes between Markets and Whyrunout.com, Inc., under a Second Exclusive Delivery Service Agreement (the “Delivery Agreement”), without either party admitting liability. Under the Settlement and Release Agreement, Markets agreed to make a one time payment to Whyrunout.com, Inc. of $3,650,000, which was paid on September 21, 2006, the Delivery Agreement was terminated and each party released the other from any and all current and future claims.
In April 2006, the landlord under a Ground Lease for a supermarket location filed an Unlawful Detainer Action alleging that Markets failed to timely exercise its option to extend the term of the Ground Lease. In addition to the Ground Lease, there is a Sub-Ground Lease which requires the landlord under the Ground Lease to attorn to the Sub-Ground Lease which would preserve Markets’ rights under the Ground Lease except for an alleged increase in rent. The amount of additional rent cannot be reasonably determined at this time. Markets intends to vigorously defend its rights and believes that any liability for additional rent will not be material to the consolidated statements of operation and financial position.
Item 4. Submission of Matters to a Vote of Security Holders
None
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities
     (a) Market Information
There is no established public trading market for Holdings’ common equity.
     (b) Holders

	Authorized	Outstanding
Common Stock	100,000	0
Class A Common Stock	100,000	36,895
La Cadena holds 36,895 shares, or 100% of Holdings’ Class A Common Stock.
     (c) Dividends
Markets’ credit facility, as amended and restated on June 17, 2004, limits our ability to pay dividends. We may declare and pay dividends after June 27, 2004, but the aggregate amount of the dividend may not exceed, as of any date of determination, an amount equal to the sum of $25.0 million plus 50% of our consolidated net income for the period then ending following June 27, 2004. The Credit Facility specifically allowed for the payment to La Cadena of a dividend in an amount not to exceed $45.0 million concurrent with the issuance of the 8.125% Senior Notes Due 2012 and the Floating Rate Senior Notes due 2010. As of September 24, 2006, we had the ability, under the Credit Facility, to make restricted payments, including dividends of $30.8 million.
Dividends of $5.0 million were paid in fiscal 2006. No dividends were paid in fiscal 2005. Dividends of $45.0 million were paid in fiscal 2004.

Item 6. Selected Financial Data
The following table sets forth historical financial data derived from the audited consolidated financial statements of Holdings as of and for the fiscal years ended September 29, 2002, September 28, 2003, September 26, 2004, September 25, 2005 and September 24, 2006. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Audited Consolidated Financial Statements of Holdings and related notes thereto contained elsewhere herein. The information included in “Other Operating and Financial Data” and “Store Data” is unaudited.

	Fiscal Year Ended
	Sept. 29,	Sept. 28,	Sept. 26,	Sept. 25,	Sept. 24,
	2002	2003	2004	2005	2006
	(In thousands, except per share and store data amounts)

Statement of Earnings Data:
Sales	$2,666,346	$2,753,774	$3,704,882	$3,372,243	$3,507,881
Cost of goods sold	1,957,526	1,999,361	2,652,812	2,468,135	2,577,522

Gross profit	708,820	754,413	1,052,070	904,108	930,359
Selling, general and administrative expenses	615,317	659,547	820,329	772,885	790,756
Depreciation and amortization	25,052	27,660	33,284	39,575	46,642

Total operating expenses	640,369	687,207	853,613	812,460	837,398

Operating profit	68,451	67,206	198,457	91,648	92,961
Interest and other income (expense)	142	(44)	855	5,402	8,288
Interest expense	(52,814)	(53,254)	(53,951)	(57,142)	(57,238)
Interest expense related to debt purchase	—	—	(35,647)	—	—
Equity in income from unconsolidatd affiliate	2,914	1,330	929	—	—

Income before income taxes	18,693	15,238	110,643	39,908	44,011
Income taxes	7,252	5,471	39,202	13,662	17,945

Net income	$11,441	$9,767	$71,441	$26,246	$26,066

Earnings per common share	$272.63	$255.01	$1,865.25	$685.26	$697.21

(footnotes on following page)

Item 6. Selected Financial Data (contd.)

	Fiscal Year Ended
	Sept. 29,	Sept. 28,	Sept. 26,	Sept. 25,	Sept. 24,
	2002	2003	2004	2005	2006
	(In thousands, except per share and store data amounts)

Balance Sheet Data (end of fiscal year):
Working capital	$119,643	$124,517	$319,855	$277,154	$233,280
Total assets	630,921	663,836	1,014,121	1,055,369	1,058,092
Long-term notes	458,750	458,750	700,000	700,000	700,000
Long-term capitalized lease obligations	10,981	9,926	9,470	8,292	7,294
Other long-term liabilities	43,533	53,014	83,112	83,799	80,316
Common stockholder’s deficit	(75,849)	(66,082)	(39,641)	(13,395)	(11,079)
Dividends paid per share, Class A common stock	$117.49	$—	$1,174.90	$—	$135.52

Cash Flow Data:
Cash provided by operating activities	51,168	82,950	150,516	83,565	89,130
Cash provided by (used in) financing activities	(31,218)	(1,116)	102,090	(1,235)	(24,884)
Cash used in investing activities	(40,543)	(51,725)	(61,811)	(120,880)	(129,098)

Other Operating and Financial Data:
Sales increases (decreases):
Total sales	3.6%	3.3%	34.5%	(9.0)%	4.0%
Like stores sales(1)	5.3%	2.8%	30.3%	(12.1)%	1.5%
Operating profit	$68,451	$67,206	$198,457	$91,648	$92,961
Ratio of earnings to fixed charges(2)	1.24x	1.21x	1.97x	1.47x	1.47x
Gross profit as a percentage of sales	26.58%	27.40%	28.40%	26.81%	26.52%
Selling, general and administrative expenses as a percentage of sales	23.08%	23.96%	22.14%	22.92%	22.54%

Store Data(3):
Number of stores (at end of fiscal year)	156	157	158	161	162
Average sales per store (000’s)	$17,092	$17,619	$23,014	$20,404	$20,937
Average store size:
Total square feet	33,083	33,111	33,206	33,474	33,778
Selling square feet	23,675	23,693	23,746	23,872	24,028
Total square feet (at end of fiscal year) (000’s)	5,161	5,205	5,267	5,415	5,491
Total selling square feet (at end of fiscal year) (000’s)	3,693	3,724	3,764	3,860	3,904
Sales per average square foot	$517	$532	$693	$610	$620
Sales per average selling square foot	$722	$744	$969	$855	$871

(1)	We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year, we only use the current year’s weekly sales that correspond to the weeks the stores were open in the previous year. For replacement store sales, we include sales for the entire year in the like store sales calculation. For stores that were closed during the year, we only include prior year sales that correspond to the week the stores were opened in the current year.
(footnotes continued on following page)

Item 6. Selected Financial Data (contd.)

(2)	For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and amortization of previously capitalized interest. Fixed charges consist of interest expense whether expensed or capitalized, amortization of debt issuance costs, and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case. Included in earnings and fixed charges for fiscal years 2002 and 2003 is our 50% share of Santee. For fiscal 2004, included in earnings and fixed charges is our 50% share of fixed charges and earnings of Santee through February 6, 2004. Santee has been consolidated into our consolidated results since that date.

(3)	Average sales per store, sales per total square feet and sales per selling square feet are calculated by prorating the number of stores, total square feet and selling square feet by the period of time the store was opened, for new stores, or the period of time the expanded square footage was in service, for expanded stores.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations are based upon our audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires the use of estimates and judgments on the part of management. We base our estimates on our historical experience combined with our understanding of current facts and circumstances. We believe that the following critical accounting policies are the most important to our financial statement presentation and require the most difficult, subjective and complex judgments on the part of management.
Self-Insurance Reserves
We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by us are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. Recent legislative actions within California and efforts we have made within our stores to reduce claims have somewhat limited the severity of workers’ compensation claims. However, no assurances can be given that future legislative events, medical expenses and other loss factors will not require a change in our estimates. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.5% for fiscal years 2004, 2005 and 2006. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. For fiscal 2006, if a rate of 4.5% was used to discount the reserves, the reserves for self insurance would have been $1.2 million higher than the reserves calculated at a 5.5% discount rate. If a rate of 6.5% was used in fiscal 2006 to discount the reserves, the reserves for self insurance would have been $1.1 million lower than the reserves calculated at a 5.5% discount rate.
Employee Benefit Plans
The determination of our obligation and expense for pension benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions are disclosed in Note 10 — Retirement Plans in the accompanying notes to the Consolidated Financial Statements contained herein and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in the assumptions may materially affect our pension obligations and expense for pension benefits.
For fiscal 2006, the discount rate used to calculate the net periodic pension cost was 5.5%. If the rate used to discount the net periodic pension cost was 4.5%, net periodic pension cost would have been $892,000 higher than the cost calculated at a 5.5% discount rate. If the rate used to calculate the net periodic pension cost was 6.5%, net periodic pension cost would have been $746,000 lower than the cost calculated at the 5.5% discount rate.
We also participate in various multi-employer defined contribution retirement plans for all of our employees represented by labor unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements, generally based on the number of hours worked. Pension expenses for these plans are recognized as contributions are funded. While we expect contributions to these plans to continue to increase. The amount of increase or decrease will depend upon the outcome of collective bargaining, actions taken by trustees and the actual return on assets held in these plans. For these reasons, it is not practicable for us to determine the amount by which multi-employer pension contributions will increase or decrease.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Critical Accounting Policies (contd.)
Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such events occur, we compare the carrying amount of the asset to the net undiscounted cash flows expected to result from the use and eventual disposition of the asset. These cash flows are based on our best estimate of future cash flow. If this comparison indicates that there is an impairment, we record an impairment loss for the excess of net book value over the fair value of the impaired asset. We estimate the fair value based on the best information available, including prices for similar assets and the results of other valuation techniques. We adjust the value of owned property and equipment associated with closed stores to reflect recoverable values based on our prior history of disposing of similar assets and current economic conditions.
Factors such as changes in economic conditions and changes in operating performance significantly affect our judgments and estimates related to the expected useful lives and cash flows of long-lived assets. Adverse changes in these factors could cause us to recognize a material impairment charge.
Income Taxes
We recognize deferred income tax assets and liabilities by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period that includes the enactment date. Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other state and local taxing authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.
Goodwill
We review goodwill for impairment annually on a reporting unit level or more frequently if impairment indicators arise. Our Retail reporting unit is the only reporting unit that has goodwill. We determine fair value of the reporting unit by utilizing a discounted projected cash flows compared to our carrying value of the reporting unit for purposes of identifying impairment. Our evaluation of goodwill impairment requires extensive use of accounting judgment and financial estimates. Use of alternative assumptions such as projected sales and margins and anticipated future cash flows could provide significantly different results. The fair value of estimates could change in the future depending on internal and external factors including control of labor costs, actions of competitors and the effect of future collective bargaining agreements.
Store Closing Costs
We provide liabilities related to store closures for the present value of the estimated remaining noncancellable lease payments and related ancillary costs after the closing date, net of estimated subtenant income. We estimate the net lease liabilities using a risk free discount rate to calculate the present value of the remaining net rent payments on closed stores. The closed store lease liabilities are usually paid over the lease terms.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Critical Accounting Policies (contd.)
Advertising Allowances
We receive co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. We perform an analysis of the amount of co-operative advertising allowances received from our vendors compared to the cost of running the corresponding advertisement. Any amount of co-operative funds received in excess of the cost of advertising is recorded as a reduction in cost of goods sold. Determining the amount of advertising cost that corresponds to the co-operative advertising allowances received requires judgment on the part of management.
A significant portion of our advertising expenditures is in the form of twice weekly print advertisements. We distribute our print ads through inserts in local newspapers, in direct mailers and as handouts distributed in our stores. On a monthly basis, we estimate the costs of advertisements related to co-operative advertising allowances by dividing the direct out-of-pocket costs for printing and distributing our print ads by the product of total number of print ad pages run during the month and the number of individual ads in a typical twice weekly advertisement. We deem the dollar amount determined to be the fair value of our advertising costs. We then compare the fair value of our advertising costs to the amount of co-operative advertising we received during the month and we reduce cost of goods sold by the amount of any allowance received in excess of the fair value of our advertising costs.
Significant Accounting Policies
In addition to the critical accounting policies disclosed above, there are certain accounting policies that we have adopted that may differ from policies of other companies within the supermarket industry. Such differences in the treatment of these policies may be important to the readers of our Form 10-K and our Consolidated Financial Statements contained herein. For further information regarding our accounting policies, refer to Note 1 — The Company and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Ownership of the Company
La Cadena is the sole stockholder of Holdings and holds all of the shares of Holdings’ Class A Common Stock. La Cadena is a California General Partnership whose sole partner is The Jack H. Brown Revocable Trust. Mr. Jack H. Brown is the Chairman of the Board, President and Chief Executive Officer of Holdings. Mr. Brown’s Trust is the sole owner of La Cadena and Mr. Brown is the Managing General Partner with the power to vote the shares of Holdings owned by La Cadena on all matters.
Executive Overview
Stater Bros. is the largest privately owned supermarket chain in Southern California. Our revenues are generated primarily from retail sales through our supermarkets. Our supermarkets’ success is a result of our market strategy of offering everyday low prices while providing our customer with friendly and outstanding customer service on each of their visits to our stores.
During fiscal 2006, we opened three new supermarkets and completed 14 major remodels. We continually evaluate our stores for profitability, strategic positioning, impact of competition and sales growth potential and make store opening, store remodel and store closure decisions based on such evaluations. In fiscal 2006, we closed two stores; one as a result of underperformance and one as a result of opening a new store in an adjacent community.
During fiscal 2006, our sales grew 4.0% over the prior year. Our sales growth was the result of our new store openings, increases in like store sales and having pharmacy sales for the entire fiscal 2006 period. In August of 2005, we acquired sixteen pharmacies from a third party who operated the pharmacies within our supermarkets.
Our consolidated gross profit margin, as a percentage of sales, decreased slightly from the previous year and was primarily the result of continued competitive pricing pressures. While competitive pricing pressures were somewhat relieved in the last quarter of the year, our marketing area of Southern California continues to be highly competitive and in flux. We anticipate increased competition from Supercenter format stores as Wal-Mart takes steps to continue to open Supercenter format stores in our marketing areas. Additionally, the ultimate impact of Supervalu’s recent acquisition of Albertson stores in Southern California remains unknown and competition from the other two major national chain as well as ethnic markets will continue to be high.
We have completed the land acquisition, demolition of existing buildings and land preparation work on our new corporate office and distribution facilities at the former Norton Air Force base in San Bernardino, California and construction has begun on the corporate office, dry grocery warehouse and ancillary buildings. During fiscal 2007, we anticipate the completion of the corporate office and ancillary buildings, with the dry grocery building being completed in the first half of fiscal 2008 and the perishable building being completed by the end of fiscal 2008. Once completed, the new corporate office and distribution facilities will allow us to become more efficient as we will be able to ship from one location rather than our current seven locations.
For fiscal 2007, we anticipate that our sales will grow as we plan to open four new supermarkets during fiscal 2007 and as we continue to focus on expansion of sales in our existing supermarkets. Our future growth strategy is to continue to construct supermarkets in core market areas and expand or remodel existing supermarkets based upon our review of marketing trends.
Markets’ collective bargaining agreement with the UFCW expires in March of 2007. Also, Santee’s collective bargaining agreement with the Teamsters expires in March of 2007. We have had preliminary discussions with the UFCW and Teamsters and anticipate negotiating collective bargaining agreements that are mutually acceptable by all parties. At this time we do not know what form these agreements may take, nor the financial impact they may have on our future operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Results of Operations

	Fiscal Year Ended			Change
	Sept. 26,	Sept. 25,	Sept. 24,	2005 to		2006 to
	2004	2005	2006	2004		2005
				Dollar	%	Dollar	%
Sales	$3,704,882	$3,372,243	$3,507,881	$(332,639)	(8.98)%	$135,638	4.02%

Gross Profit	$1,052,070	$904,108	$930,359	$(147,962)	(14.06)%	$26,251	2.90%
as a % of sales	28.40%	26.81%	26.52%
Sales
The sales increase in fiscal 2006 over fiscal 2005 is the result of the opening of new stores during the fiscal year, an increase in like store sales and the contribution from pharmacy sales partially offset by declines in sales for Santee. We opened three pharmacies in fiscal 2005, we acquired sixteen pharmacies in August of 2005 and we opened an additional three pharmacies and closed one pharmacy in fiscal 2006.
From October 2003 to February 2004, the Southern California marketplace experienced a labor dispute involving three of our principal competitors. The UFCW did not strike us as prior to the labor dispute we had agreed with the UFCW to accept the same contract terms that the UFCW negotiated with our competitors. Meanwhile, the labor dispute significantly affected sales at our three major competitors. As a result, the labor dispute had a materially positive effect on our sales and results of operations in fiscal 2004. The decrease in sales in fiscal 2005 compared to fiscal 2004 is attributed to the normalizing of the marketplace subsequent to the labor dispute as many of the customers who shopped at our supermarkets during the labor dispute returned to the stores they shopped at prior to the labor dispute.
Like Store Sales
We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year periods, we only include the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year. For stores that have been closed, we only include the prior year’s weekly sales that correspond to the weeks the stores were opened in the current year.
Like store sales increased $47.3 million or 1.46% in fiscal 2006, compared to a decrease of $436.1 million or 12.05% in fiscal 2005. In fiscal 2006, sales for Santee decreased $10.1 million, which was attributed to reduced selling prices resulting from a reduction in raw milk pricing and to reduced purchases by the Ralphs Grocery Company. Pharmacy sales increased $16.6 million in fiscal 2006. We opened three new stores in fiscal 2006. These newly opened stores added approximately $99.3 million of sales in fiscal 2006. While like store sales were positive for fiscal 2006, like store sales were impacted by new store openings. We estimate that newly opened stores drew $32.0 million of their sales from existing stores. Sales were also impacted by the closure of two stores in fiscal 2006, which decreased sales by approximately $17.5 million when compared to the prior year.
We opened four new stores in fiscal 2005. These newly opened stores added approximately $69.5 million of sales in fiscal 2005. Santee’s sales contribution for fiscal 2005 increased $32.1 million as Santee, which became a wholly-owned subsidiary of Markets as of February 6, 2004, was consolidated for the entire fiscal 2005 compared to thirty-three weeks for fiscal 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Results of Operations (contd.)
Gross Profit
The decrease in gross profit margin, as a percentage of sales in fiscal 2006 over fiscal 2005 is attributed primarily to increased product costs that, due to competitive pressures, we were not able to fully pass through to the selling price of our products.
The decrease in gross profit margin, as a percentage of sales, in fiscal 2005 over fiscal 2004 is attributed to several factors. Warehousing and transportation costs were 3.51% of sales in fiscal 2005 compared to 3.29% of sales in fiscal 2004. In fiscal 2004, we were able to leverage certain fixed distribution costs over the larger sales volume experienced during the labor dispute. During the labor dispute, we experienced higher inventory turns in perishable departments, which reduced shrink. Also, for the first two quarters of fiscal 2005, we experienced significant pricing pressures as our major competitors sought to win back customers lost during the labor dispute. In the third and fourth quarters of 2005, we experienced a reduction in competitive pricing pressures.
Operating Expenses and Income

	Fiscal Year Ended			Change
	Sept. 26,	Sept. 25,	Sept. 24,	2005 to		2006 to
	2004	2005	2006	2004		2005
				Dollar	%	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$820,329	$772,885	$790,756	$(47,444)	(5.78)%	$17,871	2.31%
as a % of sales	22.14%	22.92%	22.54%

Depreciation and amortization	$33,284	$39,575	$46,642	$6,291	18.90%	$7,067	17.86%
as a % of sales	0.90%	1.17%	1.33%

Operating profit	$198,457	$91,648	$92,961	$(106,809)	(53.82)%	$1,313	1.43%
as a % of sales	5.36%	2.72%	2.65%
Selling, General and Administrative Expenses
The decrease, as a percentage of sales, in selling, general and administrative expenses in fiscal 2006 compared to fiscal 2005 is due to a reduction in workers’ compensation costs and union insurance costs which were partially offset by a litigation settlement and increased advertising costs. In September 2006, we made a payment of approximately $3.7 million to settle legal claims in connection with Whyrunout.com. Additional information regarding the settlement can be found in this document under Item 3. Legal Proceedings.
The increase, as a percentage of sales, in selling, general and administrative expenses in fiscal 2005 compared to fiscal 2004 is due to several factors. In fiscal 2004, we had a $22.4 million gain, or 0.60% of sales, from the Settlement Agreement with Ralphs that was not present in fiscal 2005. Payroll related expenses decreased 0.41%, as a percentage of sales, primarily due to $34.0 million for special payments in fiscal 2004 related to the labor dispute and contract ratification. Offsetting these decreases in selling, general and administrative costs was an increase of 0.22%, as a percentage of sales, in primarily fixed and administrative expenses that decreased $228,000 in fiscal 2005, but increased, as a percentage of sales, due to the lower sales volume in fiscal 2005 over fiscal 2004. Also, advertising costs increased 0.12%, as a percentage of sales, in fiscal 2005 as we placed more emphasis in print advertisement.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for fiscal 2006, fiscal 2005 and fiscal 2004 is $1.0 million, $1.1 million, and $1.1 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Results of Operations (contd.)
Depreciation and Amortization
The increase in depreciation expense year-to-year is due primarily to new store construction, store remodels and other capital expenditures. Included in cost of goods sold is $11.9 million, $12.2 million and $10.4 million of depreciation in fiscal years 2006, 2005 and 2004, respectively, related to dairy production and warehousing and distribution activities.
Interest Income
Interest income was $10.3 million, $6.8 million and $2.2 million in fiscal years 2006, 2005 and 2004, respectively. Interest income has increased year over year as the interest rate realized on our short-term investments has increased. We expect our interest income to decline in the future as cash on-hand is used in the construction of our new corporate office and distribution facilities.
Interest Expense
Interest expense amounted to $57.2 million, $57.1 million and $54.0 million for the 2006, 2005 and 2004 fiscal years, respectively. Prior to the recognition of capitalized interest, interest expense increased approximately $3.3 million in fiscal 2006 over fiscal 2005. The increase in interest expense year over year is attributed to the increased interest rate on the Floating Rate Senior Notes due 2010 and for fiscal 2005 over fiscal 2004 is also due to a higher average outstanding debt balance. The increase in capitalized interest of approximately $3.2 million in fiscal 2006 over fiscal 2005 is attributed to the ongoing construction of the new corporate office and distribution facility.
For fiscal 2004, interest expense related to debt purchase was $35.6 million and included a $16.9 million payment for tender premium and fees on the purchase of $397.8 million of the 10.75% Notes, an $8.5 million make-whole payment by Santee related to Santee’s redemption of all outstanding Santee Notes, a $1.1 million make-whole payment on the redemption of the remaining $41.0 million 10.75% Senior Notes, and a $9.1 million charge for the write-off of the remaining debt issuance costs related to (i) the purchase of $397.8 million of the 10.75% Notes, (ii) the redemption of the remaining $41.0 million 10.75% Senior Notes, (iii) the early retirement of the $20.0 million 5.0% Subordinated Note due 2007 and (iv) the redemption of the Santee Notes. For fiscal 2006 and fiscal 2005, there was no interest expense related to debt purchase.
Equity in Income from Unconsolidated Affiliate
Equity in income from unconsolidated affiliate amounted to $0.9 million in fiscal 2004 relating to Santee, which was consolidated as a wholly-owned subsidiary as of February 6, 2004, the effective date of the Settlement Agreement. There was no equity in income from unconsolidated affiliate for fiscal 2006 and fiscal 2005 as Santee was consolidated for the entire fiscal years.
Income Before Income Taxes
Income before income taxes amounted to $44.0 million, $39.9 million and $110.6 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.
Income Taxes
Income taxes amounted to $17.9 million, $13.7 million and $39.2 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Our effective tax rate was 40.8%, 34.2% and 35.4% for fiscal years 2006, 2005 and 2004, respectively. Our effective tax rate for fiscal 2005 was reduced from the statutory rate primarily from a reduction of approximately 5.9% due to our ability to recognize federal and state tax credits. The effective tax rate for fiscal 2004 was reduced from the statutory rate due primarily to a reduction of approximately 5.5% due to the recognition of previously unallocated tax reserves.
Net Income
Net income for fiscal 2006 amounted to $26.1 million, compared to $26.2 million in fiscal 2005 and $71.4 million in fiscal 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Liquidity and Capital Resources
We historically fund our daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. Markets’ credit agreement, as amended and restated on June 17, 2004 expires in May 2007 and consists of a revolving loan facility for working capital and letters of credit of $75.0 million. The letter of credit facility is maintained pursuant to our workers’ compensation, general liability self-insurance requirements and to secure our commitment for infrastructure improvements at our new distribution facility currently under construction. In addition, Santee’s revolving line of credit includes a credit line of $5.0 million all of which may be used to secure letters of credit. As of September 24, 2006, between Markets’ and Santee’s credit agreements, we had $57.7 million of outstanding letters of credit and we had $22.3 million available under the revolving loan facilities.
We had no short-term borrowings outstanding at the end of fiscal years 2006, 2005 and 2004 and we did not incur short-term borrowings during fiscal years 2006, 2005 and 2004.
Working capital amounted to $233.8 million at September 24, 2006, $277.2 million at September 25, 2005 and $319.9 million at September 26, 2004. Our current ratios were 1.83:1, 2.00:1 and 2.22:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for fiscal 2006 was $89.1 million compared to $83.6 million for fiscal 2005 and $150.5 million for fiscal 2004. Significant uses of cash from operating activities in fiscal 2006 included an increase in inventory levels and reductions in accrued liabilities and reserves. Inventory levels are higher as we have taken efforts to improve warehouse service levels to the stores. Decreases in accrued liabilities and reserves are related to eligible participants taking an elected payment from their account in our phantom stock plan, payment of accrued strike bonuses, reduction in accrued payroll and reduction of self insurance reserves.
Other significant uses of cash in fiscal 2006 included an increase in short-term investments of $26.8 million, an increase in long-term receivables of $12.2 million and $69.7 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. In addition, we expended $38.3 million on our new corporate office and distribution facilities, of which $12.2 million has been classified as a long-term receivable related to a tax increment to be received in future years. We are funding the new corporate office and distribution facilities from cash allocated from the proceeds from the issuance of the 8.125% Senior Notes due 2012 and Floating Rate Senior Notes due 2010. In addition, we are reviewing various financing options to fund any shortfalls that may occur between cash available and cash required to complete the new distribution and corporate office facilities. At this time we believe that available financing options will be sufficient to complete the project. However, there can be no assurances that such financing options will be available in the future.
In July 2006, we sold a building and associated land for $5.4 million and recognized a net profit on the transaction of $295,000. We had acquired the building in fiscal 2005 in association with negotiations at the new corporate office and distribution facilities. The building was not needed for the negotiation and was sold.
In January 2006, we redeemed and retired 1,406 shares of our Class A Common Stock for $18,750,000. The redemption was for shares held by the Moseley Family Revocable Trust (the “Moseley Trust”). In July 2006, we paid a dividend of $5.0 million to La Cadena. As of September 24, 2006, based upon our consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ indenture and, after taking into consideration the January 2006 payment to the Moseley Trust and the July 2006 dividend payment, we had the ability and right to pay a restricted payment of up to $30.8 million.
Net cash provided by operating activities in fiscal 2005 was $83.6 million. Our cash flow from operations was negatively impacted in fiscal 2005 primarily by a decline in net income in fiscal 2005 as compared to fiscal 2004 as a result of the labor dispute in fiscal 2004. In addition to the decrease in net income, cash was negatively impacted by an increase in restricted cash used as collateral for workers’ compensation and general liability reserves which was offset, in part, by an increase in accrued options and increases in accrued payroll.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Liquidity and Capital Resources (contd.)
Other significant uses of cash in fiscal 2005 included $77.3 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, we fund new store construction costs, store remodels and equipment expenditures through operating cash flows. We acquired land and a building for $5.0 million, which was associated with the new corporate office and distribution facilities, which we sold in fiscal 2006. We acquired the assets of a third party operator of pharmacies in sixteen of our stores for $3.8 million and forgiveness of advances to the third party operator of $0.5 million. In addition, we expended $34.0 million on our new corporate office and distribution facilities which were funded by cash allocated from the proceeds from the issuance of the 8.125% Senior Notes due 2012 and Floating Rate Senior Notes due 2010.
We believe that capital expenditures for fiscal 2007 will be approximately $260.9 million and we expect to finance the expenditures from cash on hand and cash from operating activities. The following table sets forth the major components of expected fiscal 2007 capital expenditures.
Expected Capital Expenditures Fiscal 2007
(In thousands)

New corporate office and distribution facilities	$189,282
New store construction, less reimbursements	19,496
Store remodels	24,835
MIS equipment and software	7,369
Store equipment	14,993
Transportation equipment	2,220
Production equipment	2,000
Distribution equipment	353
Office equipment and other	344

$260,892

We believe that operating cash flows and current cash reserves will be sufficient to meet our currently identified operating needs and scheduled capital expenditures. However, we may elect to fund some capital expenditures through operating leases or debt financing. There can be no assurance that such debt and lease financing will be available to us in the future.
We operated 162 supermarkets at September 24, 2006, 161 supermarkets at September 25, 2005 and 158 supermarkets at September 26, 2004.
Our supermarkets had approximately 5.5 million total square feet at September 24, 2006 and 5.4 million total square feet at September 25, 2005 and 5.3 million total square feet at September 26, 2004.
Credit Facilities
On June 17, 2004, Markets entered into an amended and restated credit facility (the “Credit Facility”) with Bank of America N.A. (“Bank of America”) as sole and exclusive administrative agent, and sole initial lender, consisting of a three-year revolving credit facility in a principal amount of up to $75.0 million, with the right to increase, under certain circumstances, the size of the Credit Facility to an aggregate principal amount of $100.0 million. The Credit Facility amended and restated the existing credit facility in its entirety. Subject to certain restrictions, the entire amount of the Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and will be used for certain working capital, capital expenditures and other corporate purposes. Letters of credit under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, construction of the new corporate office and distribution facilities and workers’ compensation insurance obligations. The availability of the loans and letters of credit are subject to certain borrowing restrictions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Liquidity and Capital Resources (contd.)
Credit Facilities (contd.)
The Credit Facility is guaranteed by Holdings and all of its existing and future material subsidiaries, including Development and Holdings’ indirect subsidiaries, Super Rx and Santee (subject, in the case of Santee, to termination upon certain specified events).
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
The Credit Facility requires Markets to meet certain financial tests, including minimum net worth and other tests. The Credit Facility contains covenants which, among other things, limit the ability of Markets and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, and (iii) make restricted payments. The Credit Facility also contains covenants that apply to Holdings and its subsidiaries, and Holdings is a party to the Credit Facility for purposes of these covenants. These covenants, among other things, limit the ability of Holdings and its subsidiaries to incur indebtedness, make restricted payments, enter into transactions with affiliates, and make amendments to the Indenture governing the 8.125% Senior Notes due June 15, 2012 and the Floating Rate Senior Notes due June 15, 2010.
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
As of September 24, 2006, for purposes of the credit facilities with Bank of America, Santee, Markets and Holdings were in compliance with all restrictive covenants. We are also subject to certain covenants associated with our 8.125% Senior Notes due 2012 and our Floating Rate Senior Notes due 2010. As of September 24, 2006, we were in compliance with all such covenants. However, there can be no assurance that Santee, Markets or Holdings will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
Labor Relations
The UFCW’s collective bargaining agreements were renewed in February 2004 and expire in March 2007. The Teamsters’ collective bargaining agreement was renewed in September 2005 and expires in September 2010. Santee’s collective bargaining agreement with the Teamsters was renewed in March 2004 and expires in March 2007.
We value our employees and believe our relationship with them is good and that employee loyalty and enthusiasm are key elements of our operating performance.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, other than stand-by letters of credit, as discussed under the caption “Liquidity and Capital Resources” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and operating leases as disclosed in Note 8 — Leases of the Audited Consolidated Financial Statements, that would have or are reasonably likely to have material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Tabular Disclosure of Contractual Cash Obligations
     The following table sets forth our contractual cash obligations and commercial commitments as of September 24, 2006.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
8.125% Senior Notes due 2012
Principal	$525,000	$—	$—	$—	$525,000
Interest	255,937	42,656	85,313	85,313	42,655

	780,937	42,656	85,313	85,313	567,655

Floating Rate Senior Notes due 2010 (1)
Principal	175,000	—	—	175,000	—
Interest	59,162	15,774	31,590	11,798	—

	234,162	15,774	31,590	186,798	—

Capital lease obligations (2)
Principal	8,348	1,054	2,170	2,917	2,207
Interest	5,043	1,243	2,052	1,292	456

	13,391	2,297	4,222	4,209	2,663

Operating leases (2)	268,558	36,286	52,946	37,346	141,980

Total contractual cash obligations	$1,297,048	$97,013	$174,071	$313,666	$712,298

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby letters of credit (3)	$57,733	$57,733	$—	$—	$—

Total other commercial commitments	$57,733	$57,733	$—	$—	$—

(1)	Interest on the Floating Rate Notes is based on the Three-month LIBOR plus 3.50% and is set quarterly based on the Three-month LIBOR rate for the second London Banking Day preceding each interest period. The floating interest rate at September 24, 2006 was 8.89%.

(2)	We lease the majority of our retail stores, offices, warehouses and distribution facilities. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(3)	Standby letters of credit are committed as security for workers’ compensation obligations and as security for current rent obligations. Outstanding letters of credit expire between December 2006 and October 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 requires that a tax position meet a “more-likely-than-not” recognition threshold for the benefit of an uncertain tax position to be recognized in the financial statements, based on the technical merits of the position. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 states that fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts and establishes a hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial statements.
In October 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires an entity to (1) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the employer’s fiscal year end and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS No. 158 has a two tiered effective date with recognition of funded status of defined benefit postretirement plan and disclosure requirements effective for fiscal years ending after June 15, 2007 for non-public entities and all other requirements effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 158 on our consolidated financial statements.
Cautionary Statement
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained in our filings with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) includes statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Holdings. These risks and uncertainties include, but are not limited to, those relating to domestic economic conditions, seasonal and weather fluctuations, labor unrest, expansion and other activities of competitors, changes in federal or state laws and the administration of such laws and the general condition of the economy.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
We are subject to interest rate risk on its fixed interest rate debt obligations and floating rate debt obligations. Our fixed rate debt obligations are comprised of the 8.125% Senior Notes due June 2012 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. Our floating rate debt obligations are the Floating Rate Senior Notes due June 2010. The fair values of the 8.125% Senior Notes due June 2012 and Floating Rate Senior Notes due June 2010 are based upon quoted market prices. Although quoted market prices are not readily available on our capital lease obligations, we believe that stated values approximate the fair value of these obligations. We have not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk. The following table provides the future principal cash flows and weighted-average interest rates expected on our fixed rate and floating rate debt obligations. The fair value shown here is based upon the quoted market price of the 8.125% Senior Notes and Floating Rate Senior Notes and the stated value of the capital leases as of September 24, 2006.

	Expected Year of Maturity
	(In thousands)
							Fair
	2007	2008	2009	2010	2011	Thereafter	Value
Long-term debt and Capital lease obligations	$1,243	$1,131	$1,155	$176,336	$1,567	$527,207	$712,723

Average interest rate	8.40%	8.39%	8.38%	8.37%	8.18%	8.19%

Item 8. Financial Statements and Supplementary Data
Information called for by this item is set forth in Holdings’ audited consolidated financial statements and supplementary data contained in this report. Specific financial statements and supplementary data can be found on the pages listed in the following index.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
As of the year ended September 24, 2006, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-K. During the quarter and fiscal year ended September 24, 2006, there were no significant changes in our internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting since the date of their evaluation, nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken.
Item 9B. Other Information
None

PART III
Item 10. Directors and Executive Officers of the Registrant
The following table sets forth certain information with respect to the current executive officers and directors of Holdings, their ages and principal occupations for at least the past five years. Directors of Holdings each serve for a term of one year, or until their successors are elected. The officers serve at the discretion of the Board of Directors of Holdings.

Name	Age	Position
Jack H. Brown	67	Chairman of the Board, President and Chief Executive Officer

Donald I. Baker	65	President and Chief Operating Officer of Markets

Phillip J. Smith	59	Executive Vice President and Chief Financial Officer

James W. Lee	55	Executive Vice President of Retail Operations and Administration of Markets

Dennis L. McIntyre	46	Group Senior Vice President of Marketing of Markets

Bruce D. Varner	70	Director and Secretary

Thomas W. Field, Jr.	72	Vice Chairman of the Board of Directors

C. Dale Warman	77	Director
Background of Directors and Executive Officers
     Jack H. Brown has been President and Chief Executive Officer of Holdings since June 1981 and Chairman of the Board since 1986. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly-owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 54 years. Mr. Brown’s Trust is the sole owner of La Cadena. Mr. Brown serves as a Director for the Automobile Club of Southern California.
     Donald I. Baker was promoted to President of Markets in September 2004 and has been Chief Operating Officer of Markets since November 2001. Between October 1998 and November 2001, Mr. Baker was Executive Vice President of Markets. Mr. Baker joined Markets in November 1983 as Vice President—Warehouse and Transportation and was Group Senior Vice President—Administration from July 1996 to October 1998. From July 1992 to July 1996, Mr. Baker was Group Senior Vice President—Human Resources and Distribution. From August 1986 to July 1992, Mr. Baker was Senior Vice President—Human Resources and Distribution. Mr. Baker has approximately 39 years of experience in the supermarket industry. Prior to joining the Markets, Mr. Baker was employed by American Community Stores Corporation, Inc., a subsidiary of Cullum Companies, Inc., a publicly held corporation, from 1972 to 1983 in various capacities including Vice President of Retail Operations, and was also employed by The Kroger Co. from 1966 to 1972. Mr. Baker retired as President and Chief Operating Officer of the Markets effective September 30, 2006.

Item 10. Directors and Executive Officers of the Registrant (contd.)
Background of Directors and Executive Officers (contd.)
     Phillip J. Smith was promoted to Executive Vice President and Chief Financial Officer in February 2006. He was Senior Vice President and Chief Financial Officer from November 2000 to February 2006 and was Vice President and Controller of Markets from April 1998 until November 2000. Mr. Smith joined Markets in 1987 as Controller. Mr. Smith has approximately 30 years experience in the supermarket industry. Prior to joining Markets, Mr. Smith was employed by Market Basket Foodstores as Vice President and Chief Financial Officer from 1985 to 1987. From 1975 until 1985, Mr. Smith was employed by various divisions of Cullum Companies, Inc., a publicly held corporation, in various financial capacities.
     James W. Lee joined Markets in August 2002 as Group Senior Vice President of Retail Operations and was promoted to Executive Vice President of Retail Operations and Administration in January 2006. Mr. Lee has over 33 years experience in the supermarket industry. Prior to joining Markets, Mr. Lee was with Wild Oats Markets, Inc. between 1997 and 2001 as Chief Operating Officer. Mr. Lee was employed in various operating capacities, including Vice President, Retail, with Ralphs Grocery Company, a division of Kroger Co., from 1972 until 1996. Mr. Lee was promoted to President and Chief Operating Officer of the Markets effective September 30, 2006.
     Dennis L. McIntyre has been Group Senior Vice President of Marketing of Markets since August 2002. Mr. McIntyre has served Markets for 27 years in various capacities including Courtesy Clerk, Assistant Manager, Buyer, Assistance Vice President of Marketing from 1994 until 1999, Vice President of Marketing from 1999 to 2000 and Senior Vice President of Marketing from 2000 to 2002.
     Bruce D. Varner has been a Director of Markets since September 1985 and a Director of Holdings since May 1989. Since February 1997, Mr. Varner has been a partner in the law firm of Varner & Brandt LLP. From 1967 to February 1997, Mr. Varner was a partner in the law firm of Gresham, Varner, Savage, Nolan & Tilden. Mr. Varner specializes in business and corporate matters. Mr. Varner and the law firm of Varner & Brandt LLP have performed legal services in the past for the Company and the Company expects such services to continue in the future.
     Thomas W. Field, Jr. has been Vice Chairman of the Board of Directors of Holdings since May 1998 and a Director of Holdings since 1994. Mr. Field has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field was President of American Stores Company from 1981 to 1984 and was President of Alpha Beta Company from 1976 to 1984. Mr. Field was a Director of American Stores Company from 1979 to 1984. Mr. Field is a nationally recognized and highly regarded supermarket executive. Mr. Field has held various positions in the Supermarket Industry for over 47 years and serves as a Director for the Campbell Soup Company.
     C. Dale Warman has been a Director of Holdings since 2000. Mr. Warman served the Fred Meyer Company for over 43 years. Mr. Warman served as a Director of Fred Meyer from 1975 to 1990, Mr. Warman served as President from 1982 to 1990 and was its Executive Vice President from 1981 to 1990. Mr. Warman was Executive Vice President of Allied Foods from 1972 to 1975. Mr. Warman served as a Director of Big Bear Stores from 1987 to 1989 and as a Director of Allied Stores from 1973 to 1975. Mr. Warman is considered one of the supermarket industry’s outstanding executives.

Item 11. Executive Compensation
The following table summarizes the compensation for services rendered during the prior three fiscal years paid to the CEO and the four most highly compensated executive officers other than the CEO of Holdings:

	Annual Compensation
Name and				Other Annual	All Other(1)(2)(3)(7)
Principal Position	Year	Salary	Bonuses(4)(5)(6)	Compensation	Compensation
Jack H. Brown	2006	$1,551,000	$—	$—	$51,000
Chairman, President and	2005	$1,505,000	$7,500,000	$—	$54,348
Chief Executive Officer	2004	$1,350,000	$3,125,000	$—	$54,478

Donald I. Baker	2006	$680,000	$—	$—	$—
President and Chief Operating	2005	$665,000	$350,000	$—	$1,003,348
Officer of Markets	2004	$553,000	$480,000	$—	$2,978

Phillip J. Smith	2006	$277,000	$—	$—	$—
Executive Vice President and	2005	$256,000	$155,000	$—	$303,348
Chief Financial Officer	2004	$231,000	$510,000	$—	$2,978

James W. Lee	2006	$314,000	$—	$—	$—
Excecutive Vice President of Retail	2005	$283,000	$110,000	$—	$3,348
Operations and Administration of Markets	2004	$252,000	$170,000	$—	$2,978

Dennis L. McIntyre	2006	$295,000	$—	$—	$—
Group Senior Vice President	2005	$290,000	$110,000	$—	$3,348
of Marketing of Markets	2004	$257,000	$170,000	$—	$2,978

(1)	The dollar value of perquisites and other personal benefits, if any, for each of the Named Executive Officers was less than the reporting thresholds established by the Securities and Exchange Commission.

(2)	Amounts shown for the Named Executive Officers represent contributions to the Company’s Profit Sharing Plan, a defined contribution plan, for the account of each Named Executive Officer. Plan participants become fully vested in the plan after seven years of service.

(3)	Includes Mr. Brown’s Director Fees for 2004, 2005 and 2006, which amounted to $51,500, $51,000 and $51,000, respectively.

(4)	Annual performance bonuses to be paid to the Named Executive Officers for fiscal 2006 had neither been calculated nor awarded as of December 20, 2006, the latest practical date.

(5)	Amounts shown for fiscal 2004 include performance bonuses earned during the Southern California labor dispute. Amounts shown for fiscal 2004 for Mr. Smith also include bonuses for the Santee transaction and successful bond offering.

(6)	Amount shown for fiscal 2005 for Mr. Brown included a bonus paid for a successful $700 million bond offering in fiscal 2004.

(7)	One-time payment election pursuant to the Phantom Stock Plan for Mr. Baker and Mr. Smith.
Stock Options and SARs
None

Item 11.	Executive Compensation (contd.)
Pension Plan
Our Pension Plan for Salaried Employees (the “Pension Plan”) is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including Directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee’s compensation for each year up to the social security wage base, plus 2.15 percent of the employee’s compensation for each year in excess of the social security wage base. The Named Executive Officers have the following years of credited service under the Pension Plan as of September 24, 2006: Jack H. Brown — 25 years, Donald I. Baker — 23 years, Phillip J. Smith — 19 years, Dennis L. McIntyre — 28 years and James W. Lee — 4 years.
The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with Markets. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 2006 retirees with ten or more years of service at retirement is $170,000. The maximum annual compensation that may be considered for 2006 retirees is $210,000.

	Pension Plan Table
	Years of Service
Remuneration	15	20	25	30	35

$50,000	$5,625	$7,500	$9,375	$11,250	$13,125
75,000	11,966	15,954	19,943	23,931	27,920
100,000	20,028	26,704	33,380	40,056	46,732
125,000	28,091	37,454	46,818	56,181	65,545
150,000	36,153	48,204	60,255	72,306	84,357
175,000	44,216	58,954	73,693	88,431	103,170
200,000	52,278	69,704	87,130	104,556	121,982
210,000	55,503	74,004	92,505	111,006	129,507
Board of Directors
Directors of Holdings are paid an annual fee of $50,000 plus $500 for each board meeting attended. The Board had two standing committees during fiscal 2006.
The Audit Committee recommends the appointment or removal of Holdings’ independent auditors, reviews the scope and results of the independent audit of Holdings, reviews audit fees and reviews changes in accounting policies that have a significant effect on Holdings’ financial statements. The Audit Committee members are Mr. Warman, Mr. Varner and Mr. Field. Mr. Field is the Audit Committee’s Financial Expert and is an independent member of the Board.
The Compensation Committee approves compensation and annual performance bonuses paid to the Chief Executive Officer and our Senior Management. The Compensation Committee members are Mr. Varner and Mr. Field.
Code of Ethics
We have adopted a Financial Code of Ethics which has been signed by the CEO, CFO and Controllers. A copy of the Code of Ethics was provided as an exhibit to the fiscal 2004 Report on Form 10-K.

Item 11.	Executive Compensation (contd.)
Employment and Severance Agreements
In June of 2000, Markets entered into Employment Agreements (“Agreements”) with Messrs. Brown, Smith and McIntyre. In August of 2002, a similar agreement was entered into with Mr. Lee. Under each of the Agreements, the employee is employed to serve as an officer of Markets and with certain exceptions the Agreements prohibit the employee from employment in any other business except for a parent or subsidiary of Markets. Each of the Agreements may be terminated by Markets with cause and by either party without cause upon ninety (90) days written notice. If the employment is terminated without cause, the employee’s compensation continues through the expiration of the term of the Agreement then in effect, except in the event of termination of any of the Agreements of Messrs. Smith, McIntyre and Lee by Mr. Brown or by the Board of Directors with the consent of Mr. Brown. If the employee is terminated as a result of a change of control, he is entitled to receive all salary and benefits provided under the Agreement for the original term notwithstanding termination of his employment. Each Agreement provides for annual base compensation at the employee’s current level with annual increases plus employee benefits and incentive bonus calculated in accordance with a formula based on Markets’ earnings. Mr. Brown’s Agreement has an original term of five (5) years which is automatically renewed on July 1 of each year for a five (5) year term unless ninety (90) days notice of termination is given by either party. Mr. Smith’s, Mr. McIntyre’s and Mr. Lee’s Agreements have an original term of three (3) years, which is automatically renewed for an additional term of three (3) years unless sooner terminated.
In addition, Markets has entered into employment contracts with 43 additional key members of Management. Mr. Brown has the right to terminate any member of management.
Markets’ severance policies generally provide for two weeks of severance pay to full-time, non-bargaining unit employees for every year of service to Markets, up to a maximum of twelve weeks.
Phantom Stock Plan
We maintain a phantom stock plan to provide additional incentive compensation to certain executives of Markets whose performance is considered especially critical to our business. Under the plan, grants may be made by the Compensation Committee and Board of Directors to persons recommended by the Chairman of the Board or Chief Executive Officer. Mr. Brown is not eligible to receive awards. Awards under the plan are for units that have an assigned value. The value of the units awarded under the plan will increase or decrease in accordance with net profits of Holdings. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of Holdings; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as we may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any unvested awards under the plan will terminate and no payment will be made. As of September 26, 2004, September 25, 2005 and September 24, 2006, there were 702,000, 703,000 and 773,000 units outstanding, respectively.
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
The following table sets forth, as of December 21, 2005, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by (a) each person known by Holdings to beneficially own more than 5% of such stock, (b) each Director of Holdings, (c) each of the Named Executive Officers, and (d) all Directors and executive officers of Holdings as a group:

Shares of
	Class A	Percentage of
	Common Stock	Class A
Name and Address of	Beneficially	Common Stock
Beneficial Owner	Owned	Outstanding
La Cadena(1)	36,895	100%
Jack H. Brown(1)(2)	36,895	100%
Donald I. Baker(2)	—	—
Phillip J. Smith(2)	—	—
Dennis L. McIntyre(2)	—	—
James W. Lee(2)	—	—
Bruce D. Varner(2)	—	—
Thomas W. Field, Jr.(2)	—	—
C. Dale Warman(2)	—	—
All Directors and executive officers as a group (10 persons)(1)	36,895	100%

(1)	The 36,895 outstanding shares of Holdings’ Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partners of La Cadena. The sole partner of La Cadena is The Jack H. Brown Revocable Trust dated June 29, 2000. Mr. Brown’s Trust has the sole interest and Mr. Brown is the Managing General Partner of La Cadena with the power to vote the shares of Holdings owned by La Cadena on all matters. The address of La Cadena is 3750 University Avenue, Suite 610, Riverside, California 92501.

(2)	The address of Messrs. Brown, Smith, McIntyre, Lee, Varner, Field and Warman is c/o Stater Bros. at 21700 Barton Road, Colton, California 92324.
Change of Control Arrangements
None

Item 13.	Certain Relationships and Related Transactions
Mr. Bruce D. Varner and the law firm of Varner & Brandt LLP, of which Mr. Varner is the Managing Partner, have performed legal services in the past for Holdings and its subsidiaries. The total cost of such legal services incurred by us was $4.8 million, $1.2 million and $3.4 million in fiscal 2004, 2005 and 2006, respectively. In addition Mr. Varner was paid Director fees of $52,000, $52,500 and $51,500 in fiscal 2004, 2005 and 2006, respectively. Mr. Varner was one of the named defendants in the legal proceedings between Markets, Santee and Hughes and Mr. Varner received $100,000 in fiscal 2004 as part of litigation settlement between Markets and Hughes. We believe that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner & Brandt LLP were at least as fair to us as could have been obtained from unaffiliated law firms. We expect such services to continue in the future.
On June 17, 2004, we paid a $45.0 million dividend to La Cadena. On July 25, 2006, we paid a $5.0 million dividend to La Cadena.
The 36,895 outstanding shares of Holdings’ Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partner of La Cadena. The sole partner of La Cadena is The Jack H. Brown Revocable Trust dated June 29, 2000. Mr. Brown’s Trust has the sole interest and Mr. Brown is the Managing General Partner of La Cadena with the power to vote the shares of Holdings owned by La Cadena on all matters.

Item 14.	Principal Accounting Fees and Services
Audit Fees
Ernst & Young LLP fees for audit services aggregated $604,000 in fiscal 2006 and $671,000 in fiscal 2005 for services associated with the annual audit of Holdings and Markets and reviews of Holdings quarterly reports on Form 10-Q. Fees for fiscal 2005 also included audit services for Holdings’ amendment of the Annual Report on Form 10-K for the fiscal year ended September 26, 2004 and amendment of the Quarterly Report on Form 10-Q for the thirteen week period ended December 26, 2004.
Audit Related Fees
Ernst & Young LLP billed us in aggregate $57,000 in fiscal 2006 and $61,000 in fiscal 2005 for audits of Markets’ pension and profit sharing plans, consultation related to internal control documentation, and online subscriptions.
Tax Fees
Ernst & Young LLP billed us in aggregate $38,000 in fiscal 2006 and $69,000 in fiscal 2005 for tax compliance, tax advice and tax planning services.
All Other Fees
Ernst & Young LLP billed us in aggregate $5,000 in fiscal 2006 for review of the evaluation of Holdings related to the Moseley Family Revocable Trust. There were no other fees billed by Ernst & Young LLP for other services in fiscal 2005.

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
(3)	Exhibits

Exhibits as required by Item 15(c) are as follows:

EXHIBIT NO.		DESCRIPTION

3.1	(1)	Certificate of Incorporation of Stater Bros. Holdings Inc.

3.2	(1)	By-Laws of Stater Bros. Holdings Inc.

3.3	(9)	Articles of Incorporation of Stater Bros. Markets

3.4	(9)	By-Laws of Stater Bros. Markets

3.5	(9)	Articles of Incorporation of Stater Bros. Development, Inc.

3.6	(9)	By-Laws of Stater Bros. Development, Inc.

3.7	(9)	Articles of Incorporation of Santee Dairies, Inc

3.8	(9)	By-Laws of Santee Dairies, Inc.

3.9	(12)	Articles of Incorporation of Super Rx, Inc.

3.10	(12)	By-Laws of Super Rx, Inc.

4.1	(9)	Indenture dated as of June 17, 2004 among Stater Bros. Holdings Inc. as Issuer, Stater Bros. Markets, Stater Bros. Development, Inc. and Santee Dairies Inc., as Guarantors, and The Bank of New York, as Trustee

4.2	(9)	Registration Rights Agreement dated as of June 17, 2004 between Stater Bros. Holdings Inc., as Issuer, Stater Bros. Markets, Stater Bros. Development, Inc. and Santee Dairies, Inc., as Guarantors and Bank of America Securities LLC, as Initial Purchaser

4.3	(9)	Specimen Form of Fixed Rate Global Note

4.4	(9)	Specimen Form of Floating Rate Global Note

Item 15.	Exhibits and Financial Statement Schedules (contd.)
(a)(3) Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION

4.5	(9)	First Supplemental Indenture, dated as of January 11, 2002, between Stater Bros. Holdings Inc. and The Bank of New York, as successor in interest to IBJ Whitehall Bank & Trust Company, as Trustee for the 10.75% Senior Notes due 2006

4.6	(8)	Second Supplemental Indenture, dated as of May 27, 2004 between Stater Bros. Holdings Inc. and The Bank of New York, as successor in interest to IBJ Whitehall Bank & Trust Company, as Trustee for the 10.75% Senior Notes due 2006

5.1	(9)	Opinion of Gibson, Dunn & Crutcher LLP

10.1	(1)	Reclassification Agreement dated September 3, 1993, by and among Stater Bros., Craig and La Cadena

10.2	(1)	Amendment to Reclassification Agreement, dated January 12, 1994, by and among Stater Bros., Craig and La Cadena

10.3	(1)	Agreement of Stockholders dated May 10, 1989, by and among Stater Bros., Craig and La Cadena

10.4	(1)	Amendment to Agreement of Stockholders dated September 3, 1993, by and among Stater Bros., Craig, Craig Management, Inc. and La Cadena

10.5	(1)	Option Agreement dated September 3, 1993, by and between Stater Bros. and Craig

10.6	(1)	Amendment to Option Agreement dated January 12, 1994, by and between Stater Bros. and Craig

10.7	(1)	Consulting Agreement dated September 3, 1993, by and between Stater Bros., Craig and CMI

10.8	(1)	Letter Agreement regarding Consulting Agreement, dated March 8,1994, by and between Stater Bros., Craig and CMI

10.9	(1)	Second Amended and Restated Stock Agreement dated January 12, 1994, by and among Stater Bros., Craig, CMI, La Cadena and James J. Cotter

10.10	(1)	Security Agreement dated March 8, 1994, by and between Stater Bros. and Craig

10.11	(1)	Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association

10.12	(2)	Amendment dated June 23, 1995 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association

10.13	(2)	Amendment dated July 22, 1996 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association

Item 15.	Exhibits and Financial Statement Schedules (contd.)
(a)(3) Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION

10.14	(9)	Credit Agreement dated as of June 17, 2004 by and among Stater Bros. Markets, Stater Bros. and Bank of America, N.A

10.15	(1)	Continuing Guaranty dated March 8, 1994, of Stater Bros. Development, Inc. in favor of Bank of America Trust and Savings Association

10.16	(1)	Subordination Agreement dated March 8, 1994, by and among Stater Bros., Stater Bros. Markets and Bank of America Trust and Savings Association

10.17	(1)	Amended and Restated Sublease Agreement dated June 1, 1983, between Wren Leasing Corp., as Lessor, and Stater Bros. Markets, as Lessee

10.18	(1)	Preferred Stock Agreement dated March 22, 1983, between Stater Bros. Markets and Petrolane Incorporated

10.19	(1)	Escrow Agreement dated September 19, 1985, by and among Stater Bros. Markets, Petrolane Incorporated and First Interstate Bank of California

10.20	(2)	Dealer Manager Agreement dated as of July 1, 1999, by and between Stater Bros. and Banc of America Securities LLC

10.21	(3)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Jack H. Brown

10.22	(4)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and Donald I. Baker

10.23	(4)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and A. Gayle Paden

10.24	(4)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and H. Harrison Lightfoot

10.25	(4)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Phillip J. Smith

10.26	(4)	Stater Bros. Holdings Inc. Phantom Stock Plan

10.27	(5)	First Amendment dated September 15, 2000 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.28	(5)	Second Amendment dated December 13, 2001 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.29	(5)	Third Amendment dated January 18, 2002 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.30	(5)	Subordinated Note for $20,000,000 dated January 22, 2002 between Stater Bros. and H. Harrison Lightfoot with an interest rate of 5% due March 31, 2007

Item 15.	Exhibits and Financial Statement Schedules (contd.)
(a)(3) Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION

10.31	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Dennis L. McIntyre

10.32	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Edward A. Stater

10.33	(6)	Employment contract dated August 1, 2002 by and between Stater Bros. Markets and James W. Lee

10.34	(7)	Fourth Amendment dated February 4, 2003 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.35	(8)	Owner Participation Agreement, dated as of April 14, 2004 between Stater Bros. Markets and the Inland Valley Development Agency

10.36	(8)	Development Parcel Disposition Agreement, dated as of June 16, 2004 between Stater Bros. Markets and Hillwood/San Bernardino, LLC

10.37	(9)	Subsidiary Guaranty entered into as of June 17, 2004 by Stater Bros. Holdings Inc., Stater Bros. Development, Inc. and Santee Dairies, Inc.

10.38	(11)	Asset Purchase Agreement dated as of July 11, 2005 by and between Super Rx, Inc. and California Pharmacy Systems, Inc.

10.39	(12)	Amendment No. 1 to Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated September 30, 2005

12.1	(13)	Computation of ratio of earnings to fixed charges.

14.1	(10)	Copy of Financial Code of Ethics.

21.1	(9)	Subsidiaries of Stater Bros. Holdings Inc.

21.2	(12)	Subsidiaries of Stater Bros. Markets

31.1	(13)	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	(13)	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	(13)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 333-85723 dated August 20, 1999

(3)	Previously filed with the Securities and Exchange Commission as exhibits to Registrant’s Quarterly Report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000.

Item 15.	Exhibits and Financial Statement Schedules (contd.)
(a)(3) Exhibits (contd.)

(4)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000.

(5)	Previously filed with the Securities and Exchange Commission as exhibits to the Registrant’s Quarterly Report on Form 10-Q dated December 31, 2001.

(6)	Previous filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(7)	Previously filed with the Securities and Exchange Commission as exhibits to the Registrant’s Quarterly Report on Form 10-Q dated December 29, 2002.

(8)	Incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 333-118436 dated August 27, 2004, as amended.

(10)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 26, 2004.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 26, 2005.

(12)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 25, 2005.

(13)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2006.

Copies of Exhibits listed herein can be obtained by writing and requesting Exhibits from: Corporate Secretary, P. O. Box 150, Colton, California 92324.

STATER BROS. HOLDINGS INC.
FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2006
FORM 10-K
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 20, 2006 Date	Stater Bros. Holdings Inc.
	By:	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack H. Brown Jack H. Brown	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	December 20, 2006
/s/ Thomas W. Field, Jr. Thomas W. Field, Jr.	Vice Chairman of the Board and Director	December 20, 2006
/s/ Bruce D. Varner Bruce D. Varner	Secretary and Director	December 20, 2006
/s/ C. Dale Warman C. Dale Warman	Director	December 20, 2006
/s/ Phillip J. Smith Phillip J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Stater Bros. Holdings Inc.
     We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. as of September 26, 2004, September 25, 2005 and September 24, 2006, and the related consolidated statements of income, stockholder’s deficit, and cash flows for the 52-week periods ended September 26, 2004, September 25, 2005 and September 24, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. at September 26, 2004, September 25, 2005 and September 24, 2006, and the consolidated results of their operations and their cash flows for the 52-week periods ended September 26, 2004, September 25, 2005 and September 24, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Irvine, California
December 14, 2006

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 26,	Sept. 25,	Sept. 24,
	2004	2005	2006

Current assets
Cash and cash equivalents	$301,947	$263,397	$198,545
Restricted cash	20,000	29,000	24,121
Short-term investments	—	—	26,849
Receivables, net	39,258	42,556	35,310
Income tax receivables	—	2,450	3,863
Inventories	185,567	185,302	196,031
Prepaid expenses	8,847	8,663	8,513
Deferred income taxes	25,416	22,459	21,609

Total current assets	581,035	553,827	514,841

Property and equipment
Land	68,120	89,518	110,479
Buildings and improvements	252,715	297,228	323,805
Store fixtures and equipment	337,589	376,239	397,491
Property subject to capital leases	25,891	25,903	25,836

	684,315	788,888	857,611

Less accumulated depreciation and amortization	279,459	320,951	360,538

	404,856	467,937	497,073

Goodwill	—	2,894	2,894
Deferred income taxes, long-term	—	5,302	8,845
Long-term receivable	—	—	12,160
Deferred debt issuance costs, net	21,891	19,011	15,972
Other assets	6,339	6,398	6,307

	28,230	33,605	46,178

Total assets	$1,014,121	$1,055,369	$1,058,092

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S DEFICIT

	Sept. 26,	Sept. 25,	Sept. 24,
	2004	2005	2006

Current liabilities
Accounts payable	$144,612	$144,298	$155,827
Accrued payroll and related expenses	55,049	59,951	55,582
Other accrued liabilities	60,210	71,234	69,098
Accrued income taxes	62	—	—
Current portion of capital lease obligations	1,247	1,190	1,054

Total current liabilities	261,180	276,673	281,561

Deferred income taxes	2,209	—	—
Long-term debt	700,000	700,000	700,000
Capital lease obligations, less current portion	9,470	8,292	7,294
Long-term portion of self-insurance and other reserves	35,654	35,442	33,112
Long-term deferred benefits	40,268	44,312	43,573
Other long-term liabilities	4,981	4,045	3,631

Total liabilities	1,053,762	1,068,764	1,069,171

Commitments and contingencies

Stockholder’s deficit
Common Stock, $.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 0 in 2004, 2005 and 2006	—	—	—
Class A Common Stock, $.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 38,301 in 2004 and 2005 and 36,895 in 2006	—	—	—
Additional paid-in capital	9,740	9,740	9,382
Retained deficit	(49,381)	(23,135)	(20,461)

Total stockholder’s deficit	(39,641)	(13,395)	(11,079)

Total liabilities and stockholder’s deficit	$1,014,121	$1,055,369	$1,058,092

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)

	Fiscal Year Ended
	Sept. 26,	Sept. 25,	Sept. 24,
	2004	2005	2006

Sales	$3,704,882	$3,372,243	$3,507,881
Cost of goods sold	2,652,812	2,468,135	2,577,522

Gross profit	1,052,070	904,108	930,359

Operating expenses:
Selling, general and administrative expenses	820,329	772,885	790,756
Depreciation and amortization	33,284	39,575	46,642

Total operating expenses	853,613	812,460	837,398

Operating profit	198,457	91,648	92,961

Interest income	2,198	6,816	10,284
Interest expense	(53,951)	(57,142)	(57,238)
Interest expense related to debt purchase	(35,647)	—	—
Equity in income from unconsolidated affiliate	929	—	—
Other expenses, net	(1,343)	(1,414)	(1,996)

Income before income taxes	110,643	39,908	44,011

Income taxes	39,202	13,662	17,945

Net income	$71,441	$26,246	$26,066

Earnings per average common shares outstanding	$1,865.25	$685.26	$697.21

Dividends per common share outstanding at end of year	$1,174.90	$—	$135.52

Average common shares outstanding	38,301	38,301	37,386

Common shares outstanding at end of year	38,301	38,301	36,895

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	Sept. 26,	Sept. 25,	Sept. 24,
	2004	2005	2006
Operating activities:
Net income	$71,441	$26,246	$26,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,735	51,754	58,570
Gain from litigation settlement	(22,371)	—	—
Deferred income taxes	(17,064)	(4,554)	(2,693)
Loss on disposals of assets	1,488	1,594	2,176
Net undistributed income in unconsolidated affiliate	(929)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(20,000)	(9,000)	4,879
(Increase) decrease in receivables	(4,749)	(3,298)	7,246
(Increase) decrease in income tax receivables	4,354	(2,512)	(1,413)
(Increase) decrease in inventories	(10,604)	1,994	(10,729)
(Increase) decrease in prepaid expenses	(721)	100	116
Decrease in other assets	13,667	2,871	3,130
Increase (decrease) in accounts payable	24,520	(314)	11,529
Increase in accrued income taxes	62	—	—
Increase (decrease) in other accrued liabilities	39,075	15,926	(6,264)
Increase (decrease) in long-term reserves	28,612	2,758	(3,483)

Net cash provided by operating activities	150,516	83,565	89,130

Financing activities:
Proceeds from issuance of long-term debt	700,000	—	—
Proceeds from equipment financing	718	—	—
Premium, fees and make-whole payments related to debt purchase	(26,519)	—	—
Debt issuance costs	(22,723)	—	—
Amortization of debt issuance costs related to debt purchase	9,128	—	—
Dividends paid	(45,000)	—	(5,000)
Stock redemption	—	—	(18,750)
Principal payments on long-term debt	(512,250)	—	—
Principal payments on capital lease obligations	(1,264)	(1,235)	(1,134)

Net cash provided by (used in) financing activities	102,090	(1,235)	(24,884)

Investing activities:
Increase in short-term investments	—	—	(26,849)
Increase in long-term receivable	—	—	(12,160)
Acquisition of pharmacies	—	(4,845)	—
Purchase of property and equipment	(61,986)	(116,341)	(95,797)
Proceeds from sale of property and equipment	175	306	5,708

Net cash used in investing activities	(61,811)	(120,880)	(129,098)

Net increase (decrease) in cash and cash equivalents	190,795	(38,550)	(64,852)
Cash and cash equivalents at beginning of period	111,152	301,947	263,397

Cash and cash equivalents at end of period	$301,947	$263,397	$198,545

Interest paid	$72,449	$55,022	$58,563
Income taxes paid	$51,656	$20,821	$22,050
See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
(In thousands)

		Class A	Additional
	Common	Common	Paid-in	Retained
	Stock	Stock	Capital	Deficit	Total

Balances at September 28, 2003	—	—	9,740	(75,822)	(66,082)
Net income for 52 weeks ended September 26, 2004	—	—	—	71,441	71,441
Dividend paid	—	—	—	(45,000)	(45,000)

Balances at September 26, 2004	—	—	9,740	(49,381)	(39,641)
Net income for 52 weeks ended September 25, 2005	—	—	—	26,246	26,246

Balances at September 25, 2005	—	—	9,740	(23,135)	(13,395)
Net income for 52 weeks ended September 24, 2006	—	—	—	26,066	26,066
Dividend paid	—	—	—	(5,000)	(5,000)
Stock redemption	—	—	(358)	(18,392)	(18,750)

Balances at September 24, 2006	$—	$—	$9,382	$(20,461)	$(11,079)

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 24, 2006
Note 1 — The Company and Summary of Significant Accounting Policies
     Description of Business
     Stater Bros. Holdings Inc. (the “Company”) is engaged primarily in the operation of retail supermarkets. As of September 24, 2006, the Company operated 162 retail grocery supermarkets under the name “Stater Bros. Markets.” The Company’s supermarkets are located in Southern California’s San Bernardino, Riverside, Los Angeles, Orange, San Diego and Kern counties. The Company and its predecessor companies have operated retail grocery stores under the “Stater Bros. Markets” name in the Inland Empire of Southern California since 1936.
     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stater Bros. Markets (“Markets”) and Stater Bros. Development, Inc (“Development”) and Markets wholly-owned subsidiaries, Super Rx, Inc. (“Super Rx”) and Santee Dairies, Inc. (“Santee”). Santee has been a wholly-owned subsidiary of Markets since February 6, 2004. Prior to February 6, 2004, Markets owned 50% of Santee and accounted for Santee under the equity method of accounting. Santee does business under the name Heartland Farms. Super Rx, was incorporated September 13, 2004 as the legal entity for the Company’s in-store pharmacies. All significant inter-company transactions have been eliminated in consolidation.
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
     Restricted Cash
     Restricted cash represents cash that has been set aside as collateral on certain workers’ compensation and general liability self-insurance reserves. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents. Subsequent to September 24, 2006, $16.0 million of restricted cash, held as collateral on self-insurance reserves, was released.
     Short-Term Investments
     Short-term investments, which are stated at their fair value, are highly liquid debt securities with maturities of less than six months.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Property and Equipment
     Property and equipment are stated at cost and are depreciated or amortized, principally on the straight-line basis, over the estimated useful lives of the assets. Leaseholds placed in service at the commencement of the lease are amortized over the lesser of their economic useful lives or the initial term of the lease. Other leaseholds are amortized over the lesser of their economic useful lives or the remaining lease term including any option period that is reasonably assured of being exercised. Assets under capital leases are amortized over the lesser of their estimated economic useful life or the initial lease term.
     The average estimated economic lives are as follows:

	Range	Most Prevalent
Buildings and improvements	5 — 20 Years	20 Years
Store furniture and equipment	3 — 10 Years	5 Years
Property subject to capital leases	Life of Lease	25 Years
     Deferred Debt Issuance Costs
     Direct costs incurred as a result of financing transactions are capitalized and amortized to interest expense over the terms of the applicable debt agreements.
     Phantom Stock Plan
     It is the Company’s policy to expense phantom stock units to the extent that they vest and appreciate during the accounting period.
     Self-Insurance Reserves
     The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.5% in fiscal 2004, fiscal 2005 and fiscal 2006. The Company is self-insured, subject to certain retention levels, for health care costs of eligible non-bargaining unit employees. Such health care reserves are not discounted.
     Income Taxes
     The Company provides for deferred income taxes as timing differences arise between income and expenses recorded for financial and income tax reporting purposes.
     Revenue Recognition
     The Company recognizes revenue from the sale of its products at the point of sale to the customer. Sales are recognized net of any discounts given to the customer. The Company recognizes a liability when gift cards or gift certificates are sold. The Company recognizes sales revenue when the gift card or gift certificate is used to purchase the Company’s products. Santee recognizes revenue as shipments are received by its customers. Sales are recognized net of promotional discounts. Prescription sales are recognized when prescriptions are adjudicated by the third party insurer and when co-payment is received.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Cost of Goods Sold
     Included in cost of goods sold are direct product purchase costs, all in-bound freight costs, all direct receiving and inspection costs, all quality assurance costs, all warehousing costs and all costs associated with transporting goods from the Company’s distribution facilities to its stores, net of earned vendor rebates and allowances. The Company recognizes, as a reduction to cost of goods sold, certain rebates and allowances (“allowances”) from its vendors as the allowances are earned. Allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned. Included as a reduction in cost of goods sold for fiscal 2004, fiscal 2005 and fiscal 2006 is $4.4 million, $5.2 million and $3.0 million, respectively, of advertising costs in excess of the fair value of the co-operative advertising.
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
     As noted under “Cost of Goods Sold”, the Company includes all purchasing and distribution costs to deliver the product for sale to its stores in cost of goods sold, except for certain salary, wages and administrative costs associated with the purchasing of its products. The amount of salary, wages and administrative costs associated with the purchase of its products included in selling, general and administrative costs was $1.1 million in fiscal 2004 and fiscal 2005 and $1.0 million in fiscal 2006.
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
     Advertising
     The Company’s advertising costs, net of vendor allowances for co-operative advertising, are recognized in the period the advertising is incurred and are included in selling, general and administrative expenses. Advertising costs, net of vendor allowances, were $29.7 million, $31.1 million and $35.4 million in fiscal 2004, 2005 and 2006, respectively.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Advertising Allowances
     A significant portion of the Company’s advertising expenditures is in the form of twice weekly print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. The Company recognized the portion of co-operative advertising allowances directly related to the fair value of advertising as a reduction in advertising costs. The Company analyzes, on a monthly basis, the direct out-of-pocket costs for printing and distributing its print ads. Using the number of ads in a typical twice weekly advertisement, the actual direct costs of an individual advertisement is determined. The cost determined is deemed to be the fair value of advertising. The amount of co-operative advertising allowance recognized as a reduction in advertising expense was $7.1 million in fiscal 2004 and fiscal 2005 and $6.1 million in fiscal 2006. The amount of advertising costs in excess of the fair value of advertising is recorded as a reduction in cost of goods sold.
     Leases
     Certain of the Company’s operating leases provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for minimum step rents when the amount of rent expense exceeds the actual lease payments and it reduces the deferred rent liability when the actual lease payments exceeds the amount of straight-line rent expense. Rent holidays and tenant improvement allowances for store remodels are amortized on the straight-line basis over the initial term of the lease and any option period that is reasonably assured of being exercised.
     Recent Accounting Pronouncements
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 states that fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts and establishes a hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Recent Accounting Pronouncements (contd.)
     In October 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires an entity to (1) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the employer’s fiscal year end and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS No. 158 has a two tiered effective date with recognition of funded status of defined benefit postretirement plan and disclosure requirements effective for fiscal years ending after June 15, 2007 for non-public entities and all other requirements effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 158 on its consolidated financial statements.
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
Condensed Pro Forma Results of Operations
(in thousands, except per share amounts)

Fiscal Year Ended
Sept. 26,
2004

Sales	$3,771,647

Income before income taxes	$112,541

Net income	$69,921

Earnings per share	$1,825.56

     Prior to the Company obtaining 100% ownership of Santee, the Company recognized income of $0.9 million in fiscal 2004. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.
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

     The value of the non-compete agreement is being amortized over three years, the term of the agreement. Goodwill is not amortized, but is tested for impairment annually and between annual tests if certain circumstances occur. For tax purposes, goodwill is amortized on a straight-line basis over fifteen years.
Note 4 — Goodwill
     The Company tests its goodwill by comparing the fair value, calculated using a discounted cash flow method for the Company’s Retail reporting unit, the only reporting unit which has goodwill, to the respective carrying value of the Retail reporting unit. The Company has identified the assets and liabilities of the Retail reporting unit, including goodwill, to determine its carrying value. Goodwill is considered impaired if the carrying value exceeds the fair value of the reporting unit. As of September 24, 2006, the Company performed this assessment and determined there was no indication of goodwill impairment. Goodwill was $2.9 million as of September 25, 2005 and September 24, 2006. The Company had no goodwill as of September 26, 2004.
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
Note 6 — Debt
     Long-term debt consisted of the following:

	Fiscal Year Ended
	Sept. 26,	Sept. 25,	Sept. 24,
	2004	2005	2006
	(In thousands)

Floating Rate Senior Notes due 2010	$175,000	$175,000	$175,000
8.125% Senior Notes due 2012	525,000	525,000	525,000

Total long-term debt	$700,000	$700,000	$700,000

     Interest on the Floating Rate Notes due June 2010, is payable quarterly in arrears on March 15, June 15, September 15 and December 15. The interest rate on the Floating Rate Senior Notes is reset quarterly equal to LIBOR plus 3.50%. The interest rate in effect on the Floating Rate Senior Notes at September 24, 2006 was 8.89%. Principal on the Floating Rate Senior Notes is due in the fiscal year 2010.
     Interest on the 8.125% Senior Notes due June 2012, is payable semi-annually in arrears on June 15 and December 15. Principal on the 8.125% Senior Notes is due in the fiscal year 2012.
     Interest capitalized during fiscal years 2004, 2005 and 2006 amounted to $323,000, $1.1 million and $4.3 million, respectively. Interest expense incurred, before the effect of capitalized interest, during 2004, 2005 and 2006 amounted to $54.3 million, $58.3 million and $61.5 million, respectively.
     The Company is subject to certain covenants associated with its 8.125% Senior Notes due 2012 and its Floating Rate Senior Notes due 2010. As of September 24, 2006, the Company was in compliance with all such covenants.

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
     As of September 24, 2006, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. The Company is also subject to certain covenants associated with its 8.125% Senior Notes due 2012 and its Floating Rate Senior Notes due 2010. As of September 24, 2006, the Company was in compliance with all such covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
     The Company had no short-term borrowings outstanding at the end of fiscal years 2004, 2005 and 2006, and the Company did not incur any short-term borrowings during fiscal years 2004, 2005 and 2006.
Note 8 — Leases
     The Company leases the majority of its retail stores, offices and distribution facilities. Certain of the operating leases provide for minimum annual payments that change over the life of the lease. The Company expenses rental costs that are incurred during new store construction in the period incurred.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 8 — Leases (contd.)
     Certain of the Company’s operating leases provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for minimum step rents when the amount of rent expense exceeds the actual lease payments and it reduces the deferred rent liability when the actual lease payments exceeds the amount of straight line rent expense. Rent holidays and tenant improvement allowances for store remodels are amortized on the straight-line basis over the initial term of the lease and any option period that is reasonably assured of being exercised. Certain of the Company’s operating leases are subject to contingent rent based upon the sales volume of the store subject to the lease. The Company accrues for contingent rent when the amount of contingent rent exceeds minimum lease payments. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.
     Following is a summary of future minimum lease payments as of September 24, 2006:

		Operating
		Leases
	Capital	Minimum
	Leases	Payments
	(In thousands)

2007	$2,297	$36,286
2008	2,114	30,731
2009	2,109	22,215
2010	2,109	20,157
2011	2,100	17,189
Thereafter	2,662	141,980

Total minimum lease payments	13,391	$268,558

Less amounts representing interest	5,043

Present value of minimum lease payments	8,348
Less current portion	1,054

Long-term portion	$7,294

Rental expense and sublease income were as follows:

	Sept. 26, 2004	Sept. 25, 2005	Sept. 24, 2006
Minimum rentals	$27,854	$29,491	$30,827
Rentals based on sales	$13,427	$12,838	$14,092
Sublease income	$1,258	$1,283	$1,327
     Aggregate sublease income to be received subsequent to September 24, 2006 is approximately $2.1 million.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 9 — Income Taxes
     The provision for income taxes consisted of the following:

	Sept. 26, 2004	Sept. 25, 2005	Sept. 24, 2006
	(in thousands)

Current
Federal	$43,564	$15,662	$16,092
State	12,248	5,190	3,957

	55,812	20,852	20,049

Deferred
Federal	(14,734)	(4,564)	(1,394)
State	(1,876)	(2,626)	(710)

	(16,610)	(7,190)	(2,104)

Income tax expense	$39,202	$13,662	$17,945

     A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

	Sept. 26, 2004	Sept. 25, 2005	Sept. 24, 2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax benefit	5.8	5.8	5.8
Change in valuation allowance	—	(3.6)	—
Change for contingent tax matters	(5.5)	—	—
Tax credits	(0.4)	(2.3)	(1.4)
Other	0.5	(0.7)	1.4

Effective tax rate	35.4%	34.2%	40.8%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 9 — Income Taxes (contd.)
     Components of deferred income taxes are as follows:

	Sept. 26, 2004	Sept. 25, 2005	Sept. 24, 2006
	(in thousands)
Deferred income tax assets:
Self-insurance reserves	$24,142	$24,607	$21,661
Phantom stock	16,407	20,520	21,661
Payroll liabilities	8,604	9,477	9,645
State franchise tax	4,388	1,817	1,385
Inventories	2,233	2,349	2,211
Income deferred for book purposes	1,472	2,023	1,775
Tax credits and operating loss carry forwards	9,134	5,569	4,718

Total deferred income tax assets	66,380	66,362	63,056

Deferred income tax liabilities:
Property and equipment	(37,589)	(34,096)	(28,577)
Other assets	(1,751)	(2,058)	(2,058)
Investment in unconsolidated affiliate	(1,681)	(1,681)	(1,681)
Other, net	(56)	(93)	(286)

Total deferred income tax liabilities	(41,077)	(37,928)	(32,602)

Net deferred taxes before valuation allowance	25,303	28,434	30,454

Valuation allowance	(2,096)	(673)	—

Net deferred income tax assets	$23,207	$27,761	$30,454

     As of September 24, 2006, the Company had approximately $12.8 million of federal net operating loss carryforwards which expire beginning in 2011 through 2019 if not utilized, approximately $278,000 of state net operating loss carryforwards which expire 2011 if not utilized, and $89,000 of state manufacturers tax credits which expire between 2007 and 2009. The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that more likely than not will not be realized. Although there can be no assurances as to future taxable income of the Company, the Company believes that its expectations of future taxable income, when combined with the income taxes paid in prior years and established valuation reserves, will be adequate to realize the deferred income tax assets.
     The Company establishes deferred tax liabilities for anticipated tax timing differences where payment of tax is anticipated. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and the amounts may be adjusted over time as additional information becomes known. The effects of changes to accrued liabilities related to tax matters and a state tax contingent item that expired in fiscal 2006 resulted in a decrease in tax expense of approximately $650,000 in fiscal 2006.

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
     The following tables provide a reconciliation of the changes in the pension plan’s benefit obligation and fair value of assets for fiscal years ending and a statement of the funded status as of the fiscal year ended September 26, 2004, September 25, 2005 and September 24, 2006:

	Sept. 26,	Sept. 25,	Sept. 24,
	2004	2005	2006
	(in thousands)

Change in benefit obligation:
Beginning balance	$41,354	$47,132	$55,192
Service cost	2,218	2,577	2,715
Interest cost	2,489	2,864	2,970
Actuarial (gain) loss	1,754	4,274	(2,030)
Benefit payments	(683)	(1,655)	(1,469)

Ending balance	$47,132	$55,192	$57,378

Change in fair value of plan assets:
Beginning balance	$27,792	$29,811	$31,648
Actual return on plan assets	515	189	1,188
Employer contributions	2,187	3,303	7,299
Benefit payments	(683)	(1,655)	(1,469)

Ending balance	$29,811	$31,648	$38,666

Funded status:
Fair value of plan assets	$29,811	$31,648	$38,666
Projected benefit obligation	47,132	55,192	57,378

Funded status	(17,321)	(23,544)	(18,712)
Adjustment for difference in book and tax basis of assets
Unamortized prior service cost	2	5	7
Unrecognized loss	15,843	20,504	17,920

Prepaid pension cost	$(1,476)	$(3,035)	$(785)

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 10 — Retirement Plans (contd.)
     The following table provides the components of fiscal 2004, 2005 and 2006 net pension expense:

	Sept. 26,	Sept. 25,	Sept. 24,
	2004	2005	2006
	(in thousands)

Expected return on assets	$(1,944)	$(1,485)	$(1,704)
Service cost	2,218	2,577	2,715
Interest cost	2,489	2,864	2,970
Amortization of unrecognized obligations	27	—	—
Amortization of prior service cost	(2)	(2)	(2)
Amortization of recognized losses	720	908	1,070

Net pension expense	$3,508	$4,862	$5,049

Actuarial assumptions used to determine net pension expense were:

Discount rate	6.00%	6.00%	5.50%
Rate of increase in compensation levels	4.00%	4.00%	3.00%
Expected long-term rate of return on assets	7.00%	5.00%	5.00%
Actuarial assumptions used to determine year-end projected benefit obligation were:

Weighted-average discount rate	6.00%	5.50%	5.80%
Weighted-average rate of compensation increase	4.00%	3.00%	3.00%
Expenses recognized for this retirement plan were $3.8 million, $5.5 million and $5.6 million in 2004, 2005 and 2006, respectively.
     The Company has adopted and implemented and investment policy for the defined benefit pension plan that incorporates a strategic long-term asset allocation mix designed to meet the Company’s long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. The following table summarizes actual allocations for the Company’s plan at the end of fiscal 2004, 2005 and 2006:

		Sept. 26,	Sept. 25,	Sept. 24,
	Target	2004	2005	2006
			(in thousands)

Asset category:
U.S. government obligations	89%	99%	99%	88%
Company notes and bonds	10%	0%	0%	0%
Cash and other	1%	1%	1%	12%

Total	100%	100%	100%	100%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 10 — Retirement Plans (contd.)
     The investment policy is for the fund to earn long-term investment returns in excess of inflation, which is at least equal to the actuarial discount rate used to calculate the plan’s liability. The protection of principle is the focus of the investment policy.
The Company expects to contribute approximately $6.8 million to its defined benefit pension plan during 2007.
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in thousands):

Pension
Benefits
2007	$2,040
2008	1,369
2009	1,925
2010	2,722
2011	2,941
2012 — 2016	19,823
Profit Sharing Plan
     The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $1.0 million, $1.1 million and $1.1 million in 2004, 2005 and 2006, respectively.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 10 — Retirement Plans (contd.)
     The Company’s expense for these retirement plans and health and welfare plans consisted of the following:

	Sept. 26,	Sept. 25,	Sept. 24,
	2004	2005	2006
	(in thousands)

Multi-Employer Pension Plans	$36,030	$34,344	$38,022
Multi-Employer Health and Welfare	133,937	102,518	92,905

Total Multi-Employer Benefits	$169,967	$136,862	$130,927

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
     Short-Term Investments
     The carrying amount approximates fair value because of the short-term maturity of these instruments.
     Receivables
     The carrying amount approximates fair value because of the short-term maturity of these instruments.
     Long-Term Receivable
     Although market quotes for the fair value of the Company’s long-term receivable are not readily available, the Company believes the stated value approximates fair value.

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
     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	September 24, 2006
	(In thousands)
	Carrying	Fair
	Amount	Value

Cash and cash equivalents	$198,545	$198,545
Short-term investments	$26,849	$26,849
Receivables	$39,173	$39,173
Long-term receivable	$12,160	$12,160
Long-term debt	$700,000	$704,375
Capitalized lease obligations	$8,348	$8,348
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
     In May of 2005, a California based company known as Whyrunout.com made a claim against Markets for alleged breach of an agreement for grocery home delivery services alleging in excess of $10 million in damages. On September 12, 2006, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement and Release Agreement”) with Whyrunout.com, Inc. The Settlement and Release Agreement resolved all disputes between Markets and Whyrunout.com, Inc., under a Second Exclusive Delivery Service Agreement (the “Delivery Agreement”), without either party admitting liability. Under the Settlement and Release Agreement, Markets agreed to make a one time payment to Whyrunout.com, Inc. of $3,650,000, which was paid on September 21, 2006, the Delivery Agreement was terminated and each party released the other from any and all current and future claims.
     In April 2006, the landlord under a Ground Lease for a supermarket location filed an Unlawful Detainer Action alleging that Markets failed to timely exercise its option to extend the term of the Ground Lease. In addition to the Ground Lease, there is a Sub-Ground Lease which requires the landlord under the Ground Lease to attorn to the Sub-Ground Lease which would preserve Markets’ rights under the Ground Lease except for an alleged increase in rent. The amount of additional rent cannot be reasonably determined at this time. Markets intends to vigorously defend its rights and believes that any liability for additional rent will not be material to the consolidated statements of operation and financial position.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 14 — Phantom Stock Plan
     The Company maintains a phantom stock plan for certain executives of Markets. Mr. Jack H. Brown is not eligible to receive awards. Awards under the plan are for units that have an assigned value. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any unvested awards under the plan will terminate and no payment will be made. As of September 26, 2004, September 25, 2005 and September 24, 2006, there were 702,000, 703,000 and 773,000 units outstanding, respectively. The Company recognized an expense for the plan of $23.8 million, $10.1 million and $8.6 million in 2004, 2005 and 2006, respectively.
Note 15 — Related Party Transactions
     On June 17, 2004, the Company paid a $45.0 million dividend to La Cadena Investments, the sole stockholder of the Company. On July 25, 2006 the Company paid a $5.0 million dividend to La Cadena Investments.
     The Company paid legal fees of $4.8 million, $1.2 million and $3.4 million in fiscal 2004, 2005 and 2006, respectively, to the law firm of Varner & Brandt LLP. Mr. Bruce D. Varner is the Managing Partner of Varner & Brandt LLP and is also a director of the Company. Mr. Varner received director fees of $52,000, $52,500, $51,500 in 2004, 2005 and 2006, respectively. Mr. Varner was one of the named defendants in the legal proceedings between Markets, Santee and Hughes and Mr. Varner received $100,000 in fiscal 2004 as part of litigation settlement between Markets and Hughes.
Note 16 — Stock Redemption
     On January 30, 2006, the Company redeemed and retired 1,406 shares of its Class A Common Stock for $18,750,000. The redemption was for shares held by the Moseley Family Revocable Trust (the “Moseley Trust”). As of September 24, 2006, based upon the Company’s consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ indenture and, after taking into consideration the January 2006 payment to the Moseley Trust and the July 2006 dividend payment, the Company had the ability and right to pay a restricted payment of up to $30.8 million.
Note 17 — Corporate Office and Distribution Facilities
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 17 — Corporate Office and Distribution Facilities (contd.)
     The NAFB site will be used to relocate and consolidate Markets’ corporate office and all distribution facilities to a single integrated facility from the 13 distribution buildings at 7 different locations in 4 cities currently in use. This site is located within eight miles of the main distribution facility in Colton, California so there will be no appreciable change in the average distance between the new facility and Markets’ retail supermarkets. The facility will consist of approximately 2.1 million square feet and will include Markets’ corporate office, training facilities, truck maintenance and other support facilities required for consolidation of all of its Southern California office, distribution and maintenance operations. The new distribution facility will increase square footage and storage capacity from an existing 1.6 million square feet with a storage capacity of approximately 4.1 million cubic feet to 1.7 million square feet with a storage capacity of approximately 6.7 million cubic feet and the facility will be designed to allow for future expansion that would provide total square footage of 2.1 million square feet with a storage capacity of approximately 8.0 million cubic feet. The projected increase in cubic foot storage capacity of 61.7% under the initial build-out and the increase of 92.7% with the future expansion will result primarily from the new facilities’ clear height being higher than the Company’s existing facilities. Taking into account the increased construction costs, including labor, raw materials, steel, concrete and asphalt, the projected net cost of the facility is approximately $295 million. Construction of the facility will be in three components: 1 — corporate offices and satellite buildings; 2 — dry goods warehouse; and 3 — perishable warehouse. Acquisition of the project property from IVDA was completed in January of 2006 and rough grading and site work on the project property commenced in February of 2006. Construction of the first component commenced in September of 2006 with completion scheduled for September of 2007; construction of the second component commenced in November of 2006 with completion scheduled for January of 2008; and construction of the third component is planned to commence in February of 2007 with completion in July of 2008.
     As part of the Owner Participation Agreement with the IVDA, the Company will receive certain tax increment revenues attributed to the project. Qualifying redevelopment expenditures in furtherance of the project will be established as a note receivable, which will bear interest at a rate of 5.0% per annum. The note receivable and interest will be paid over time through the tax increment revenue. Qualifying expenditures include such cost as demolition costs, city and other governmental fees, infrastructure costs, utility costs and offsite improvements. As of September 24, 2006, the Company had spent $12.2 million in qualifying expenditures, which has been classified as a long-term receivable.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 18 — Quarterly Results (unaudited)
     Quarterly results for fiscal 2004, 2005 and 2006 are as follows (in thousands except per share amounts):

				Net	Average	Earnings
		Gross	Operating	Income	Shares	(Loss)
	Sales	Profit	Profit	(Loss)	Outstanding	Per Share
Fiscal 2004 Quarters
13 weeks ended 12/28/03	$1,026,553	$304,882	$70,407	$34,551	38,301	$902.09
13 weeks ended 03/28/04	989,418	296,339	72,538	30,187	38,301	788.15
13 weeks ended 06/27/04	847,983	224,723	28,060	(5,863)	38,301	(153.08)
13 weeks ended 09/26/04	840,928	226,126	27,452	12,566	38,301	328.09

	$3,704,882	$1,052,070	$198,457	$71,441	38,301	$1,865.25

Fiscal 2005 Quarters
13 weeks ended 12/26/04	$839,065	$217,009	$18,400	$3,263	38,301	$85.19
13 weeks ended 03/27/05	842,852	218,242	19,258	3,600	38,301	93.99
13 weeks ended 06/26/05	840,430	231,595	25,125	7,276	38,301	189.97
13 weeks ended 09/25/05	849,896	237,262	28,865	12,107	38,301	316.11

	$3,372,243	$904,108	$91,648	$26,246	38,301	$685.26

Fiscal 2006 Quarters
13 weeks ended 12/25/05	$867,009	$226,715	$17,592	$3,332	38,301	$87.00
13 weeks ended 03/26/06	863,545	232,512	23,442	6,176	37,442	164.95
13 weeks ended 06/25/06	885,948	229,700	24,351	5,742	36,895	155.63
13 weeks ended 09/24/06	891,379	241,432	27,576	10,816	36,895	293.16

	$3,507,881	$930,359	$92,961	$26,066	37,386	$697.21