Form 10-Q
period 2006-12-24
STATER BROS HOLDINGS INC
filed 2007-02-07
CIK 882829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from ___to ___
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
As of February 7, 2007, there were issued and outstanding
36,895 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
December 24, 2006

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 24,	Dec. 24,
	2006	2006
		(Unaudited)
Current assets
Cash and cash equivalents	$198,545	$221,094
Restricted cash	24,121	8,121
Short-term investments	26,849	—
Receivables, net of allowance of $936 and $752	35,310	42,030
Income tax receivables	3,863	—
Inventories	196,031	198,879
Prepaid expenses	8,513	9,465
Deferred income taxes	21,609	21,215

Total current assets	514,841	500,804

Property and equipment
Land	110,479	111,236
Buildings and improvements	323,805	338,580
Store fixtures and equipment	397,491	403,394
Property subject to capital leases	25,836	25,836

	857,611	879,046

Less accumulated depreciation and amortization	360,538	373,342

	497,073	505,704

Deferred debt issuance costs, net	15,972	15,211
Deferred income taxes, long-term	8,845	10,691
Long-term receivable	12,160	15,701
Goodwill	2,894	2,894
Other assets	6,307	6,641

	46,178	51,138

Total assets	$1,058,092	$1,057,646

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S DEFICIT

	Sept. 24,	Dec. 24,
	2006	2006
		(Unaudited)
Current liabilities
Accounts payable	$155,827	$149,111
Accrued payroll and related expenses	55,582	54,242
Accrued income taxes	—	4,282
Other accrued liabilities	69,098	59,611
Current portion of capital lease obligations	1,054	972

Total current liabilities	281,561	268,218

Long-term debt	700,000	700,000
Capital lease obligations, less current portion	7,294	7,056
Long-term portion of self-insurance and other reserves	33,112	33,761
Long-term deferred benefits	43,573	46,266
Other long-term liabilities	3,631	3,522

Total liabilities	1,069,171	1,058,823

Commitment and Contingencies

Stockholder’s deficit
Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 36,895	—	—
Additional paid-in capital	9,382	9,382
Retained deficit	(20,461)	(10,559)

Total stockholder’s deficit	(11,079)	(1,177)

Total liabilities and stockholder’s deficit	$1,058,092	$1,057,646

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Dec. 25,	Dec. 24,
	2005	2006
Sales	$867,009	$904,067
Cost of goods sold	640,294	662,177

Gross profit	226,715	241,890

Operating expenses
Selling, general and administrative expenses	198,765	201,801
Depreciation and amortization	10,358	11,884

Total operating expenses	209,123	213,685

Operating profit	17,592	28,205

Interest income	2,510	2,826
Interest expense	(14,576)	(14,285)
Other expenses, net	(76)	(171)

Income before income taxes	5,450	16,575

Income taxes	2,118	6,673

Net income	$3,332	$9,902

Earnings per share	$87.00	$268.38

Average common shares outstanding	38,301	36,895

Shares outstanding at end of period	38,301	36,895

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	13 Weeks Ended
	Dec. 25,	Dec. 24,
	2005	2006
Operating activities:
Net income	$3,332	$9,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,310	14,851
Amortization of debt issuance costs	761	761
Deferred income taxes	1,767	(1,452)
Loss on disposals of assets	116	215
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(2,600)	16,000
Increase in receivables	(1,837)	(5,232)
Decrease in income tax receivables	352	3,863
Increase in inventories	(23,774)	(2,848)
Increase in prepaid expenses	(2,540)	(952)
(Increase) decrease in other assets	29	(338)
Increase (decrease) in accounts payable	8,640	(6,716)
Increase in accrued income taxes	—	4,282
Decrease in other accrued liabilities	(20,078)	(10,827)
Increase in long-term reserves	1,388	3,233

Net cash provided by (used in) operating activities	(21,134)	24,742

Financing activities:
Principal payments on capital lease obligations	(284)	(320)

Net cash used in financing activities	(284)	(320)

Investing activities:
Decrease in short-term investments	—	26,849
Increase in store construction reimbursements	(895)	(1,488)
Increase in long-term receivable	—	(3,541)
Purchase of property and equipment	(21,530)	(23,709)
Proceeds from sale of property and equipment	6	16

Net cash used in investing activities	(22,419)	(1,873)

Net increase (decrease) in cash and cash equivalents	(43,837)	22,549
Cash and cash equivalents at beginning of period	263,397	198,545

Cash and cash equivalents at end of period	$219,560	$221,094

Interest paid	$24,958	$25,595
Income taxes paid	$—	$—
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 24, 2006
Note 1 – Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended December 24, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.
     The consolidated balance sheet at December 24, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     For further information, refer to the consolidated financial statements and footnotes thereto included in Stater Bros. Holdings Inc.’s (the Company) report on Form 10-K for the year ended September 24, 2006.
Note 2 – Reclassifications
     Certain amounts in the prior periods have been reclassified to conform to the current period financial statement presentation.
Note 3 – Recent Accounting Pronouncements
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
DECEMBER 24, 2006
Note 4 – Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 5 – Restricted Cash
     Restricted cash represents cash that has been contractually set aside as collateral for certain workers’ compensation and general liability self-insurance reserves. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents.
Note 6 – Retirement Plans
     The Company has a noncontributory defined benefit pension plan covering substantially all non-union employees. The plan provides for benefits based on an employee’s compensation during the eligibility period while employed with the Company. The Company’s funding policy for this plan is to contribute annually at a rate that is intended to provide sufficient assets to meet future benefit payment requirements. Market value of plan assets is calculated using fair market values as provided by third-party trustees. The plan’s investments include cash, which earns interest, and governmental securities and other short-term investments, all of which have quoted market values.
     The following table provides the components of net periodic pension expense:

	Dec. 25,	Dec. 24,
	2005	2006
Expected return on assets	$(426)	$(519)
Service cost	679	683
Interest cost	743	817
Amortization of prior service cost	(1)	(1)
Amortization of recognized losses	268	215

Net pension expense	$1,263	$1,195

Actuarial assumptions used to determine net pension expense were:
Discount rate	5.50%	5.80%
Rate of increase in compensation levels	3.00%	3.00%
Expected long-term rate of return on assets	5.00%	5.00%
Note 7 – Segments
     The Company has two operating segments: Retail and Dairy Manufacturing. Separate disclosures for the Dairy Manufacturing segment have not been made as sales, profits and total assets for this segment are less than 10% of consolidated sales, profits and total assets of the Company.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 24, 2006
Note 8 – Subsidiary Guarantee
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
Note 9 – Corporate Office and Distribution Facilities
     Markets has commenced construction of new corporate office and distribution facilities on approximately 160 acres of real property located on the former Norton Air Force Base (“NAFB”) in the City of San Bernardino, California. Markets entered into an Owner Participation Agreement with the Inland Valley Development Agency, a joint powers agency (“IVDA”), which is the entity responsible for the redevelopment of NAFB, to acquire approximately 144 acres of the project property owned by IVDA which transaction closed on January 6, 2006. Of the 160 acre project site, 16 acres were privately owned. The agreement with IVDA requires Markets to acquire all of the privately owned property within the project site; to relocate all tenants and other business owners occupying buildings on the project site; to construct and complete the corporate office and distribution facilities and to obtain all City of San Bernardino building permits and entitlements required for construction of the facilities. Markets has successfully completed acquisition of all of the privately owned parcels within the project site. Markets also entered into an agreement with Hillwood/San Bernardino LLC (“Hillwood”), the master developer of NAFB, to share costs associated with the infrastructure improvements including water, sewer, streets and utilities, which will be required by the City of San Bernardino for the project. On December 21, 2006, an $8.0 million letter of credit used by Markets to secure its commitment with Hillwood for infrastructure improvements was released by Hillwood and the letter of credit was cancelled.
     The NAFB site will be used to relocate and consolidate Markets’ corporate office and all distribution facilities to a single integrated facility from the 13 distribution buildings at 7 different locations in 4 cities currently in use. This site is located within eight miles of the main distribution facility in Colton, California so there will be no appreciable change in the average distance of approximately 39 miles from our distribution facility to our supermarkets. The facility will consist of approximately 2.1 million square feet and will include Markets’ corporate office, training facilities, truck maintenance and other support facilities required for consolidation of all of its Southern California office, distribution and maintenance operations. The new distribution facility will increase square footage and storage capacity from an existing 1.6 million square feet with a storage capacity of approximately 4.1 million cubic feet to 1.7 million square feet with a storage capacity of approximately 6.7 million cubic feet and the facility will be designed to allow for future expansion that would provide total square footage of 2.1 million square feet with a storage capacity of approximately 8.0 million cubic feet. The projected increase in cubic foot storage capacity of 61.7% under the initial build-out and the increase of 92.7% with the future expansion will result primarily from the new facilities’ clear height being higher than the Company’s existing facilities. Taking into account the increased construction costs, including labor, raw materials, steel, concrete and asphalt, the projected net cost of the facility is approximately $295 million. Construction of the facility will be in three components: 1 — corporate offices and satellite buildings; 2 — dry goods warehouse; and 3 — perishable warehouse.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 24, 2006
Note 9 – Corporate Office and Distribution Facilities (contd.)
     Acquisition of the project property from IVDA was completed in January of 2006 and rough grading and site work on the project property commenced in February of 2006. Construction of the first component commenced in September of 2006 with completion scheduled for September of 2007; construction of the second component commenced in November of 2006 with completion scheduled for January of 2008; and construction of the third component is planned to commence in April of 2007 with completion in July of 2008.
     As part of the Owner Participation Agreement with the IVDA, the Company will receive certain tax increment revenues attributed to the project. Qualifying redevelopment expenditures in furtherance of the project will be established as a note receivable, which will bear interest at a rate of 5.0% per annum. The note receivable and interest will be paid over time through the tax increment revenue. Qualifying expenditures include such cost as demolition costs, city and other governmental fees, infrastructure costs, utility costs and offsite improvements. As of December 24, 2006, the Company had spent $15.7 million in qualifying expenditures, which has been classified as a long-term receivable.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART I — FINANCIAL INFORMATION (contd.)
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires the use of estimates and judgments on the part of management. We base our estimates on the our historical experience combined with management’s understanding of current facts and circumstances. We believe that the following critical accounting policies are the most important to our consolidated financial statement presentation and require the most difficult, subjective and complex judgments on the part of management.
Self-Insurance Reserves
We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by us are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. Recent legislative actions within California and efforts we have made within our stores to reduce claims have somewhat limited the severity of workers’ compensation claims. However, no assurances can be given that future legislative events, medical expenses and other loss factors will not require a change in our estimates. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.8% and 5.5% for the thirteen weeks ended December 24, 2006 and December 25, 2005, respectively. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. As of December 24, 2006, if the rate utilized to discount the reserves were increased or decreased by 1%, the reserves for self insurance would have been $1.1 million higher or $1.1 million lower.
Employee Benefit Plans
The determination of our obligation and expense for pension benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions are disclosed in Note 6 – Retirement Plans in the accompanying notes to the Consolidated Financial Statements contained herein and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in the assumptions may materially affect our pension obligations and expense for pension benefits.
For the first quarter of fiscal 2007, the discount rate used to calculate the net periodic pension cost was 5.8%. If the rate used to discount the net periodic pension cost was 4.8%, net periodic pension cost would have been $208,000 higher than the cost calculated at a 5.8% discount rate. If the rate used to calculate the net periodic pension cost was 6.8%, net periodic pension cost would have been $175,000 lower than the cost calculated at the 5.8% discount rate.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES (contd.)
Employee Benefit Plans (contd.)
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
Goodwill
We review goodwill for impairment annually on a reporting unit level or more frequently if impairment indicators arise. Our Retail reporting unit is the only reporting unit that has goodwill. We determine the fair value of the reporting unit by utilizing a discounted projected cash flows compared to its carrying value of the reporting unit for purposes of identifying impairment. Our evaluation of goodwill impairment requires extensive use of accounting judgment and financial estimates. Use of alternative assumptions such as projected sales and margins and anticipated future cash flows could provide significantly different results. The fair value of estimates could change in the future depending on internal and external factors including control of labor costs, actions of competitors and the effect of future collective bargaining agreements.

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
Gift Cards and Certificates
We recognizes a liability when gift cards or gift certificates are sold and recognizes sales revenue when the gift cards or gift certificates are used to purchase our products. Gift cards do not have an expiration date and we do not charge any service fees that cause a decrement to customer balances. While we will indefinitely honor all redeemable gift cards presented for payment, we may determine the likelihood of redemption to be remote for unredeemed card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent there is no requirement for remitting card balances to government agencies under unclaimed property laws, gift card balances may be recognized in other income.
Significant Accounting Policies
In addition to the critical accounting policies disclosed above, there are certain accounting policies that we have adopted that may differ from policies of other companies within the same industry. Such differences in the treatment of these policies may be important to the readers of our report on Form 10-Q and our unaudited consolidated financial statements contained herein. For further information regarding our accounting policies, refer to the significant accounting policies included in the notes to the consolidated financial statements contained herein and in our report on Form 10-K for the year ended September 24, 2006.

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
During the first quarter of fiscal 2007, we opened one new supermarket in Highland California and closed one store in Pomona, California which was under performing and whose lease had expired. During the quarter, we completed two major remodels and were engaged in major remodels on two stores. As of December 24, 2006, we had one new store under construction. We continually evaluate our stores for profitability, strategic positioning, impact of competition and sales growth potential and make store opening, store remodel and store closure decisions based on such evaluations.
In the first quarter of fiscal 2007, our sales grew 4.3% over the prior year. The timing of the Christmas holiday added one more sales day in first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Christmas day, the only day that our stores are closed, fell in the second quarter of fiscal 2007 while Christmas day fell in the first quarter of fiscal 2006. For the remainder of fiscal 2007, we anticipate that our sales will continue to grow as we plan to open an additional two supermarkets by the end of our fiscal year. We continue to focus on expansion of sales in our existing supermarkets. Our future growth strategy is to continue to construct supermarkets in core market areas and expand or remodel existing supermarkets based upon our review of marketing trends.
Our consolidated gross profit margin, as a percentage of sales, increased from the previous year quarter primarily as a result of our efforts during the Thanksgiving and Christmas holidays to reduce the level of promotional discounting. Our marketing area of Southern California continues to be highly competitive and in flux. We anticipate increased competition from new competitors moving into our marketing area. Additionally, the ultimate impact of Supervalu’s recent acquisition of the Albertson stores in Southern California remains unknown and, to date, we have not experienced any major change in their marketing format. Competition from the other two major national chains, as well as ethnic markets, will continue to be on-going.
Construction continues on schedule on our new corporate office and distribution facilities. Our corporate office, dry grocery warehouse and ancillary buildings are currently under construction and we anticipate beginning construction on our perishable building in April 2007. During fiscal 2007, we anticipate the completion of the corporate office and ancillary buildings, with the dry grocery building being completed in the first half of fiscal 2008 and the perishable building being completed by the end of fiscal 2008. Once completed, the new corporate office and distribution facilities will allow us to become even more efficient as we will be able to ship from one location rather than our current seven locations.
Subsequent to December 24, 2006, we completed negotiations on a new collective bargaining agreement with the United Food and Commercial Workers (“UFCW”), which will be effective in March of 2007. The UFCW members voted to accept the new collective bargaining agreement on January 17, 2007. Portions of the agreement related to benefits are dependent on the employee benefits that the UFCW negotiates with our three major competitors. The UFCW plans to negotiate separately with each of the major chains. The financial terms negotiated with each chain may be significantly different from each other and could create either a financial advantage or disadvantage. Accordingly, we do not know the financial impact the new collective agreement may have on our future operations.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW (contd.)
Santee’s collective bargaining agreement with the Teamsters, which affects approximately 300 employees, expires in March of 2007. We have had preliminary discussions with the Teamsters and anticipate negotiating a collective bargaining agreement that is mutually acceptable by all parties. At this time we do not know what form this agreement may take, nor the financial impact that it may have on our future operations.
RESULTS OF OPERATIONS

	Fiscal Period Ended		Change
	Dec. 25,	Dec. 24,	2006 to 2005
($ in thousands)	2005	2006	Dollar	%
Sales	$867,009	$904,067	$37,058	4.27%

Gross Profit	$226,715	$241,890	$15,175	6.69%
as a % of sales	26.15%	26.76%
Sales
The sales increase in the first quarter of fiscal 2007 over the same period in fiscal 2006 is the result of the opening of new stores, an increase in like store sales and the timing of Christmas day, the only day of the year that our stores are closed. Christmas day fell in the second quarter in fiscal 2007 and in the first quarter in fiscal 2006, which had the effect of adding an extra sales day to the first quarter of fiscal 2007.
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
Comparison between first quarter fiscal 2007 and first quarter fiscal 2006 is affected by the timing of Christmas day. We estimate that the timing of Christmas day added $12.1 million to fiscal 2007 first quarter sales. After taking into consideration the effect of Christmas day, like store sales increased $11.7 million or 1.4% over first quarter of fiscal 2006. In the first quarter of fiscal 2007, sales for Santee decreased $3.3 million and pharmacy sales increased $1.2 million over the first quarter of fiscal 2006. We have opened four new stores since September 25, 2005. These newly opened stores added approximately $22.3 million of sales to the first quarter of fiscal 2007. While like store sales were positive for the first quarter of fiscal 2007, like store sales were impacted by recent new store openings. We estimate that newly opened stores drew $6.9 million of their first quarter 2007 sales from existing stores. Since September 25, 2005 we have closed three stores, which decreased fiscal 2006 sales by approximately $7.1 million when compared to the prior year.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Gross Profit
The increase in gross profit margin, as a percentage of sales in the first quarter of fiscal 2007 over the same period for fiscal 2006 is attributed primarily to our efforts to reduce the level of promotional discounting during the current year’s Thanksgiving and Christmas holidays.
Operating Expenses and Income

	Fiscal Period Ended		Change
	Dec. 25,	Dec. 24,	2006 to 2005
($ in thousands)	2005	2006	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$198,765	$201,801	$3,036	1.53%
as a % of sales	22.93%	22.32%

Depreciation and amortization	$10,358	$11,884	$1,526	14.73%
as a % of sales	1.19%	1.31%

Operating profit	$17,592	$28,205	$10,613	60.33%
as a % of sales	2.03%	3.12%
Selling, General and Administrative Expenses
The decrease, as a percentage of sales, in selling, general and administrative expenses in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 is due primarily to a reduction of approximately 1.0%, as a percentage of sales, in union insurance and union bonuses, which was offset, in part, by an increase of 0.3%, as a percentage of sales, in option expense. The increase in option expense, as a percentage of sales, is attributed to the increase in our net income in the first quarter of fiscal 2007 as compared to the same period in the prior year. Our required payments under the existing union contract for insurance and bonuses were reduced in the current year compared to the same period of the prior year. The savings in union benefits may not be realized under the new collective bargaining agreement negotiated with the UFCW, which will take effect in March 2007. The full impact of the new union contract on our operations is not known at this time as the benefits portion of the contract will be based on the benefits negotiated between the UFCW and our three major competitors.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the first quarters of fiscal 2007 and fiscal 2006 is $263,000 and $230,000, respectively.
Depreciation and Amortization
The increase in depreciation expense in the first quarter of fiscal 2007 compared to the same period in fiscal 2006 is due primarily to new store construction, store remodels and other capital expenditures. Included in cost of goods sold is $3.0 million and $2.9 million of depreciation in the first quarters of fiscal 2007 and 2006, respectively, related to dairy production and warehousing and distribution activities.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Interest Income
Interest income was $2.8 million and $2.5 million for the first quarters of fiscal 2007 and 2006, respectively. Interest income has increased as the interest rate realized on our short-term investments has increased. We expect our interest income to decline in the future as cash on-hand is used in the construction of our new corporate office and distribution facilities.
Interest Expense
Prior to the effect of the amortization of capitalized interest, interest expense was $15.7 million and $15.1 million for the first quarter of fiscal 2007 and 2006, respectively. Capitalized interest was $1.4 million and $509,000 for the same period of fiscal 2007 and 2006, respectively. The increase in interest expense is attributed to the increased interest rate on the Floating Rate Senior Notes due 2010. The increase in capitalized interest in the fiscal 2007 first quarter over fiscal 2006 is attributed to the ongoing construction of the new corporate office and distribution facility.
Income Before Income Taxes
Income before income taxes amounted to $16.6 million and $5.5 million in the first quarters of fiscal 2007 and fiscal 2006, respectively.
Income Taxes
Income taxes amounted to $6.7 million and $2.1 million in the first quarters of fiscal 2007 and fiscal 2006, respectively. Our effective tax rate was 40.3% and 38.9% for the first quarters of fiscal 2007 and 2006, respectively. The change in effective tax rates is due primarily to more federal hiring tax credits being available in the prior year than were available in the current year.
Net Income
Net income for the first quarter of fiscal 2007 amounted to $9.9 million compared to $3.3 million in the first quarter of fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES
We historically fund our daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. Markets’ credit agreement, as amended and restated on June 17, 2004 expires in May 2007 and consists of a revolving loan facility for working capital and letters of credit of $75.0 million. The letter of credit facility is maintained pursuant to our workers’ compensation and general liability self-insurance requirements. In addition, Santee’s revolving line of credit includes a credit line of $5.0 million all of which may be used to secure letters of credit. As of December 24, 2006, between Markets’ and Santee’s credit agreements, we had $49.5 million of outstanding letters of credit and we had $30.5 million available under the revolving loan facilities.
We had no short-term borrowings outstanding as of December 24, 2006 and did not incur short-term borrowings during the quarterly period.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth our contractual cash obligations and commercial commitments as of December 24, 2006.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
8.125% Senior Notes due June 2012
Principal	$525,000	$—	$—	$—	$525,000
Interest	234,609	42,656	85,313	85,313	21,327

	759,609	42,656	85,313	85,313	546,327

Floating Rate Senior Notes due June 2010 (1)
Principal	$175,000	$—	$—	$175,000	$—
Interest	55,043	15,720	31,484	7,839	—

	230,043	15,720	31,484	182,839	—

Capital lease obligations (2)
Principal	$8,028	$972	$2,250	$3,029	$1,777
Interest	4,718	1,207	1,972	1,176	363

	12,746	2,179	4,222	4,205	2,140

Operating leases (2)	261,150	35,460	51,589	35,910	138,191

Total contractual cash obligations	$1,263,548	$96,015	$172,608	$308,267	$686,658

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby letters of credit (3)	$49,483	$49,483	$—	$—	$—

Total other commercial commitments	$49,483	$49,483	$—	$—	$—

(1)	Interest on the Floating Rate Notes is based on the Three-month LIBOR plus 3.50% and is set quarterly based on the Three-month LIBOR rate for the second London Banking Day preceding each interest period. The floating interest rate at December 24, 2006 was 8.86%.

(2)	We lease the majority of our retail stores, offices, warehouses and distribution facilities. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(3)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between January 2007 and October 2007.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $232.6 million at December 24, 2006 and $233.3 million at September 24, 2006, and our current ratio was 1.87:1 and 1.83:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for the thirteen weeks ended December 24, 2006 was $24.7 million compared to $21.1 million used in operating activities for the thirteen weeks ended December 25, 2005. Significant sources of cash from operating activities in the first quarter of fiscal 2007 included a reduction in restricted cash needed to secure workers’ compensation obligations and income from operations. Significant uses of cash from operations included decreases in accrued liabilities primarily from the timing of interest payments on long-term debt and the timing of payments for accounts payable.
Other significant uses of cash included $11.0 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. In addition, we expended $16.2 million on the new corporate office and distribution facilities, of which $3.5 million has been classified as a long-term receivable related to a tax increment to be received in future years. We estimate that remaining fiscal 2007 expenditures for the new corporate office and distribution facilities will be $173.1 million. We are funding the new corporate office and distribution facilities from cash allocated from the proceeds from the issuance of the 8.125% Senior Notes and Floating Rate Senior Notes. In addition, we are reviewing various financing options to fund any shortfalls that may occur between cash available and cash required to complete the new corporate office and distribution facilities. At this time we believe that available financing options will be sufficient to complete the project. However, there can be no assurances that such financing options will be available in the future.
As of December 24, 2006, based upon our consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ indenture and, after taking into consideration payments previously made, we had the ability and right to pay a restricted payment of up to $35.7 million.
We believe that operating cash flows and current cash reserves will be sufficient to meet our currently identified operating needs and scheduled capital expenditures. However, we may elect to fund some capital expenditures through operating leases or debt financing. There can be no assurance that such debt and lease financing will be available to us in the future.
The Credit Facilities
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

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The Credit Facilities (contd.)
As of December 24, 2006, for purposes of the credit facilities with Bank of America, Santee, Markets and Holdings were in compliance with all restrictive covenants. We are also subject to certain covenants associated with our 8.125% Senior Notes due 2012 and our Floating Rate Senior Notes due 2010. As of December 24, 2006, we were in compliance with all such covenants. However, there can be no assurance that Santee, Markets or Holdings will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
Labor Relations
Subsequent to December 24, 2006, we completed negotiations on a new collective bargaining agreement with the UFCW, which will be effective in March 2007 and has a three year term. The UFCW members voted to accept the new collective bargaining agreement on January 17, 2007. The Teamsters’ collective bargaining agreement was renewed in September 2005 and expires in September 2010. Santee’s collective bargaining agreement with the Teamsters was renewed in March 2004 and expires in March 2007.
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
DECEMBER 24, 2006
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
Item 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the costs and benefits of such controls and procedures.
As of the quarter ended December 24, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in ensuring that the information needed to make timely decisions regarding the required disclosures contained in this Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner to insure that the information required to be disclosed by us in this Report on Form 10-Q was recorded, processed, summarized and reported within the time period specified for filing of this Report on Form 10-Q.
During the quarter ended December 24, 2006, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

STATER BROS. HOLDINGS INC.
DECEMBER 24, 2006
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on the Company’s consolidated financial position or its results of operations.
For a description of legal proceedings, please refer to the footnote entitled “Litigation Matters” contained in the Notes to Consolidated Financial Statements section of the Company’s Form 10-K for the fiscal year ended September 24, 2006.
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
Given the wide assortment of products we offer, we compete with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. Our primary competitors include Vons, Albertson’s, Ralphs, and a number of independent supermarket operators. We also face competitive pressures from existing and new “big box” format retailers. In addition, we expect Von’s, Albertson’s and Ralphs to continue to apply pricing and other competitive pressures as they expand the number of their stores in our market area and as they continue to take steps to both maintain and grow their customer counts. We believe it is our everyday low prices, breadth of product offering, which includes approximately 40,000 items offered for sale in our stores, service departments and long-term customer relationships will assist and complement our ability to compete in this increased competitive environment. We monitor competitive activity and regularly review our marketing and business strategy and periodically adjust them to adapt to changes in our primary trading area.

STATER BROS. HOLDINGS INC.
DECEMBER 24, 2006
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

Date: February 7, 2007	/s/ Jack H. Brown

Jack H. Brown
Chairman of the Board, President,
and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2007	/s/ Phillip J. Smith

Phillip J. Smith
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)