Form 10-K/A
period 2006-09-24
STATER BROS HOLDINGS INC
filed 2007-03-30
CIK 882829

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
Number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of March 30, 2007—Class A Common Stock — 36,895 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note:
This Report on Form 10-K/A amends the Annual Report on Form 10-K for Stater Bros. Holdings Inc. (“Holdings”) for the fiscal year ended September 24, 2006 as filed with the Securities and Exchange Commission (“SEC”) on December 20, 2006.
In response to comments received from the SEC, we reviewed the classification of certain amounts related to the purchase of our 10.75% Senior Notes due 2006 and our 5.0% Subordinated Note due 2007 and to the early amortization of the remaining debt issuance costs related to these Notes in our consolidated statements of cash flows for the fiscal year ended September 26, 2004. We determined that these amounts should be classified as cash provided by operating activities rather than cash provided by financing activities, as they had previously been classified. We also reviewed the classification of amortization of debt issuance costs in our consolidated statements of cash flows for the fiscal years ended September 26, 2004, September 25, 2005 and September 24, 2006 and determined that the amounts should be classified as a non-cash item within cash provided by operating activities rather than changes in operating assets within cash provided by operating activities. Additionally, we determined that amounts billed to customers for product shipments should be classified as sales rather than cost of goods sold in our consolidated statements of income. The restatement presented herein reclassifies these amounts. See “Note 2 – Restatement of Previously Issued Financial Statements” in our notes to consolidated financial statements, which provides further information regarding the restatement and provides schedules summarizing the effect on our consolidated statements of income and cash flows for the 52 week periods ended September 26, 2004, September 25, 2005 and September 24, 2006. We have also reflected these reclassifications in “Item 6. Selected Financial Data” and “Note 20 – Quarterly Results (unaudited)” in our notes to consolidated financial statements.
In addition, we have added segment information within “Part I, Item 1. Business” and “Note 12 – Segment Information” in our notes to consolidated financial statements to provide more detailed disclosure of amounts associated with our reportable segment.
Finally, in response to additional comments from the SEC, we have agreed to modify our disclosure in this Form 10-K/A and in future filings to (1) add disclosure on our policy for handling gift cards in our Critical Accounting Policies, (2) expand our Management’s Discussion and Analysis with respect to sales to provide more in-depth discussion of changes in sales and to provide disclosure items, as a percentage of sales, within selling, general and administrative expenses that provide underlying significant changes and the reasons for those changes, (3) correct the language in Item 9A. Controls and Procedures, (4) add allowance for doubtful accounts disclosure to the consolidated balance sheets, (5) add the number of our outstanding shares to the consolidated statements of stockholder’s deficit, (6) disclose our policy regarding shipping and handling costs in “Note 1 – The Company and Summary of Significant Accounting Policies” under the caption “Cost of Goods Sold” in our notes to consolidated financial statements and (7) disclose how market value of plan assets is calculated in “Note 11 — Retirement Plans” in our notes to consolidated financial statements.
Information not affected by the restatement is unchanged and reflects the disclosures made as of our original filing of our Annual Report on Form 10-K for the fiscal year ended September 24, 2006, as filed with the SEC on December 20, 2006.

STATER BROS. HOLDINGS INC.
FORM 10-K/A

PART I
Item 1. Business
General
Holdings, through its wholly-owned subsidiary, Stater Bros. Markets (“Markets”), operates a supermarket chain of 162 stores located throughout Southern California. We provide our customers with high quality grocery, health and general merchandise products at every day low prices while providing the highest level of customer service. All of our stores have expanded selection of produce and full-service meat departments, 149 have service deli departments, 80 have bakery departments, 66 have full-service seafood departments and 22 have pharmacies. We believe our service departments, along with our high level of customer service, creates a shopping experience that develops customer loyalty and distinguishes us from other supermarket chains. Most of the milk products offered in our stores are manufactured by Santee Dairies, Inc. (“Santee”), a wholly-owned subsidiary of Markets. Santee operates under the name Heartland Farms. In addition to providing Markets with its milk products, Santee sells milk and juice products to a variety of third party companies and organizations. The legal entity for our in-store pharmacies is Super Rx, Inc. (“Super Rx”), a wholly-owned subsidiary of Markets.
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
     The NAFB site will be used to relocate and consolidate our corporate office and all distribution facilities, other than Santee, to a single integrated facility from the 13 distribution buildings at 7 different locations in 4 cities currently in use. This site is located within eight miles of our main distribution facility in Colton, California so there will be no appreciable change in the average distance between the new facility and our supermarkets. The facility will consist of approximately 2.1 million square feet and will include our corporate office, training facilities, truck maintenance and other support facilities required for consolidation of all our Southern California office, distribution and maintenance operations. The new distribution facility will increase square footage and storage capacity from an existing 1.6 million square feet with a storage capacity of approximately 4.1 million cubic feet to 1.7 million square feet with a storage capacity of approximately 6.7 million cubic feet and the facility will be designed to allow for future expansion that would provide total square footage of 2.1 million square feet with a storage capacity of approximately 8.0 million cubic feet. The projected increase in cubic foot storage capacity of 61.7% under the initial build-out and the increase of 92.7% with the future expansion will result primarily from the new facilities’ clear height being higher than our existing facilities. Taking into account the increased construction costs, including labor, raw materials, steel, concrete and asphalt, the projected net cost of the facility is approximately $295 million. Construction of the facility will be in three components: 1 - corporate offices and satellite buildings; 2 — dry goods warehouse; and 3 — perishable warehouse. Acquisition of the project property from IVDA was completed in January of 2006 and rough grading and site work on the project property commenced in February of 2006. Construction of the first component commenced in September of 2006 with completion scheduled for September of 2007; construction of the second component commenced in November of 2006 with completion scheduled for January of 2008; and construction of the third component is planned to commence in February of 2007 with completion in July of 2008.
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

Item 1. Business (contd.)
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

Item 1. Business (contd.)
Santee Dairies, Inc. (contd)
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
Financial Information about Segments
We have three operating segments: Markets, Super Rx and Santee. Markets and Super Rx provide retail grocery, general merchandise and pharmaceutical products to customers through our supermarkets. Santee processes, packages and distributes milk, fruit drinks and other cultured milk products to Markets and other customers. As Markets and Super Rx have similar customers, regulatory requirements and delivery methods to customers, we aggregate Markets and Super Rx into a single reportable segment. Aggregating Markets and Super Rx results in two reportable segments: Retail and Dairy Manufacturing. Separate disclosures for the Dairy Manufacturing segment have not been made as sales, profits and total assets for this segment are less than 10% of consolidated sales, profits and total assets. Financial information about our reportable segment is disclosed in “Note 12 – Segment Information” in the Notes to Consolidated Financial Statements in this Form 10-K/A.
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

	Fiscal Year Ended
	Sept. 29,	Sept. 28,	Sept. 26,	Sept. 25,	Sept. 24,
	2002	2003	2004	2005	2006
			(as restated)	(as restated)	(as restated)
	(In thousands, except per share and store data amounts)
Statement of Earnings Data:
Sales	$2,666,346	$2,753,774	$3,705,209	$3,372,844	$3,508,794
Cost of goods sold	1,957,526	1,999,361	2,653,139	2,468,736	2,578,435

Gross profit	708,820	754,413	1,052,070	904,108	930,359
Selling, general and administrative expenses	615,317	659,547	820,329	772,885	790,756
Depreciation and amortization	25,052	27,660	33,284	39,575	46,642

Total operating expenses	640,369	687,207	853,613	812,460	837,398

Operating profit	68,451	67,206	198,457	91,648	92,961

Interest and other income (expense)	142	(44)	855	5,402	8,288
Interest expense	(52,814)	(53,254)	(53,951)	(57,142)	(57,238)
Interest expense related to debt purchase	—	—	(35,647)	—	—
Equity in income from unconsolidatd affiliate	2,914	1,330	929	—	—

Income before income taxes	18,693	15,238	110,643	39,908	44,011
Income taxes	7,252	5,471	39,202	13,662	17,945

Net income	$11,441	$9,767	$71,441	$26,246	$26,066

Earnings per common share	$272.63	$255.01	$1,865.25	$685.26	$697.21

Item 6. Selected Financial Data (contd.)

	Fiscal Year Ended
	Sept. 29,	Sept. 28,	Sept. 26,	Sept. 25,	Sept. 24,
	2002	2003	2004	2005	2006
	(In thousands, except per share and store data amounts)
Balance Sheet Data (end of fiscal year):
Working capital	$119,643	$124,517	$319,855	$277,154	$233,280
Total assets	630,921	663,836	1,014,121	1,055,369	1,058,092
Long-term notes	458,750	458,750	700,000	700,000	700,000
Long-term capitalized lease obligations	10,981	9,926	9,470	8,292	7,294
Other long-term liabilities	43,533	53,014	83,112	83,799	80,316
Common stockholder’s deficit	(75,849)	(66,082)	(39,641)	(13,395)	(11,079)
Dividends paid per share, Class A common stock	$117.49	$—	$1,174.90	$—	$135.52

Cash Flow Data (as restated):
Cash provided by operating activities	51,168	82,950	133,125	83,565	89,130
Cash provided by (used in) financing activities	(31,218)	(1,116)	119,481	(1,235)	(24,884)
Cash used in investing activities	(40,543)	(51,725)	(61,811)	(120,880)	(129,098)

Other Operating and Financial Data:
Sales increases (decreases):
Total sales (as restated)	3.6%	3.3%	34.6%	(9.0)%	4.0%
Like stores sales(1)	5.3%	2.8%	30.3%	(12.1)%	1.5%
Operating profit	$68,451	$67,206	$198,457	$91,648	$92,961
Ratio of earnings to fixed charges(2)	1.24x	1.21x	1.97x	1.47x	1.47x
Gross profit as a percentage of sales	26.58%	27.40%	28.40%	26.81%	26.52%
Selling, general and administrative expenses as a percentage of sales	23.08%	23.96%	22.14%	22.92%	22.54%

Store Data(3):
Number of stores (at end of fiscal year)	156	157	158	161	162
Average sales per store (000’s)	$17,092	$17,619	$23,014	$20,404	$20,937
Average store size:
Total square feet	33,083	33,111	33,206	33,474	33,778
Selling square feet	23,675	23,693	23,746	23,872	24,028
Total square feet (at end of fiscal year) (000’s)	5,161	5,205	5,267	5,415	5,491
Total selling square feet (at end of fiscal year) (000’s)	3,693	3,724	3,764	3,860	3,904
Sales per average square foot	$517	$532	$693	$610	$620
Sales per average selling square foot	$722	$744	$969	$855	$871

(1)	We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year, we only use the current year’s weekly sales that correspond to the weeks the stores were open in the previous year. For replacement store sales, we include sales for the entire year in the like store sales calculation. For stores that were closed during the year, we only include prior year sales that correspond to the week the stores were opened in the current year.
(footnotes continued on following page)

Item 6. Selected Financial Data (contd.)

(2)	For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and amortization of previously capitalized interest. Fixed charges consist of interest expense whether expensed or capitalized, amortization of debt issuance costs, and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case. Included in earnings and fixed charges for fiscal years 2002 and 2003 is our 50% share of Santee. For fiscal 2004, included in earnings and fixed charges is our 50% share of fixed charges and earnings of Santee through February 6, 2004. Santee has been consolidated into our consolidated results since that date.

(3)	Average sales per store, sales per total square feet and sales per selling square feet are calculated by prorating the number of stores, total square feet and selling square feet by the period of time the store was opened, for new stores, or the period of time the expanded square footage was in service, for expanded stores.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Employee Benefit Plans
The determination of our obligation and expense for pension benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions are disclosed in Note 11 – Retirement Plans in the accompanying notes to the Consolidated Financial Statements contained herein and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in the assumptions may materially affect our pension obligations and expense for pension benefits.
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
Gift Cards and Certificates
We recognize a liability when gift cards or gift certificates are sold and recognize sales revenue when the gift cards or gift certificates are used to purchase our products. Gift cards do not have an expiration date and we do not charge any service fees that cause a decrement to customer balances. While we will indefinitely honor all redeemable gift cards presented for payment, we may determine the likelihood of redemption to be remote for unredeemed card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent there is no requirement for remitting card balances to government agencies under unclaimed property laws, gift card balances may be recognized in other income.
Significant Accounting Policies
In addition to the critical accounting policies disclosed above, there are certain accounting policies that we have adopted that may differ from policies of other companies within the supermarket industry. Such differences in the treatment of these policies may be important to the readers of our Form 10-K/A and our Consolidated Financial Statements contained herein. For further information regarding our accounting policies, refer to Note 1 – The Company and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained herein.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Results of Operations

	Fiscal Year Ended			Change
	Sept. 26,	Sept. 25,	Sept. 24,	2005 to		2006 to
	2004	2005	2006	2004		2005
	(as restated)	(as restated)	(as restated)	Dollar	%	Dollar	%
Sales	$3,705,209	$3,372,844	$3,508,794	$(332,365)	(8.97)%	$135,950	4.03%
Gross Profit	$1,052,070	$904,108	$930,359	$(147,962)	(14.06)%	$26,251	2.90%
as a % of sales	28.39%	26.81%	26.52%
Sales
The sales increase in fiscal 2006 over fiscal 2005 is the result of the opening of new stores during the fiscal year, an increase in like store sales and the contribution from pharmacy sales partially offset by declines in sales for Santee. We opened three pharmacies in fiscal 2005, we acquired sixteen pharmacies in August of 2005 and we opened an additional four pharmacies and closed one pharmacy in fiscal 2006.
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
Like store sales are affected by various factors including, but not limited to, inflation, promotional discounting, customer traffic, buying trends, pricing pressures from competitors and competitive openings and closings.
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
Santee Sales
In fiscal 2006, sales for Santee decreased $9.8 million, which was attributed to reduced selling prices resulting from a reduction in raw milk pricing and to reduced purchases by the Ralphs Grocery Company. Santee’s sales contribution for fiscal 2005 increased $32.3 million as Santee, which became a wholly-owned subsidiary of Markets as of February 6, 2004, was consolidated for the entire fiscal 2005 compared to thirty-three weeks for fiscal 2004.

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
Operating Expenses and Income

	Fiscal Year Ended			Change
	Sept. 26,	Sept. 25,	Sept. 24,	2005 to		2006 to
	2004	2005	2006	2004		2005
				Dollar	%	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$820,329	$772,885	$790,756	$(47,444)	(5.78)%	$17,871	2.31%
as a % of sales	22.13%	22.92%	22.54%

Depreciation and amortization	$33,284	$39,575	$46,642	$6,291	18.90%	$7,067	17.86%
as a % of sales	0.90%	1.17%	1.33%
Operating profit	$198,457	$91,648	$92,961	$(106,809)	(53.82)%	$1,313	1.43%
as a % of sales	5.36%	2.72%	2.65%
Selling, General and Administrative Expenses
The decrease, as a percentage of sales, in selling, general and administrative expenses in fiscal 2006 compared to fiscal 2005 is due to several factors. In fiscal 2006 we had a reduction in workers’ compensation costs of 0.30%, as a percentage of sales, and union insurance costs decreased 0.41%, as a percentage of sales. These reductions were partially offset by a litigation settlement of 0.10%, as a percentage of sales, and increased advertising costs of 0.80%, as a percentage of sales. In September 2006, we made a payment of approximately $3.7 million to settle legal claims in connection with Whyrunout.com. Additional information regarding the settlement can be found in this document under Item 3. Legal Proceedings.
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
Net cash provided by operating activities for fiscal 2006 was $89.1 million compared to $83.6 million for fiscal 2005 and $133.1 million for fiscal 2004. Significant uses of cash from operating activities in fiscal 2006 included an increase in inventory levels and reductions in accrued liabilities and reserves. Inventory levels are higher as we have taken efforts to improve warehouse service levels to the stores. Decreases in accrued liabilities and reserves are related to eligible participants taking an elected payment from their account in our phantom stock plan, payment of accrued strike bonuses, reduction in accrued payroll and reduction of self insurance reserves.
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
As of the year ended September 24, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective, at the reasonable assurance level, in ensuring that the information needed to make timely decisions regarding the required disclosures contained in this Report on Form 10-K/A was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner to insure that the information required to be disclosed by us in this Report on Form 10-K/A was recorded, processed, summarized and reported within the time period specified for filing of this Report on Form 10-K/A.
During the year ended September 24, 2006, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Donald I. Baker was promoted to President of Markets in September 2004 and has been Chief Operating Officer of Markets since November 2001. Between October 1998 and November 2001, Mr. Baker was Executive Vice President of Markets. Mr. Baker joined Markets in November 1983 as Vice President-Warehouse and Transportation and was Group Senior Vice President-Administration from July 1996 to October 1998. From July 1992 to July 1996, Mr. Baker was Group Senior Vice President-Human Resources and Distribution. From August 1986 to July 1992, Mr. Baker was Senior Vice President-Human Resources and Distribution. Mr. Baker has approximately 39 years of experience in the supermarket industry. Prior to joining the Markets, Mr. Baker was employed by American Community Stores Corporation, Inc., a subsidiary of Cullum Companies, Inc., a publicly held corporation, from 1972 to 1983 in various capacities including Vice President of Retail Operations, and was also employed by The Kroger Co. from 1966 to 1972. Mr. Baker retired as President and Chief Operating Officer of the Markets effective September 30, 2006.

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

Item 11. Executive Compensation
The following table summarizes the compensation for services rendered during the prior three fiscal years paid to the CEO and the four most highly compensated executive officers other than the CEO of Holdings:

	Annual Compensation
Name and				Other Annual	All Other(1)(2)(3)(7)
Principal Position	Year	Salary	Bonuses(4)(5)(6)	Compensation	Compensation
Jack H. Brown	2006	$1,551,000	$—	$—	$51,000
Chairman, President and	2005	$1,505,000	$7,500,000	$—	$54,348
Chief Executive Officer	2004	$1,350,000	$3,125,000	$—	$54,478

Donald I. Baker	2006	$680,000	$—	$—	$—
President and Chief Operating	2005	$665,000	$350,000	$—	$1,003,348
Officer of Markets	2004	$553,000	$480,000	$—	$2,978

Phillip J. Smith	2006	$277,000	$—	$—	$—
Executive Vice President and	2005	$256,000	$155,000	$—	$303,348
Chief Financial Officer	2004	$231,000	$510,000	$—	$2,978

James W. Lee	2006	$314,000	$—	$—	$—
Excecutive Vice President of Retail	2005	$283,000	$110,000	$—	$3,348
Operations and Administration of Markets	2004	$252,000	$170,000	$—	$2,978

Dennis L. McIntyre	2006	$295,000	$—	$—	$—
Group Senior Vice President	2005	$290,000	$110,000	$—	$3,348
of Marketing of Markets	2004	$257,000	$170,000	$—	$2,978

(1)	The dollar value of perquisites and other personal benefits, if any, for each of the Named Executive Officers was less than the reporting thresholds established by the Securities and Exchange Commission.

(2)	Amounts shown for the Named Executive Officers represent contributions to the Company’s Profit Sharing Plan, a defined contribution plan, for the account of each Named Executive Officer. Plan participants become fully vested in the plan after seven years of service.

(3)	Includes Mr. Brown’s Director Fees for 2004, 2005 and 2006, which amounted to $51,500, $51,000 and $51,000, respectively.

(4)	Annual performance bonuses to be paid to the Named Executive Officers for fiscal 2006 had neither been calculated nor awarded as of March 30, 2007, the latest practical date.

(5)	Amounts shown for fiscal 2004 include performance bonuses earned during the Southern California labor dispute. Amounts shown for fiscal 2004 for Mr. Smith also include bonuses for the Santee transaction and successful bond offering.

(6)	Amount shown for fiscal 2005 for Mr. Brown included a bonus paid for a successful $700 million bond offering in fiscal 2004.

(7)	One-time payment election pursuant to the Phantom Stock Plan for Mr. Baker and Mr. Smith.
Stock Options and SARs
None

Item 11. Executive Compensation (contd.)
Pension Plan
Our Pension Plan for Salaried Employees (the “Pension Plan”) is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including Directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee’s compensation for each year up to the social security wage base, plus 2.15 percent of the employee’s compensation for each year in excess of the social security wage base. The Named Executive Officers have the following years of credited service under the Pension Plan as of September 24, 2006: Jack H. Brown — 25 years, Donald I. Baker — 23 years, Phillip J. Smith — 19 years, Dennis L. McIntyre — 28 years and James W. Lee - 4 years.
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

5.1	(9)	Opinion of Gibson, Dunn & Crutcher LLP

10.1	(1)	Reclassification Agreement dated September 3, 1993, by and among Stater Bros., Craig and La Cadena

10.2	(1)	Amendment to Reclassification Agreement, dated January 12, 1994, by and among Stater Bros., Craig and La Cadena

10.3	(1)	Agreement of Stockholders dated May 10, 1989, by and among Stater Bros., Craig and La Cadena

10.4	(1)	Amendment to Agreement of Stockholders dated September 3, 1993, by and among Stater Bros., Craig, Craig Management, Inc. and La Cadena

10.5	(1)	Option Agreement dated September 3, 1993, by and between Stater Bros. and Craig

10.6	(1)	Amendment to Option Agreement dated January 12, 1994, by and between Stater Bros. and Craig

10.7	(1)	Consulting Agreement dated September 3, 1993, by and between Stater Bros., Craig and CMI

10.8	(1)	Letter Agreement regarding Consulting Agreement, dated March 8,1994, by and between Stater Bros., Craig and CMI

10.9	(1)	Second Amended and Restated Stock Agreement dated January 12, 1994, by and among Stater Bros., Craig, CMI, La Cadena and James J. Cotter

10.10	(1)	Security Agreement dated March 8, 1994, by and between Stater Bros. and Craig

10.11	(1)	Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association

10.12	(2)	Amendment dated June 23, 1995 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association

10.13	(2)	Amendment dated July 22, 1996 to the Credit Agreement dated March 8, 1994, by and between Stater Bros. Markets and Bank of America Trust and Savings Association

Item 15. Exhibits and Financial Statement Schedules (contd.)
     (a)(3) Exhibits (contd.)

exhibit no.		description
10.14	(9)	Credit Agreement dated as of June 17, 2004 by and among Stater Bros. Markets, Stater Bros. and Bank of America, N.A

10.15	(1)	Continuing Guaranty dated March 8, 1994, of Stater Bros. Development, Inc. in favor of Bank of America Trust and Savings Association

10.16	(1)	Subordination Agreement dated March 8, 1994, by and among Stater Bros., Stater Bros. Markets and Bank of America Trust and Savings Association

10.17	(1)	Amended and Restated Sublease Agreement dated June 1, 1983, between Wren Leasing Corp., as Lessor, and Stater Bros. Markets, as Lessee

10.18	(1)	Preferred Stock Agreement dated March 22, 1983, between Stater Bros. Markets and Petrolane Incorporated

10.19	(1)	Escrow Agreement dated September 19, 1985, by and among Stater Bros. Markets, Petrolane Incorporated and First Interstate Bank of California

10.20	(2)	Dealer Manager Agreement dated as of July 1, 1999, by and between Stater Bros. and Banc of America Securities LLC

10.21	(3)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Jack H. Brown

10.22	(4)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and Donald I. Baker

10.23	(4)	Employment contract dated June 1, 2000, as amended, by and between Stater Bros. Markets and A. Gayle Paden

10.24	(4)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and H. Harrison Lightfoot

10.25	(4)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Phillip J. Smith

10.26	(4)	Stater Bros. Holdings Inc. Phantom Stock Plan

10.27	(5)	First Amendment dated September 15, 2000 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.28	(5)	Second Amendment dated December 13, 2001 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.29	(5)	Third Amendment dated January 18, 2002 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.30	(5)	Subordinated Note for $20,000,000 dated January 22, 2002 between Stater Bros. and H. Harrison Lightfoot with an interest rate of 5% due March 31, 2007

Item 15. Exhibits and Financial Statement Schedules (contd.)
     (a)(3) Exhibits (contd.)

exhibit no.		description
10.31	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Dennis L. McIntyre

10.32	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Edward A. Stater

10.33	(6)	Employment contract dated August 1, 2002 by and between Stater Bros. Markets and James W. Lee

10.34	(7)	Fourth Amendment dated February 4, 2003 to the Credit Agreement dated as of August 6, 1999 by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A.

10.35	(8)	Owner Participation Agreement, dated as of April 14, 2004 between Stater Bros. Markets and the Inland Valley Development Agency

10.36	(8)	Development Parcel Disposition Agreement, dated as of June 16, 2004 between Stater Bros. Markets and Hillwood/San Bernardino, LLC

10.37	(9)	Subsidiary Guaranty entered into as of June 17, 2004 by Stater Bros. Holdings Inc., Stater Bros. Development, Inc. and Santee Dairies, Inc.

10.38	(11)	Asset Purchase Agreement dated as of July 11, 2005 by and between Super Rx, Inc. and California Pharmacy Systems, Inc.

10.39	(12)	Amendment No. 1 to Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated September 30, 2005

12.1	(13)	Computation of ratio of earnings to fixed charges.

14.1	(10)	Copy of Financial Code of Ethics.

21.1	(9)	Subsidiaries of Stater Bros. Holdings Inc.

21.2	(12)	Subsidiaries of Stater Bros. Markets

31.1	(13)	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	(13)	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	(13)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 333-85723 dated August 20, 1999

(3)	Previously filed with the Securities and Exchange Commission as exhibits to Registrant’s Quarterly Report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000.

Item 15. Exhibits and Financial Statement Schedules (contd.)
     (a)(3) Exhibits (contd.)

exhibit no.	description
(4)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000.

(5)	Previously filed with the Securities and Exchange Commission as exhibits to the Registrant’s Quarterly Report on Form 10-Q dated December 31, 2001.

(6)	Previous filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(7)	Previously filed with the Securities and Exchange Commission as exhibits to the Registrant’s Quarterly Report on Form 10-Q dated December 29, 2002.

(8)	Incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 333-118436 dated August 27, 2004, as amended.

(10)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 26, 2004.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated June 26, 2005.

(12)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 25, 2005.

(13)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K/A for the fiscal year ended September 24, 2006.
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

March 30, 2007	Stater Bros. Holdings Inc.
Date

	By:	/s/ Jack H. Brown

Jack H. Brown
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack H. Brown Jack H. Brown	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/s/ Thomas W. Field, Jr. Thomas W. Field, Jr.	Vice Chairman of the Board and Director	March 30, 2007

/s/ Bruce D. Varner Bruce D. Varner	Secretary and Director	March 30, 2007

/s/ Phillip J. Smith Phillip J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2007

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
     As described in Note 2, “Restatement of Previously Issued Financial Statements”, the Company has restated previously issued financial statements for the 52 week periods ended September 26, 2004, September 25, 2005 and September 24, 2006.
/s/ Ernst &Young LLP
Irvine, California
December 14, 2006
except for Notes 2 and 12, as to which
the date is March 29, 2007

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 26,	Sept. 25,	Sept. 24,
	2004	2005	2006
Current assets
Cash and cash equivalents	$301,947	$263,397	$198,545
Restricted cash	20,000	29,000	24,121
Short-term investments	—	—	26,849
Receivables, net of allowance of $736, $897, and $936	39,258	42,556	35,310
Income tax receivables	—	2,450	3,863
Inventories	185,567	185,302	196,031
Prepaid expenses	8,847	8,663	8,513
Deferred income taxes	25,416	22,459	21,609

Total current assets	581,035	553,827	514,841

Property and equipment
Land	68,120	89,518	110,479
Buildings and improvements	252,715	297,228	323,805
Store fixtures and equipment	337,589	376,239	397,491
Property subject to capital leases	25,891	25,903	25,836

	684,315	788,888	857,611

Less accumulated depreciation and amortization	279,459	320,951	360,538

	404,856	467,937	497,073
Goodwill	—	2,894	2,894
Deferred income taxes, long-term	—	5,302	8,845
Long-term receivable	—	—	12,160
Deferred debt issuance costs, net	21,891	19,011	15,972
Other assets	6,339	6,398	6,307

	28,230	33,605	46,178

Total assets	$1,014,121	$1,055,369	$1,058,092

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

Commitments and contingencies

Stockholder’s deficit
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0 in 2004, 2005 and 2006	—	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 38,301 in 2004 and 2005 and 36,895 in 2006	—	—	—
Additional paid-in capital	9,740	9,740	9,382
Retained deficit	(49,381)	(23,135)	(20,461)

Total stockholder’s deficit	(39,641)	(13,395)	(11,079)

Total liabilities and stockholder’s deficit	$1,014,121	$1,055,369	$1,058,092

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)

	Fiscal Year Ended
	Sept. 26,	Sept. 25,	Sept. 24,
	2004	2005	2006
	(as restated)	(as restated)	(as restated)

Sales	$3,705,209	$3,372,844	$3,508,794
Cost of goods sold	2,653,139	2,468,736	2,578,435

Gross profit	1,052,070	904,108	930,359

Operating expenses:
Selling, general and administrative expenses	820,329	772,885	790,756
Depreciation and amortization	33,284	39,575	46,642

Total operating expenses	853,613	812,460	837,398

Operating profit	198,457	91,648	92,961

Interest income	2,198	6,816	10,284
Interest expense	(53,951)	(57,142)	(57,238)
Interest expense related to debt purchase	(35,647)	—	—
Equity in income from unconsolidated affiliate	929	—	—
Other expenses, net	(1,343)	(1,414)	(1,996)

Income before income taxes	110,643	39,908	44,011

Income taxes	39,202	13,662	17,945

Net income	$71,441	$26,246	$26,066

Earnings per average common shares outstanding	$1,865.25	$685.26	$697.21

Dividends per common share outstanding at end of year	$1,174.90	$—	$135.52

Average common shares outstanding	38,301	38,301	37,386

Common shares outstanding at end of year	38,301	38,301	36,895

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	Sept. 26,	Sept. 25,	Sept. 24,
	2004	2005	2006
	(as restated)	(as restated)	(as restated)
Operating activities:
Net income	$71,441	$26,246	$26,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,735	51,754	58,570
Amortization of debt issuance costs	11,318	3,042	3,038
Gain from litigation settlement	(22,371)	—	—
Deferred income taxes	(17,064)	(4,554)	(2,693)
Loss on disposals of assets	1,488	1,594	2,176
Premium, fees and make-whole payments related to debt purchase	(26,519)	—	—
Net undistributed income in unconsolidated affiliate	(929)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(20,000)	(9,000)	4,879
(Increase) decrease in receivables	(4,749)	(3,298)	7,246
(Increase) decrease in income tax receivables	4,354	(2,512)	(1,413)
(Increase) decrease in inventories	(10,604)	1,994	(10,729)
(Increase) decrease in prepaid expenses	(721)	100	116
(Increase) decrease in other assets	11,477	(171)	92
Increase (decrease) in accounts payable	24,520	(314)	11,529
Increase in accrued income taxes	62	—	—
Increase (decrease) in other accrued liabilities	39,075	15,926	(6,264)
Increase (decrease) in long-term reserves	28,612	2,758	(3,483)

Net cash provided by operating activities	133,125	83,565	89,130

Financing activities:
Proceeds from issuance of long-term debt	700,000	—	—
Proceeds from equipment financing	718	—	—
Debt issuance costs	(22,723)	—	—
Dividends paid	(45,000)	—	(5,000)
Stock redemption	—	—	(18,750)
Principal payments on long-term debt	(512,250)	—	—
Principal payments on capital lease obligations	(1,264)	(1,235)	(1,134)

Net cash provided by (used in) financing activities	119,481	(1,235)	(24,884)

Investing activities:
Increase in short-term investments	—	—	(26,849)
Increase in long-term receivable	—	—	(12,160)
Acquisition of pharmacies	—	(4,845)	—
Purchase of property and equipment	(61,986)	(116,341)	(95,797)
Proceeds from sale of property and equipment	175	306	5,708

Net cash used in investing activities	(61,811)	(120,880)	(129,098)

Net increase (decrease) in cash and cash equivalents	190,795	(38,550)	(64,852)
Cash and cash equivalents at beginning of period	111,152	301,947	263,397

Cash and cash equivalents at end of period	$301,947	$263,397	$198,545

Interest paid	$72,449	$55,022	$58,563
Income taxes paid	$51,656	$20,821	$22,050
See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
(In thousands except shares)

				Additional
	Common	Class A Common Stock		Paid-in	Retained
	Stock	Shares	Amount	Capital	Deficit	Total
Balance at September 28, 2003	—	38,301	—	9,740	(75,822)	(66,082)
Net income for 52 weeks ended September 26, 2004					71,441	71,441
Dividend paid					(45,000)	(45,000)

Balance at September 26, 2004	—	38,301	—	9,740	(49,381)	(39,641)
Net income for 52 weeks ended September 25, 2005					26,246	26,246

Balance at September 25, 2005	—	38,301	—	9,740	(23,135)	(13,395)
Net income for 52 weeks ended September 24, 2006					26,066	26,066
Dividend paid					(5,000)	(5,000)
Stock Redemption		(1,406)	—	(358)	(18,392)	(18,750)

Balance at September 24, 2006	—	36,895	$—	$9,382	$(20,461)	$(11,079)

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
     Revenue Recognition
     The Company recognizes revenue from the sale of its products at the point of sale to the customer. Sales are recognized net of any discounts given to the customer. The Company recognizes a liability when gift cards or gift certificates are sold and recognizes sales revenue when the gift cards or gift certificates are used to purchase its products. Gift cards do not have an expiration date and the Company does not charge any service fees that cause a decrement to customer balances. Santee recognizes revenue as shipments are received by its customers. Sales are recognized net of promotional discounts. Prescription sales are recognized when prescriptions are adjudicated by the third party insurer and when co-payment is received.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Cost of Goods Sold
     Included in cost of goods sold are direct product purchase costs, all in-bound freight costs, all direct receiving and inspection costs, all quality assurance costs, all warehousing costs and all costs associated with transporting goods from the Company’s distribution facilities to its stores, net of earned vendor rebates and allowances. Also included in cost of goods sold are Santee’s shipping and handling costs incurred related to delivering product to its customers. Santee’s shipping and handling costs billed to customers are included in sales. The Company recognizes, as a reduction to cost of goods sold, certain rebates and allowances (“allowances”) from its vendors as the allowances are earned. Allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned. Included as a reduction in cost of goods sold for fiscal 2004, fiscal 2005 and fiscal 2006 is $4.4 million, $5.2 million and $3.0 million, respectively, of advertising costs in excess of the fair value of the co-operative advertising.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 2 — Restatement of Previously Issued Financial Statements
     In response to comments received from the SEC, the Company reviewed the classification of certain amounts related its purchase of its 10.75% Senior Notes due 2006 and its 5.0% Subordinated Note due 2007 and to the early amortization of the remaining debt issuance costs related to these Notes in the consolidated statements of cash flows for the fiscal year ended September 26, 2004. The Company determined that these amounts should be classified as cash provided by operating activities rather than cash provided by financing activities, as they had previously been classified. The Company also reviewed the classification of amortization of debt issuance costs in the consolidated statements of cash flows for the fiscal years ended September 26, 2004, September 25, 2005 and September 24, 2006 and determined that the amounts should be classified as a non-cash item within cash provided by operating activities rather than changes in operating assets within cash provided by operating activities. Additionally, the Company determined that amounts billed to customers for product shipments should be classified as sales rather than cost of goods sold in the consolidated statements of income.
The Company has restated its consolidated statements of income and cash flows for the 52-week periods ended September 26, 2004, September 25, 2005 and September 24, 2006 in order to correct the classification errors noted above. The Company has also reflected these reclassifications in Note 20 — Quarterly Results (unaudited). These reclassifications had no effect on the Company’s net income, retained deficit or the carrying amount of any of the Company’s assets or liabilities as of and for the 52 week periods ended September 26, 2004, September 25, 2005 and September 24, 2006.
The following is a summary of the effect of these reclassifications on the Company’s consolidated statement of income and cash flows for the fiscal year ended September 26, 2004 (in thousands):

	As previously
	reported	Adjustments	Restated
Fiscal year ended September 26, 2004
Statement of Income
Sales	$3,704,882	$327	$3,705,209
Cost of goods sold	2,652,812	327	2,653,139

Statement of Cash Flows
Operating Activites
Amortization of debt issuance costs	$—	$11,318	$11,318
Premium, fees and make-whole payments related to debt purchase	—	(26,519)	(26,519)
(Increase) decrease in other assets	13,667	(2,190)	11,477
Net cash provided by operating activities	150,516	(17,391)	133,125

Financing Activities
Premium, fees and make-whole payments related to debt purchase	$(26,519)	$26,519	$—
Amortization of debt issuance costs related to debt purchase	9,128	(9,128)	—
Net cash provided by (used in) financing activities	102,090	17,391	119,481

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 2 — Restatement of Previously Issued Financial Statements (contd.)
The following is a summary of the effect of these reclassifications on the Company’s consolidated statement of income and cash flows for the fiscal year ended September 25, 2005 (in thousands):

	As previously
	reported	Adjustments	Restated
Fiscal year ended September 25, 2005
Statement of Income
Sales	$3,372,243	$601	$3,372,844
Cost of goods sold	2,468,135	601	2,468,736

Statement of Cash Flows
Amortization of debt issuance costs	$—	$3,042	$3,042
(Increase) decrease in other assets	2,871	(3,042)	(171)
Net cash provided by operating activities	83,565	—	83,565
The following is a summary of the effect of these reclassifications on the Company’s consolidated statement of income and cash flows for the fiscal year ended September 24, 2006 (in thousands):

	As previously
	reported	Adjustments	Restated
Fiscal year ended September 24, 2006
Statement of Income
Sales	$3,507,881	$913	$3,508,794
Cost of goods sold	2,577,522	913	2,578,435

Statement of Cash Flows
Amortization of debt issuance costs	$—	$3,038	$3,038
(Increase) decrease in other assets	3,130	(3,038)	92
Net cash provided by operating activities	89,130	—	89,130

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 3 — Santee
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
Note 3 — Santee (contd.)
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
Note 3 — Santee (contd.)
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
Condensed Pro Forma Results of Operations
(in thousands, except per share amounts)

Fiscal Year Ended
Sept. 26,
2004
Sales	$3,772,017

Income before income taxes	$112,541

Net income	$69,921

Earnings per share	$1,825.56

     Prior to the Company obtaining 100% ownership of Santee, the Company recognized income of $0.9 million in fiscal 2004. The Company is a significant customer of Santee which supplies the Company with a substantial portion of its fluid milk and dairy products.
Note 4 — Acquisition of In-Store Pharmacies
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
Note 4 — Acquisition of In-Store Pharmacies (contd.)
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
Note 5 — Goodwill
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
Note 6 — Issuance of New Debt and Early Extinguishment of Debt
     On June 17, 2004, the Company issued $525.0 million of unregistered 8.125% Senior Notes due June 15, 2012 and $175.0 million of unregistered Floating Rate Senior Notes due June 15, 2010. On October 4, 2004, the Company exchanged the unregistered 8.125% Senior Notes due June 15, 2012 and unregistered Floating Rate Senior Notes due June 15, 2010 for substantially identical registered 8.125% Senior Notes due June 15, 2012 and registered Floating Rate Senior Notes due June 15, 2010 collectively, (the “Notes”). The Company incurred $22.9 million of debt issuance cost related to the issuance of the Notes which is being amortized over the term of the respective Notes.
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
Note 6 — Issuance of New Debt and Early Extinguishment of Debt (contd.)
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
Note 7 — Debt
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
Note 8 — Bank Facilities
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
Note 8 — Bank Facilities (contd.)
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
     The Company had no short-term borrowings outstanding at the end of fiscal years 2004, 2005 and 2006 and the Company did not incur any short-term borrowings during fiscal years 2004, 2005 and 2006.
Note 9 — Leases
     The Company leases the majority of its retail stores, offices and distribution facilities. Certain of the operating leases provide for minimum annual payments that change over the life of the lease. The Company expenses rental costs that are incurred during new store construction in the period incurred.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 9 — Leases (contd.)
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
Note 10 — Income Taxes
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
Note 10 — Income Taxes (contd.)
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

Note 11 — Retirement Plans
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

     Market related value of plan assets is calculated using fair market value, as provided by third-party trustees. The plan’s investments include cash, which earns interest, and governmental securities and other short-term investments, all of which have quoted market values.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 11 — Retirement Plans (contd.)
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
Note 11 — Retirement Plans (contd.)
     The investment policy is for the fund to earn long-term investment returns in excess of inflation, which is at least equal to the actuarial discount rate used to calculate the plan’s liability. The protection of principle is the focus of the investment policy.
The Company expects to contribute approximately $6.8 million to its defined benefit pension plan during 2007.
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in thousands):

Pension
Benefits
2007	$2,040
2008	1,369
2009	1,925
2010	2,722
2011	2,941
2012 - 2016	19,823
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 12 — Segment Information
The Company has three operating segments: Markets, Super Rx and Santee. Markets and Super Rx provide retail grocery, general merchandise and pharmaceutical products to customers through the Company’s supermarkets. Santee processes, packages and distributes milk, fruit drinks and other cultured milk products to Markets and other customers. As Markets and Super Rx have similar customers, regulatory requirements and delivery methods to customers, we aggregate Markets and Super Rx into a single reportable segment. Aggregating Markets and Super Rx results in two reportable segments for the Company: Retail and Dairy Manufacturing. Separate disclosures for the Dairy Manufacturing segment have not been made as sales, profits and total assets for this segment are less than 10% of consolidated sales, profits and total assets of the Company. Financial information for the Dairy Manufacturing segment is included in the “all other” category in the following table:

	Retail	All Other	Total
	(in thousands)
Fiscal year ended September 26, 2004
Sales to external customers	$3,629,265	$75,944	$3,705,209
Intersegment sales	—	52,742	52,742
Depreciation and amortization	33,231	53	33,284
Operating profit	195,901	2,556	198,457
Interest income	2,050	148	2,198
Interest expense	(1,402)	(88,196)	(89,598)
Income tax expense (benefit)	74,238	(35,036)	39,202
Net income (loss)	121,760	(50,319)	71,441
Total assets	1,232,970	(218,849)	1,014,121
Capital expenditures	59,944	2,042	61,986

	Retail	All Other	Total
	(in thousands)
Fiscal year ended September 25, 2005
Sales to external customers	$3,264,571	$108,273	$3,372,844
Intersegment sales	—	78,974	78,974
Depreciation and amortization	39,416	159	39,575
Operating profit	86,964	4,684	91,648
Interest income	6,439	377	6,816
Interest expense	(412)	(56,730)	(57,142)
Income tax expense (benefit)	35,706	(22,044)	13,662
Net income (loss)	55,680	(29,434)	26,246
Total assets	1,329,081	(273,712)	1,055,369
Capital expenditures	114,187	2,154	116,341

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 12 — Segment Information (contd.)

	Retail	All Other	Total
	(in thousands)
Fiscal year ended September 24, 2006
Sales to external customers	$3,410,343	$98,451	$3,508,794
Intersegment sales	—	74,885	74,885
Depreciation and amortization	46,527	115	46,642
Operating profit	91,902	1,059	92,961
Interest income	9,645	639	10,284
Interest expense	(1,376)	(55,862)	(57,238)
Income tax expense (benefit)	40,932	(22,987)	17,945
Net income (loss)	57,056	(30,990)	26,066
Total assets	1,415,146	(357,054)	1,058,092
Capital expenditures	94,193	1,604	95,797
Note 13 — Labor Relations
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
Note 14 — Fair Value of Financial Instruments
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
Note 14 — Fair Value of Financial Instruments (contd.)
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
Note 15 — Litigation Matters
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
Note 16 — Phantom Stock Plan
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
Note 17 — Related Party Transactions
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
Note 18 — Stock Redemption
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
Note 19 — Corporate Office and Distribution Facilities
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
Note 19 — Corporate Office and Distribution Facilities (contd.)
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 20 — Quarterly Results (unaudited)
     Quarterly results for fiscal 2004, 2005 and 2006 are as follows (in thousands except per share amounts):

				Net	Average	Earnings
	Sales	Gross	Operating	Income	Shares	(Loss)
	(as restated)	Profit	Profit	(Loss)	Outstanding	Per Share
Fiscal 2004 Quarters
13 weeks ended 12/28/03	$1,026,553	$304,882	$70,407	$34,551	38,301	$902.09
13 weeks ended 03/28/04	989,489	296,339	72,538	30,187	38,301	788.15
13 weeks ended 06/27/04	848,108	224,723	28,060	(5,863)	38,301	(153.08)
13 weeks ended 09/26/04	841,059	226,126	27,452	12,566	38,301	328.09

	$3,705,209	$1,052,070	$198,457	$71,441	38,301	$1,865.25

Fiscal 2005 Quarters
13 weeks ended 12/26/04	$839,175	$217,009	$18,400	$3,263	38,301	$85.19
13 weeks ended 03/27/05	842,987	218,242	19,258	3,600	38,301	93.99
13 weeks ended 06/26/05	840,597	231,595	25,125	7,276	38,301	189.97
13 weeks ended 09/25/05	850,085	237,262	28,865	12,107	38,301	316.11

	$3,372,844	$904,108	$91,648	$26,246	38,301	$685.26

Fiscal 2006 Quarters
13 weeks ended 12/25/05	$867,166	$226,715	$17,592	$3,332	38,301	$87.00
13 weeks ended 03/26/06	863,751	232,512	23,442	6,176	37,442	164.95
13 weeks ended 06/25/06	886,221	229,700	24,351	5,742	36,895	155.63
13 weeks ended 09/24/06	891,656	241,432	27,576	10,816	36,895	293.16

	$3,508,794	$930,359	$92,961	$26,066	37,386	$697.21