Form 10-Q/A
period 2006-12-24
STATER BROS HOLDINGS INC
filed 2007-03-30
CIK 882829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from ___ to ___
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
As of March 30, 2007, there were issued and outstanding
36,895 shares of the registrant’s Class A Common Stock.

Explanatory Note:
This Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for Stater Bros. Holdings Inc. (the “Company”) for the quarter ended December 24, 2006 as filed with the Securities and Exchange Commission (“SEC”) on February 7, 2007.
In response to comments received from the SEC, we amended our Annual Report on Form 10-K for the fiscal year ended September 24, 2006 as filed with the SEC on December 20, 2006. This Report on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2006, as filed with the SEC on February 7, 2007, to make our quarterly disclosures consistent with our Annual Report on Form 10-K/A for the fiscal year ended September 24, 2006, as filed with the SEC on March 30, 2007. We reclassified amounts billed to customers for product shipments as sales rather than cost of goods sold in our consolidated statements of income. See “Note 6 – Restatement of Previously Issued Financial Statements” in our notes to consolidated financial statements, which provides further information regarding the restatement and provides schedules summarizing the effect on our consolidated statements of income for the 13-week periods ended December 25, 2005 and December 24, 2006.
In addition, we have added segment information within “Note 8 – Segment Information” to provide more detailed disclosure of amounts associated with our reportable segment.
Finally, in response to additional comments from the SEC we have agreed to modify our disclosure in this Form 10-Q/A and in future filings by updating our Management’s Discussion and Analysis discussion of sales to include potential factors contributing to fluctuations in sales.
Information not affected by the restatement is unchanged and reflects the disclosures made as of our original filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2006, as filed with the SEC on February 7, 2007.

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

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Dec. 25,	Dec. 24,
	2005	2006
	(as restated)	(as restated)
Sales	$867,166	$904,354
Cost of goods sold	640,451	662,464

Gross profit	226,715	241,890

Operating expenses
Selling, general and administrative expenses	198,765	201,801
Depreciation and amortization	10,358	11,884

Total operating expenses	209,123	213,685

Operating profit	17,592	28,205

Interest income	2,510	2,826
Interest expense	(14,576)	(14,285)
Other expenses, net	(76)	(171)

Income before income taxes	5,450	16,575

Income taxes	2,118	6,673

Net income	$3,332	$9,902

Earnings per share	$87.00	$268.38

Average common shares outstanding	38,301	36,895

Shares outstanding at end of period	38,301	36,895

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
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K for the year ended September 24, 2006.
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
Note 6 – Restatement of Previously Issued Financial Statements
     As a result of comments received from the SEC, the Company determined that amounts billed to customers for product shipments should be classified as sales rather than cost of goods sold in its consolidated statements of income.
     The Company has restated its consolidated statements of income for the 13-week periods ended December 25, 2005 and December 24, 2006 in order to correct the classification error noted above. The reclassification had no effect on the Company’s net income, retained deficit or the carrying amount of any of the Company’s assets or liabilities as of and for the 13-week periods ended December 25, 2005 and December 24, 2006.
     The following is a summary of the effect of the reclassification on the Company’s consolidated statement of income for the quarter ended December 25, 2005:

	As previously
	reported	Adjustments	Restated
Sales	$867,009	$157	$867,166
Cost of goods sold	640,294	157	640,451
     The following is a summary of the effect of the reclassification on the Company’s consolidated statement of income for the quarter ended December 24, 2006:

	As previously
	reported	Adjustments	Restated
Sales	$904,067	$287	$904,354
Cost of goods sold	662,177	287	662,464

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 24, 2006
Note 7 – Retirement Plans
     The Company has a noncontributory defined benefit pension plan covering substantially all non-union employees. The plan provides for benefits based on an employee’s compensation during the eligibility period while employed with the Company. The Company’s funding policy for this plan is to contribute annually at a rate that is intended to provide sufficient assets to meet future benefit payment requirements. Market value of plan assets is calculated using fair market values as provided by third-party trustees. The plan’s investments include cash, which earns interest, and governmental securities and other sort-term investments, all of which have quoted market values.
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
Note 8 – Segment Information
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

	Retail	All Other	Total
		(in thousands)
Quarter ended December 25, 2005
Sales to external customers	$839,998	$27,168	$867,166
Intersegment sales	—	20,013	20,013
Operating profit	16,353	1,237	17,590
Net income	10,948	(7,619)	3,329
Total assets	1,347,421	(299,053)	1,048,368

Quarter ended December 24, 2006
Sales to external customers	$880,339	$24,015	$904,354
Intersegment sales	—	18,803	18,803
Operating profit	28,570	(365)	28,205
Net income	18,057	(8,155)	9,902
Total assets	1,444,277	(386,630)	1,057,647

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 24, 2006
Note 9 – Subsidiary Guarantee
     The Company has $525.0 million of 8.125% Senior Notes due June 15, 2012 and $175.0 million of Floating Rate Senior Notes due June 15, 2010 collectively (“the Notes”).
     The Notes are guaranteed by the Company’s subsidiaries Stater Bros. Markets, Inc. (“Markets”) and Stater Bros. Development, Inc. (“Development”) and the Company’s indirect subsidiaries Super Rx, Inc. (“Super Rx”) and Santee Dairies, Inc. (“Santee”) (each a “subsidiary guarantor”, and collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and there are no subsidiaries of the Company other than the subsidiary guarantors.
Note 10 – Corporate Office and Distribution Facilities
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
     The NAFB site will be used to relocate and consolidate Markets’ corporate office and all distribution facilities to a single integrated facility from the 13 distribution buildings at 7 different locations in 4 cities currently in use. This site is located within eight miles of the main distribution facility in Colton, California so there will be no appreciable change in the average distance of approximately 39 miles from our distribution facility to our supermarkets. The facility will consist of approximately 2.1 million square feet and will include Markets’ corporate office, training facilities, truck maintenance and other support facilities required for consolidation of all of its Southern California office, distribution and maintenance operations. The new distribution facility will increase square footage and storage capacity from an existing 1.6 million square feet with a storage capacity of approximately 4.1 million cubic feet to 1.7 million square feet with a storage capacity of approximately 6.7 million cubic feet and the facility will be designed to allow for future expansion that would provide total square footage of 2.1 million square feet with a storage capacity of approximately 8.0 million cubic feet. The projected increase in cubic foot storage capacity of 61.7% under the initial build-out and the increase of 92.7% with the future expansion will result primarily from the new facilities’ clear height being higher than the Company’s existing facilities. Taking into account the increased construction costs, including labor, raw materials, steel, concrete and asphalt, the projected net cost of the facility is approximately $295 million. Construction of the facility will be in three components: 1 — corporate offices and satellite buildings; 2 — dry goods warehouse; and 3 - perishable warehouse.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 24, 2006
Note 10 – Corporate Office and Distribution Facilities (contd.)
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
Significant Accounting Policies
In addition to the critical accounting policies disclosed above, there are certain accounting policies that we have adopted that may differ from policies of other companies within the same industry. Such differences in the treatment of these policies may be important to the readers of our report on Form 10-Q/A and our unaudited consolidated financial statements contained herein. For further information regarding our accounting policies, refer to the significant accounting policies included in the notes to the consolidated financial statements contained herein and in our report on Form 10-K/A for the year ended September 24, 2006.

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
RESULTS OF OPERATIONS

	Fiscal Period Ended		Change
	Dec. 25,	Dec. 24,
	2005	2006	2006 to 2005
($ in thousands)	(as restated)	(as restated)	Dollar	%
Sales	$867,166	$904,354	$37,188	4.29%

Gross Profit	$226,715	$241,890	$15,175	6.69%
as a % of sales	26.14%	26.75%
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
Operating Expenses and Income

	Fiscal Period Ended		Change
	Dec. 25,	Dec. 24,	2006 to 2005
($ in thousands)	2005	2006	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$198,765	$201,801	$3,036	1.53%
as a % of sales	22.92%	22.32%

Depreciation and amortization	$10,358	$11,884	$1,526	14.73%
as a % of sales	1.19%	1.31%

Operating profit	$17,592	$28,205	$10,613	60.33%
as a % of sales	2.03%	3.12%
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
As of the quarter ended December 24, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective, at the reasonable assurance level, in ensuring that the information needed to make timely decisions regarding the required disclosures contained in this Report on Form 10-Q/A was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner to insure that the information required to be disclosed by us in this Report on Form 10-Q/A was recorded, processed, summarized and reported within the time period specified for filing of this Report on Form 10-Q/A.
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
For a description of legal proceedings, please refer to the footnote entitled “Litigation Matters” contained in the Notes to Consolidated Financial Statements section of the Company’s Form 10-K/A for the fiscal year ended September 24, 2006.
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

Date: March 30, 2007	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2007	/s/ Phillip J. Smith
Phillip J. Smith
Executive Vice President and Chief Financial Officer (Principal Financial Officer)