Form 10-Q
period 2007-03-25
STATER BROS HOLDINGS INC
filed 2007-05-09
CIK 882829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2007
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
As of May 9, 2007, there were issued and outstanding
35,770 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
March 25, 2007

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 24,	Mar. 25,
	2006	2007
		(Unaudited)
Current assets
Cash and cash equivalents	$198,545	$228,169
Restricted cash	24,121	8,121
Short-term investments	26,849	—
Receivables, net of allowance of $936 and $817	35,310	40,718
Income tax receivables	3,863	—
Inventories	196,031	194,688
Prepaid expenses	8,513	8,832
Deferred income taxes	21,609	22,446

Total current assets	514,841	502,974

Property and equipment
Land	110,479	111,814
Buildings and improvements	323,805	370,207
Store fixtures and equipment	397,491	407,816
Property subject to capital leases	25,836	25,759

	857,611	915,596

Less accumulated depreciation and amortization	360,538	386,550

	497,073	529,046

Deferred debt issuance costs, net	15,972	14,444
Deferred income taxes, long-term	8,845	9,613
Long-term receivable	12,160	21,771
Goodwill	2,894	2,894
Other assets	6,307	6,597

	46,178	55,319

Total assets	$1,058,092	$1,087,339

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

	Sept. 24,	Mar. 25,
	2006	2007
		(Unaudited)
Current liabilities
Accounts payable	$155,827	$153,431
Accrued payroll and related expenses	55,582	60,161
Accrued income taxes	—	5,752
Other accrued liabilities	69,098	59,312
Current portion of capital lease obligations	1,054	940

Total current liabilities	281,561	279,596

Long-term debt	700,000	700,000
Capital lease obligations, less current portion	7,294	6,807
Long-term portion of self-insurance and other reserves	33,112	33,681
Long-term deferred benefits	43,573	51,664
Other long-term liabilities	3,631	3,308

Total liabilities	1,069,171	1,075,056

Commitment and Contingencies
Stockholder’s equity (deficit)
Common Stock, $.01 par value:
Authorized shares – 100,000
Issued and outstanding shares – 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares – 100,000
Issued and outstanding shares – 36,895	—	—
Additional paid-in capital	9,382	9,382
Retained earnings (deficit)	(20,461)	2,901

Total stockholder’s equity (deficit)	(11,079)	12,283

Total liabilities and stockholder’s equity (deficit)	$1,058,092	$1,087,339

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Mar. 26	Mar. 25,
	2006	2007
Sales	$863,751	$866,062
Cost of goods sold	631,239	616,618

Gross profit	232,512	249,444

Operating expenses
Selling, general and administrative expenses	198,011	203,685
Depreciation and amortization	11,059	12,085

Total operating expenses	209,070	215,770

Operating profit	23,442	33,674

Interest income	2,378	2,719
Interest expense	(14,964)	(13,749)
Other income (expenses), net	(617)	3

Income before income taxes	10,239	22,647

Income taxes	4,063	9,187

Net income	$6,176	$13,460

Earnings per share	$164.95	$364.82

Average common shares outstanding	37,442	36,895

Shares outstanding at end of period	36,895	36,895

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	26 Weeks Ended
	Mar. 26	Mar. 25,
	2006	2007
Sales	$1,730,917	$1,770,416
Cost of goods sold	1,271,690	1,279,082

Gross profit	459,227	491,334

Operating expenses
Selling, general and administrative expenses	396,776	405,486
Depreciation and amortization	21,417	23,969

Total operating expenses	418,193	429,455

Operating profit	41,034	61,879

Interest income	4,888	5,545
Interest expense	(29,540)	(28,034)
Other expenses, net	(693)	(168)

Income before income taxes	15,689	39,222

Income taxes	6,181	15,860

Net income	$9,508	$23,362

Earnings per share	$251.06	$633.20

Average common shares outstanding	37,871	36,895

Shares outstanding at end of period	36,895	36,895

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	26 Weeks Ended
	Mar. 26,	Mar. 25,
	2006	2007
Operating activities:
Net income	$9,508	$23,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,354	29,866
Amortization of debt issuance costs	1,529	1,528
Deferred income taxes	(569)	(1,605)
Loss on disposals of assets	1,024	258
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(2,000)	16,000
(Increase) decrease in receivables	5,799	(1,729)
(Increase) decrease in income tax receivables	(3,749)	3,863
(Increase) decrease in inventories	(8,839)	1,343
Increase in prepaid expenses	(1,806)	(319)
(Increase) decrease in other assets	57	(301)
Decrease in accounts payable	(10,852)	(2,396)
Increase in accrued income taxes	—	5,752
Decrease in other accrued liabilities	(7,609)	(5,207)
Increase in long-term reserves	3,725	8,337

Net cash provided by operating activities	13,572	78,752

Financing activities:
Principal payments on capital lease obligations	(513)	(601)
Stock redemption	(18,750)	—

Net cash used in financing activities	(19,263)	(601)

Investing activities:
Decrease in short-term investments	—	26,849
Increase in store construction reimbursements	(3,406)	(3,679)
Increase in long-term receivable	—	(9,611)
Purchase of property and equipment	(47,289)	(62,121)
Proceeds from sale of property and equipment	331	35

Net cash used in investing activities	(50,364)	(48,527)

Net increase (decrease) in cash and cash equivalents	(56,055)	29,624
Cash and cash equivalents at beginning of period	263,397	198,545

Cash and cash equivalents at end of period	$207,342	$228,169

Interest paid	$28,825	$29,796
Income taxes paid	$10,500	$7,850
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 25, 2007
Note 1 – Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 25, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.
     The consolidated balance sheet at September 24, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K/A for the year ended September 24, 2006.
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
MARCH 25, 2007
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
The following table provides the components of net periodic pension expense:

	13 Weeks Ended		26 Weeks Ended
	Mar. 26,	Mar. 25,	Mar. 26,	Mar. 25,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Expected return on assets	$(425)	$(519)	$(850)	$(1,038)
Service cost	716	684	1,432	1,367
Interest cost	739	818	1,477	1,635
Amortization of prior service cost	—	—	(1)	(1)
Amortization of recognized losses	261	215	523	430

Net pension expense	$1,291	$1,198	$2,581	$2,393

Actuarial assumptions used to determine net pension expense were:
Discount rate	5.50%	5.80%	5.50%	5.80%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	5.00%	5.00%	5.00%	5.00%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 25, 2007
Note 7 – Segment Information
     The Company has three operating segments: Stater Bros. Markets (“Markets”), Super Rx, Inc. (“Super Rx”) and Santee Dairies, Inc. (“Santee”). Markets and Super Rx provide retail grocery, general merchandise and pharmaceutical products to customers through the Company’s supermarkets. Santee processes, packages and distributes milk, fruit drinks and other cultured milk products to Markets and other customers. As Markets and Super Rx have similar customers, regulatory requirements and delivery methods to customers, we aggregate Markets and Super Rx into a single reportable segment. Aggregating Markets and Super Rx results in two reportable segments for the Company: Retail and Dairy Manufacturing. Separate disclosures for the Dairy Manufacturing segment have not been made as sales, profits and total assets for this segment are less than 10% of consolidated sales, profits and total assets of the Company. Financial information for the Dairy Manufacturing segment is included in the “all other” category in the following tables.
     The following table illustrates financial measurements relating to the Company’s reportable segments for the thirteen and twenty-six week periods ended March 26, 2006:

	Thirteen Weeks			Twenty-six Weeks
	Retail	All Other	Total	Retail	All Other	Total
	(in thousands)			(in thousands)
Sales to external customers	$838,407	$25,344	$863,751	$1,678,405	$52,512	$1,730,917
Intersegment sales	—	19,020	19,020	—	39,033	39,033
Operating profit	22,185	1,257	23,442	38,538	2,496	41,034
Net income (loss)	14,015	(7,839)	6,176	24,963	(15,455)	9,508
Total net assets for the thirteen and twenty-six week periods ended March 26, 2006 amounted to $1.3 billion for the Retail segment and $(317.2) million for all other for a total of $1.0 billion in consolidated total assets.
The following table illustrates financial measurements relating to the Company’s reportable segments for the thirteen and twenty-six week periods ended March 25, 2007:

	Thirteen Weeks			Twenty-six Weeks
	Retail	All Other	Total	Retail	All Other	Total
	(in thousands)			(in thousands)
Sales to external customers	$842,976	$23,086	$866,062	$1,723,315	$47,101	$1,770,416
Intersegment sales	—	19,263	19,263	—	38,066	38,066
Operating profit	34,365	(691)	33,674	62,936	(1,057)	61,879
Net income (loss)	22,126	(8,666)	13,460	40,782	(17,420)	23,362
Total net assets for the thirteen and twenty-six week periods ended March 25, 2007 amounted to $1.5 billion for the Retail segment and $(390.2) million for all other for a total of $1.1 billion in consolidated total assets.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 25, 2007
Note 8 – Subsidiary Guarantee
     The Company has $525.0 million of 8.125% Senior Notes due June 15, 2012 and $175.0 million of Floating Rate Senior Notes due June 15, 2010 collectively (“the Notes”).
     The Notes are guaranteed by the Company’s subsidiaries Markets and Stater Bros. Development, Inc. (“Development”) and the Company’s indirect subsidiaries Super Rx and Santee (each a “subsidiary guarantor”, and collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and there are no subsidiaries of the Company other than the subsidiary guarantors.
Note 9 – Corporate Office and Distribution Facilities
     The Company is currently in the process of constructing a new corporate offices and distribution center on a 160-acre site on the former Norton Air Force Base located in the City of San Bernardino, California. The new headquarters and distribution center will consolidate all of the Company’s corporate and distribution functions, other than dairy operations, in one location. The new facility will be located approximately eight miles from the Company’s current primary distribution facility and, as a result, there will be no appreciable change in the average distance between the new facility and its retail supermarkets.
     The construction of the new corporate offices and distribution center is being undertaken in three components:
•	Component 1: corporate offices and satellite buildings;

•	Component 2: dry goods warehouse; and

•	Component 3: refrigeration warehouse.
     The Company acquired the principal project property making up the 160-acre site from the Inland Valley Development Agency, a joint powers agency (“IVDA”), in January 2006 and rough grading and site work on that property commenced in February 2006. Several smaller parcels making up the remaining project property were privately held. The Company completed the acquisition of the final privately held parcel in the 160-acre site in May 2006. Construction of the first component commenced in September 2006, with completion currently anticipated in September 2007; construction of the second component commenced in November 2006, with completion currently anticipated in January 2008; and construction of the third component is expected to commence in April 2007, with completion currently anticipated in August 2008.
Note 10 – Subsequent Events
New Senior Notes
     On April 18, 2007, the Company completed the sale of $285 million in aggregate principal amount of 7 3/4% Senior Notes due April 15, 2015 (the “New Notes”) in a private offering. The New Notes are unregistered and are unsecured obligations of the Company. The New Notes are guaranteed by Markets and Development and the Company’s indirect subsidiaries, Santee and Super Rx.
Note Redemption
     On April 27, 2007, the Company announced that it will redeem its Floating Rate Senior Notes due 2010 on June 18, 2007 (the “Redemption Date”) at a price equal to 101% per $1,000 principal amount of the Notes, plus accrued and unpaid interest thereon to the Redemption Date.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 25, 2007
Note 10 – Subsequent Events (contd.)
Stock Redemption
     On April 27, 2007 the Company redeemed 1,125 shares of its Class A Common Stock for $15.0 million.
Dividend
     On April 27, 2007 the Company paid a $5.0 million dividend to La Cadena Investments, the sole shareholder of the Company.
New Credit Facility
     On April 16, 2007, the Company and Markets entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A. (“Bank of America”), as sole and exclusive administrative agent and sole initial lender, consisting of a three-year unsecured revolving credit facility in a principal amount of up to $100 million (the “New Credit Facility”), which replaced Markets’ existing credit facility.
     Markets is the borrower under the New Credit Facility. The New Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Development, Super Rx and Santee (subject, in the case of Santee, to termination upon certain specified events). Subject to certain restrictions, the entire amount of the New Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and will be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, the construction of the new corporate office and distribution facilities and workers’ compensation insurance obligations. The availability of the loans and letters of credit is subject to certain borrowing restrictions.
     Loans under the New Credit Facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the rate of interest publicly announced by Bank of America as its “reference rate”), plus 1.00%, or (ii) the “Offshore Rate” (defined as the average British Bankers Association Interest Settlement Rate for deposits in dollars, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 1.75%. For Offshore Rate Loans, the Offshore Rate will be applied in consecutive periods of the earlier of (a) the maturity date of the loan or (b) periods, as selected by Markets, of one, two, three or six months.
     The New Credit Facility will cease to be available and will be payable in full on May 31, 2010.
Santee Credit Facility
     On April 16, 2007, Santee entered into a Second Amended and Restated Business Loan Agreement (Receivables) with Bank of America, as sole and exclusive administrative agent, and sole initial lender, consisting of a three-year revolving line of credit in a principal amount of up to $5 million (the “New Santee Revolver”), which replaced Santee’s current revolver. Markets has guaranteed the obligations of Santee under the New Santee Revolver. Under the New Santee Revolver, Santee may borrow up to $5.0 million, all of which may be used to secure letters of credit. Letters of credit under the New Santee Revolver are expected to be used for workers’ compensation insurance obligations and for general corporate purposes. Borrowings under the New Santee Revolver are secured by the receivables of Santee.
     Loans under the New Santee Revolver bear interest at a rate based upon either (i) Bank of America’s prime rate plus 0.50%, or (ii) the “IBOR Rate” (defined as the interest rate at which Bank of America’s Cayman branch would offer U.S. dollar deposits for the applicable interest period to other banks, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 1.75%. The applicable interest periods for IBOR rate loans will be between 30 and 180 days.
     The New Santee Revolver will cease to be available and will be payable in full on May 31, 2010.

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
Self-Insurance Reserves
We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates we use are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. Recent legislative actions within California and efforts we have made within our stores to reduce claims have somewhat limited the severity of workers’ compensation claims. However, no assurances can be given that future legislative events, medical expenses and other loss factors will not require a change in our estimates. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.8% and 5.5% for the thirteen weeks ended March 25, 2007 and March 26, 2006, respectively. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. As of March 25, 2007, if the rate utilized to discount the reserves were increased or decreased by 1.0%, the reserves for self insurance would have been $1.2 million higher or $1.1 million lower.
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
For the second quarter of fiscal 2007, the discount rate used to calculate the net periodic pension cost was 5.8%. If the rate used to discount the net periodic pension cost was 4.8%, net periodic pension cost would have been $416,000 higher than the cost calculated at a 5.8% discount rate. If the rate used to calculate the net periodic pension cost was 6.8%, net periodic pension cost would have been $351,000 lower than the cost calculated at the 5.8% discount rate.

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

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OWNERSHIP OF THE COMPANY
La Cadena Investments (“La Cadena”), a California general partnership whose sole voting partner is the Jack H. Brown Revocable Trust dated June 29, 2000, holds all of our issued and outstanding capital stock. Jack H. Brown, the Chairman of the Board, President and Chief Executive Office of Stater Bros., is the Managing General Partner of La Cadena with the power to vote the shares of our capital stock held by La Cadena on all matters, including with respect to the election of our board of directors, and any other matters requiring shareholder approval.
EXECUTIVE OVERVIEW
Stater Bros. is the largest privately owned supermarket chain in Southern California. Our revenues are generated primarily from retail sales through our supermarkets. Our supermarkets’ success is a result of our market strategy of offering everyday low prices while providing our customer with friendly and outstanding customer service on each of their visits to our stores.
During the second quarter of fiscal 2007, we completed five major remodels and were engaged in major remodels on five stores. As of March 25, 2007, we had two new stores under construction. We continually evaluate our stores for profitability, strategic positioning, impact of competition and sales growth potential and make store opening, store remodel and store closure decisions based on such evaluations.
In the second quarter of fiscal 2007, our sales grew 0.3% over the prior year. Our second quarter sales were negatively affected by the timing of Christmas day, the only day that our stores are closed. Christmas day fell in the second quarter in the current year and the first quarter of the prior year. Excluding the effect of Christmas day, we estimate that second quarter sales would have increased by 1.7%. Our sales for the twenty-six weeks ended March 25, 2007, increased 2.3% over the same period in the prior year. For the remainder of fiscal 2007, we anticipate that our sales will continue to grow as we plan to open an additional two supermarkets by the end of our fiscal year. We continue to focus on expansion of sales in our existing supermarkets. Our future growth strategy is to continue to construct supermarkets in core market areas and expand or remodel existing supermarkets based upon our review of marketing trends.
Our consolidated gross profit margin, as a percentage of sales, increased for both the thirteen and twenty-six week periods from the same periods in the prior year as a result of somewhat reduced competitive pricing pressures and by our efforts to reduce the level of promotion discounting. Our marketing area of Southern California continues to be highly competitive and in flux. We anticipate increased competition from new competitors moving into our marketing area. Additionally, the ultimate impact of Supervalu’s recent acquisition of the Albertson stores in Southern California remains unknown and, to date, we have not experienced any major change in their marketing format. Competition from the other two major national chains, as well as ethnic markets and “big box” retailers, will continue to be on-going.
Construction continues on schedule on our new corporate office and distribution facilities. Our corporate office, dry grocery warehouse and ancillary buildings are currently under construction and we anticipate beginning construction on our refrigerated building in April 2007. During fiscal 2007, we anticipate the completion of the corporate office and ancillary buildings, with the dry grocery building being completed in the first half of fiscal 2008 and the refrigerated building being completed by the end of fiscal 2008. Once completed, the new corporate office and distribution facilities will allow us to become even more efficient as we will be able to ship from one location rather than our current seven locations.
We have entered into a new collective bargaining agreement with the United Food and Commercial Workers Union (the “UFCW”). The new collective bargaining agreement became effective in March 2007 and is scheduled to expire in March 2010. The UFCW is currently in contract negotiations with each of our three major competitors. Our collective bargaining agreement with respect to benefits is subject to the terms the UFCW negotiates with our three major competitors. The financial terms of the collective bargaining agreement other than benefits negotiated by the UFCW with our competitors may be significantly different than what we have negotiated. Accordingly, we cannot presently determine the financial impact that the new collective bargaining agreement may have on our future operations.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

	13 Weeks Ended		Change
	Mar. 26,	Mar. 25,	2007 to 2006
($ in thousands)	2006	2007	Dollar	%
Sales	$863,751	$866,062	$2,311	0.27%
Gross Profit	$232,512	$249,444	$16,932	7.28%
as a % of sales	26.92%	28.80%

	26 Weeks Ended		Change
	Mar. 26,	Mar. 25,	2007 to 2006
($ in thousands)	2006	2007	Dollar	%
Sales	$1,730,917	$1,770,416	$39,499	2.28%
Gross Profit	$459,227	$491,334	$32,107	6.99%
as a % of sales	26.53%	27.75%
Sales
The sales increase in the thirteen and twenty-six weeks of fiscal 2007 over the same periods in fiscal 2006 is the result of the opening of new stores and an increase in like store sales. For the second quarter of fiscal 2007 over the same period of fiscal 2006, our sales increase was negatively impacted by the timing of Christmas day, the only day our stores are closed. Christmas day fell in the second quarter of fiscal 2007 and the first quarter of fiscal 2006.
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
Comparison between second quarter fiscal 2007 and second quarter fiscal 2006 is affected by the timing of Christmas day. We estimate that the timing of Christmas day reduced second quarter sales by $12.1 million when compared to the second quarter of fiscal 2006. After taking into consideration the effect of Christmas day, like store sales increased $12.4 million or 1.5% over second quarter of fiscal 2006. We have opened three new stores since March 26, 2006. These newly opened stores added approximately $11.4 million of sales to the second quarter of fiscal 2007. While like store sales were positive for the second quarter of fiscal 2007, like store sales were impacted by recent new store openings. We estimate that newly opened stores drew $3.2 million of their second quarter 2007 sales from existing stores. Since March 26, 2006 we have closed three stores, which decreased fiscal 2007 sales by approximately $7.7 million when compared to the prior year.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Like Store Sales (contd.)
For the twenty-six week period of fiscal 2007, like store sales increased 1.45% when compared to the same period in fiscal 2006. We have opened four new stores since September 25, 2005, which added approximately $33.7 million of sales for the twenty-six week fiscal 2007. A portion of these sales came from sales taken from our existing stores. We estimate that new stores drew approximately $10.0 million of their twenty-six week fiscal 2007 sales from existing stores. We have closed three stores since September 26, 2005, which reduced fiscal 2007 sales by approximately $14.8 million when compared to fiscal 2006 sales.
Santee Sales
Santee sales decreased $2.3 million and $5.4 million in the second quarter and twenty-six week periods of fiscal 2007, respectively, when compared to the same periods of fiscal 2006. The decrease in sales is attributed to reductions in sales to Ralphs Grocery Co. and independent retailers and to reduced raw milk prices.
Gross Profit
The increase in gross profit margin, as a percentage of sales in the second quarter of fiscal 2007 over the same period for fiscal 2006 is attributed primarily to somewhat reduced competitive pricing pressures and to our efforts to reduce the level of promotional discounting as compared to the prior year.
Operating Expenses and Income

	13 Weeks Ended		Change
	Mar. 26,	Mar. 25,	2007 to 2006
($ in thousands)	2006	2007	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$198,011	$203,685	$5,674	2.87%
as a % of sales	22.93%	23.51%

Depreciation and amortization	$11,059	$12,085	$1,026	9.28%
as a % of sales	1.28%	1.40%

Operating profit	$23,442	$33,674	$10,232	43.65%
as a % of sales	2.71%	3.89%

	26 Weeks Ended		Change
	Mar. 26,	Mar. 25,	2007 to 2006
($ in thousands)	2006	2007	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$396,776	$405,486	$8,710	2.20%
as a % of sales	22.92%	22.90%

Depreciation and amortization	$21,417	$23,969	$2,552	11.92%
as a % of sales	1.24%	1.35%

Operating profit	$41,034	$61,879	$20,845	50.80%
as a % of sales	2.37%	3.50%

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Selling, General and Administrative Expenses
The increase, as a percentage of sales, in selling, general and administrative expenses in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 is due primarily to an increase in option expense, as a percentage of sales, of 0.3% and an increase in electricity costs, as a percentage of sales, of 0.3%, partially offset by a reduction in other labor costs, as a percentage of sales of 0.2% and a reduction in advertising expense, as a percentage of sales of 0.3%. The increase in option expense, as a percentage of sales, is attributed to the increase in our net income in the second quarter of fiscal 2007 as compared to the same period in the prior year. The increase in electricity costs, as a percentage of sales, is due to an overall increase in electricity rates. Other labor costs, as a percentage of sales, decreased as union benefit obligations in the second quarter of fiscal 2007 were reduced from the same period of fiscal 2006. Such savings in union benefits may not be realized under the new contract. The full impact of the new union contract is not known at this time as the benefits portion of the new contract will be based on the benefits negotiated between the UFCW and our three major competitors. The reduction in advertising expense, as a percentage of sales is due to our efforts to reduce the number of pages in bi-weekly print ads.
Selling, general and administrative expenses, as a percentage of sales, in the twenty-six week period of fiscal 2007 compared to the same period of fiscal 2006 as a whole were relatively unchanged. While overall selling, general and administrative expenses remained unchanged, option expense, as a percentage of sales, increased 0.2%, management incentive bonuses, as a percentage of sales, increased 0.1% and an increase in electricity costs, as a percentage of sales, of 0.2%. These increases were offset by a reduction in other labor costs, as a percentage of sales, of 0.1% and reduction in advertising expense, as a percentage of sales of 0.2%. The increase in option expense and management incentive bonuses, as a percentage of sales, is attributed to increases in our net income. Other labor costs decreased, as a percentage of sales, as union benefit obligations in fiscal 2007 were reduced from fiscal 2006. Such savings in union benefits may not be realized under the new contract. The full impact of the new union contract is not known at this time as the benefits portion of the new contract will be based on the benefits negotiated between the UFCW and our three major competitors. The decrease in advertising expense, as a percentage of sales, is due to our efforts to reduce the number of pages in bi-weekly print ads.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the second quarters of fiscal 2007 and fiscal 2006 is $262,000 and $248,000, respectively and $526,000 and $478,000 for the twenty-six weeks ended March 25, 2007 and March 26, 2006, respectively.
Depreciation and Amortization
The increase in depreciation expense in fiscal 2007 compared to fiscal 2006 is due primarily to new store construction, store remodels and other capital expenditures. Included in cost of goods sold is $3.0 million of depreciation in both the second quarters of fiscal 2007 and 2006, and $5.9 million in both the twenty-six week periods of fiscal 2007 and fiscal 2006 related to dairy production and warehousing and distribution activities.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Interest Income
Interest income was $2.7 million and $2.4 million for the second quarters of fiscal 2007 and 2006, respectively, and $5.5 million and $4.9 million for the twenty-six week periods of fiscal 2007 and 2006, respectively. Interest income has increased due to improved interest rate realized on our short-term investments. We expect our interest income to decline in the future as cash on-hand is used in the construction of our new corporate office and distribution facilities.
Interest Expense
Prior to the effect of the amortization of capitalized interest, interest expense was $15.8 million and $15.5 million for the second quarter of fiscal 2007 and 2006, respectively, and $31.5 million and $30.6 million for the twenty-six week periods for fiscal 2007 and 2006, respectively. Capitalized interest was $2.0 million and $516,000 for the second quarter of fiscal 2007 and 2006, respectively, and $3.4 million and $1.0 million for the twenty-six week periods of fiscal 2007 and 2006, respectively. The increase in interest expense is attributed to the increased interest rate on the Floating Rate Senior Notes due 2010. The increase in capitalized interest in the fiscal 2007 second quarter over fiscal 2006 is attributed to the ongoing construction of the new corporate office and distribution facility.
Income Before Income Taxes
Income before income taxes amounted to $22.6 million and $10.2 million in the second quarters of fiscal 2007 and fiscal 2006, respectively. Income before income taxes amounted to $39.2 million and $15.7 million in the twenty-six week periods of fiscal 2007 and fiscal 2006, respectively.
Income Taxes
Income taxes amounted to $9.2 million and $4.1 million in the second quarters of fiscal 2007 and fiscal 2006, respectively, and $15.9 million and $6.2 million in the twenty-six week periods of fiscal 2007 and 2006, respectively. Our effective tax rate was 40.6% and 39.7% for the second quarters of fiscal 2007 and 2006, respectively, and 40.4% and 39.4% for the twenty-six week periods of fiscal 2007 and 2006, respectively. The change in effective tax rates is due primarily to more federal hiring tax credits being available in the prior year than were available in the current year.
Net Income
Net income for the second quarter of fiscal 2007 amounted to $13.5 million compared to $6.2 million in the second quarter of fiscal 2006. Net income for the twenty-six weeks ended March 25, 2007 amounted to $23.4 million compared to $9.5 million for the twenty-six weeks ended March 26, 2006.
LIQUIDITY AND CAPITAL RESOURCES
We historically fund our daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. Markets’ credit agreement, as amended and restated on June 17, 2004 expires in May 2007 and consists of a revolving loan facility for working capital and letters of credit of $75.0 million. The letter of credit facility is maintained pursuant to our workers’ compensation and general liability self-insurance requirements. In addition, Santee’s revolving line of credit includes a credit line of $5.0 million all of which may be used to secure letters of credit. As of March 25, 2007, between Markets’ and Santee’s credit agreements, we had $50.4 million of outstanding letters of credit and we had $29.6 million available under the revolving loan facilities.
We had no short-term borrowings outstanding as of March 25, 2007 and did not incur short-term borrowings during the quarterly period.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth our contractual cash obligations and commercial commitments as of March 25, 2007.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due June 2012
Principal	$525,000	$—	$—	$—	$525,000
Interest	234,609	42,656	85,313	85,313	21,327

	759,609	42,656	85,313	85,313	546,327

Floating Rate Senior Notes due June 2010 (1)
Principal	$175,000	$175,000	$—	$—	$—
Call premiums	1,750	1,750	—	—	—
Interest	4,089	4,089	—	—	—

	180,839	180,839	—	—	—

Capital lease obligations (2)
Principal	$7,747	$940	$2,333	$3,025	$1,449
Interest	4,404	1,174	1,887	1,057	286

	12,151	2,114	4,220	4,082	1,735

Operating leases (2)	260,931	37,644	52,066	35,533	135,688

Total contractual cash obligations	$1,213,530	$263,253	$141,599	$124,928	$683,750

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (3)	$50,433	$50,433	$—	$—	$—

Total other commercial commitments	$50,433	$50,433	$—	$—	$—

(1)	Interest on the Floating Rate Senior Notes (the “Floating Rate Notes”) is based on the Three-month LIBOR plus 3.50% and is set quarterly based on the Three-month LIBOR rate for the second London Banking Day preceding each interest period. The floating interest rate at March 25, 2007 was 8.85%. The redemption of the Floating Rate Notes have been accelerated due to the issuance on April 18, 2007 of $285 million of 7.75% Senior Notes due April 2015. The proceeds from these Notes will be used to repay all principal and accrued interest on the Floating Rate Notes in June 2007. The Floating Rate Notes will be redeemed on June 18, 2007 (the “Redemption Date”) at a price equal to 101% per $1,000 principal amount of the Floating Rate Notes, plus accrued and unpaid interest thereon to the Redemption Date.

(2)	We lease the majority of our retail stores, offices, warehouses and distribution facilities. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(3)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between September 2007 and December 2007.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $223.4 million at March 25, 2007 and $233.3 million at September 24, 2006, and our current ratio was 1.80:1 and 1.83:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for the twenty-six weeks ended March 25, 2007 was $78.8 million compared to $13.6 million provided by operating activities for the twenty-six weeks ended March 26, 2006. Significant sources of cash from operating activities in the second quarter of fiscal 2007 included a reduction in restricted cash needed to secure workers’ compensation obligations, an increase in long-term reserves related primarily to increased liability for long-term options and income from operations. Significant uses of cash from operations included decreases in short-term option liability due to the payment of options to retired participants.
Other significant uses of cash included $22.1 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. In addition, we expended $49.6 million on the new corporate office and distribution facilities, of which $9.6 million has been classified as a long-term receivable related to a tax increment to be received in future years. We estimate that remaining fiscal 2007 expenditures for the new corporate office and distribution facilities will be $139.7 million. We are funding the new corporate office and distribution facilities from cash allocated from the proceeds from the issuance of the 8.125% Senior Notes and our New Senior Notes. At this time we believe that available financing options will be sufficient to complete the project. However, there can be no assurances that such financing options will be available in the future.
As of March 25, 2007, based upon our consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ indenture and, after taking into consideration payments previously made, we had the ability and right to pay a restricted payment of up to $42.4 million.
We believe that operating cash flows and current cash reserves will be sufficient to meet our currently identified operating needs and scheduled capital expenditures. However, we may elect to fund some capital expenditures through operating leases or debt financing. There can be no assurance that such debt and lease financing will be available to us in the future.
The Credit Facilities
Existing Credit Facilities
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
The Credit Facility is guaranteed by Stater Bros. Holdings Inc. (“Holdings”) and all of its existing and future material subsidiaries, including Development and Holdings’ indirect subsidiaries, Super Rx and Santee (subject, in the case of Santee, to termination upon certain specified events).

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

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The Credit Facilities (contd.)
As of March 25, 2007, for purposes of the credit facilities with Bank of America, Santee, Markets and Holdings were in compliance with all restrictive covenants. We are also subject to certain covenants associated with our 8.125% Senior Notes due 2012 and our Floating Rate Senior Notes due 2010. As of March 25, 2007, we were in compliance with all such covenants. However, there can be no assurance that Santee, Markets or Holdings will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
New Credit Facilities
Markets Credit Agreement
On April 16, 2007, the Company and Markets entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A. (“Bank of America”), as sole and exclusive administrative agent, and sole initial lender, consisting of a three-year unsecured revolving credit facility in a principal amount of up to $100 million (the “New Credit Facility”), which replaced Markets’ existing credit facility.
Markets is the borrower under the New Credit Facility. The New Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Development, Super Rx and Santee (subject, in the case of Santee, to termination upon certain specified events). Subject to certain restrictions, the entire amount of the New Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and will be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, the construction of the new corporate office and distribution facilities and workers’ compensation insurance obligations. The availability of the loans and letters of credit is subject to certain borrowing restrictions.
Loans under the New Credit Facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the rate of interest publicly announced by Bank of America as its “reference rate”), plus 1.00%, or (ii) the “Offshore Rate” (defined as the average British Bankers Association Interest Settlement Rate for deposits in dollars, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 1.75%. For Offshore Rate Loans, the Offshore Rate will be applied in consecutive periods of the earlier of (a) the maturity date of the loan or (b) periods, as selected by Markets, of one, two, three or six months.
The New Credit Facility will cease to be available and will be payable in full on May 31, 2010. Notwithstanding such maturity date, at any time prior thereto Markets shall be entitled to request the issuance of standby letters of credit having a tenor which is up to one year following such maturity date, and commercial letters of credit having a tenor which is up to 180 days following such maturity date. Loans under the Credit Facility must be repaid for a period of ten consecutive days semi-annually.
The loans under the New Credit Facility may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the offshore rate. The commitments under the New Credit Facility may be reduced by Markets. Markets will be required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. Outstanding letters of credit under the New Credit Facility are subject to a fee of 1.25% per annum on the face amount of such letters of credit, payable quarterly in arrears. Markets will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letters of credit issued under the letter of credit facility.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The Credit Facilities (contd.)
The New Credit Facility requires Holdings and its subsidiaries to meet minimum shareholders equity and EBITDA tests. The New Credit Facility contains covenants which, among other things, limit the ability of Markets and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, and (iii) make restricted payments. The New Credit Facility also contains covenants that apply to Holdings and its subsidiaries, and Holdings is a party to the New Credit Facility for purposes of these covenants. These covenants, among other things, limit the ability of Holdings and its subsidiaries to incur indebtedness, make restricted payments, enter into transactions with affiliates, and make amendments to the Indenture governing the 8.125% Senior Notes due June 15, 2012 and the Floating Rate Senior Notes due June 15, 2010.
The New Credit Facility contains customary events of default, including payment defaults; material inaccuracies in representations and warranties; covenant defaults; cross-defaults to certain other indebtedness; certain bankruptcy events; certain ERISA events; judgment defaults; invalidity of any guaranty; and change of control.
Santee Credit Agreement
On April 16, 2007, Santee entered into a Second Amended and Restated Business Loan Agreement (Receivables) with Bank of America, as sole and exclusive administrative agent, and sole initial lender, consisting of a three-year revolving line of credit in a principal amount of up to $5 million (the “New Santee Revolver”), which replaced Santee’s current revolver. Markets has guaranteed the obligations of Santee under the New Santee Revolver. Under the New Santee Revolver, Santee may borrow up to $5.0 million, all of which may be used to secure letters of credit. Letters of credit under the New Santee Revolver are expected to be used for workers’ compensation insurance obligations and for general corporate purposes. Borrowings under the New Santee Revolver are secured by the receivables of Santee.
Loans under the New Santee Revolver bear interest at a rate based upon either (i) Bank of America’s prime rate plus 0.50%, or (ii) the “IBOR Rate” (defined as the interest rate at which Bank of America’s Cayman branch would offer U.S. dollar deposits for the applicable interest period to other banks, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 1.75%. The applicable interest periods for IBOR rate loans will be between 30 and 180 days.
The New Santee Revolver will cease to be available and will be payable in full on May 31, 2010. Notwithstanding such maturity date, at any time prior thereto Santee shall be entitled to request the issuance of standby letters of credit having a tenor which is up to one year following such maturity date. Loans under the New Santee Revolver must be repaid for a period of thirty consecutive days semi-annually.
The loans under the New Santee Revolver may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the IBOR rate. Outstanding letters of credit under the New Santee Revolver are subject to a fee of 1.25% per annum on the face amount of such letters of credit, payable quarterly in advance. Santee will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letters of credit issued under the letter of credit facility.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The Credit Facilities (contd.)
The New Santee Revolver requires Santee to meet minimum tangible net worth and minimum EBITDA tests. The New Santee Revolver contains covenants which, among other things, limit the ability of Santee to (i) incur indebtedness, grant liens and guarantee obligations, and (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates.
The New Santee Revolver contains customary events of default, including payment defaults; material inaccuracies in representations and warranties; covenant defaults; cross-defaults to certain other indebtedness; certain bankruptcy events; certain ERISA events; judgment defaults and material adverse change.
Labor Relations
We have entered into a new collective bargaining agreement with the UFCW, which represents a substantial number of our stores’ hourly union employees. The new collective bargaining agreement became effective in March 2007 and is scheduled to expire in March 2010. The UFCW members voted to accept the new collective bargaining agreement on January 17, 2007. The new collective bargaining agreement establishes a single-tier pay scale for our employees based on each employee’s seniority and provides for gradual increases in hourly wages over a three-year period. These scheduled increases range from a $0.20 increase in hourly wages for clerks to a $3.00 increase in hourly wages for pharmacists. The new collective bargaining agreement also provides for increased contributions by us toward employee health and pension benefits but, at our option, we will reduce these contributions to match any contract terms relating to benefits negotiated between the UFCW and each of our three major competitors, Vons Companies Inc., Albertsons Inc. and Ralphs Grocery Co., which have not yet completed negotiating new collective bargaining agreements with the UFCW. The financial terms of the collective bargaining agreements with respect to matters other than benefits negotiated with each chain may be significantly different from each other and could create either a financial advantage or disadvantage for us as compared to our major competitors. Accordingly, we cannot presently determine the financial impact that the new collective bargaining agreement may have on our future operations.
Santee’s collective bargaining agreement with the International Brotherhood of Teamsters (the “Teamsters”), which represents approximately 300 dairy operating employees, was renewed in March 2004 and expired in March 2007. Santee has had preliminary discussions with the Teamsters and anticipates negotiating a new collective bargaining agreement with them that is acceptable to all parties. However, at this time, we do not know what form such an agreement may take, nor the financial impact that it may have on our future operations.
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
MARCH 25, 2007
PART I — FINANCIAL INFORMATION (contd.)
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are subject to interest rate risk on our fixed interest rate debt obligations and floating rate debt obligations. Our fixed rate debt obligations are comprised of the 8.125% Senior Notes due June 2012 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. Our floating rate debt obligations are the Floating Rate Senior Notes due June 2010. The fair values of the 8.125% Senior Notes due June 2012 and Floating Rate Senior Notes due June 2010 are based upon quoted market prices. Although quoted market prices are not readily available on our capital lease obligations, we believe that stated values approximate the fair value of these obligations. We have not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk.
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
As of the quarter ended March 25, 2007, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective, at the reasonable assurance level, in ensuring that the information needed to make timely decisions regarding the required disclosures contained in this Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner to insure that the information required to be disclosed by us in this Report on Form 10-Q was recorded, processed, summarized and reported within the time period specified for filing of this Report on Form 10-Q.
During the quarter ended March 25, 2007, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

STATER BROS. HOLDINGS INC.
MARCH 25, 2007
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
MARCH 25, 2007
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

Date: May 9, 2007	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2007	/s/ Phillip J. Smith
Phillip J. Smith
Executive Vice President and Chief Financial Officer (Principal Financial Officer)