Form 10-Q
period 2007-06-24
STATER BROS HOLDINGS INC
filed 2007-08-08
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2007
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
As of August 8, 2007, there were issued and outstanding
35,770 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
June 24, 2007

Item 1.	FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 24,	June 24,
	2006	2007
		(Unaudited)
Current assets
Cash and cash equivalents	$198,545	$274,096
Restricted cash	24,121	8,121
Short-term investments	26,849	—
Receivables, net of allowance of $936 and $903	35,310	48,352
Income tax receivables	3,863	—
Inventories	196,031	199,328
Prepaid expenses	8,513	7,102
Deferred income taxes	21,609	23,649

Total current assets	514,841	560,648

Property and equipment
Land	110,479	112,013
Buildings and improvements	323,805	411,401
Store fixtures and equipment	397,491	414,718
Property subject to capital leases	25,836	24,747

	857,611	962,879

Less accumulated depreciation and amortization	360,538	398,611

	497,073	564,268

Deferred debt issuance costs, net	15,972	17,828
Deferred income taxes, long-term	8,845	12,920
Long-term receivable	12,160	22,228
Goodwill	2,894	2,894
Other assets	6,307	6,582

	46,178	62,452

Total assets	$1,058,092	$1,187,368

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

	Sept. 24,	June 24,
	2006	2007
		(Unaudited)
Current liabilities
Accounts payable	$155,827	$153,635
Accrued payroll and related expenses	55,582	61,905
Accrued income taxes	—	7,093
Other accrued liabilities	69,098	46,596
Current portion of capital lease obligations	1,054	974

Total current liabilities	281,561	270,203

Long-term debt	700,000	810,000
Capital lease obligations, less current portion	7,294	6,551
Long-term portion of self-insurance and other reserves	33,112	35,046
Long-term deferred benefits	43,573	54,615
Other long-term liabilities	3,631	3,068

Total liabilities	1,069,171	1,179,483

Commitment and Contingencies

Stockholder’s equity (deficit)
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 36,895 in 2006 and 35,770 in 2007	—	—
Additional paid-in capital	9,382	9,096
Retained deficit	(20,461)	(1,211)

Total stockholder’s equity (deficit)	(11,079)	7,885

Total liabilities and stockholder’s equity (deficit)	$1,058,092	$1,187,368

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	June 25,	June 24,
	2006	2007
Sales	$886,221	$910,229
Cost of goods sold	656,521	656,442

Gross profit	229,700	253,787

Operating expenses
Selling, general and administrative expenses	193,451	199,849
Depreciation and amortization	11,898	12,313

Total operating expenses	205,349	212,162

Operating profit	24,351	41,625

Interest income	2,627	4,930
Interest expense	(14,731)	(16,829)
Interest related to debt purchase	—	(3,953)
Other income (expenses), net	(702)	159

Income before income taxes	11,545	25,932

Income taxes	5,803	10,330

Net income	$5,742	$15,602

Earnings per share	$155.63	$431.26

Average common shares outstanding	36,895	36,178

Shares outstanding at end of period	36,895	35,770

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	39 Weeks Ended
	June 25,	June 24,
	2006	2007
Sales	$2,617,138	$2,680,645
Cost of goods sold	1,928,211	1,935,524

Gross profit	688,927	745,121

Operating expenses
Selling, general and administrative expenses	590,227	605,335
Depreciation and amortization	33,315	36,282

Total operating expenses	623,542	641,617

Operating profit	65,385	103,504

Interest income	7,515	10,475
Interest expense	(44,271)	(44,863)
Interest related to debt purchase	—	(3,953)
Other expenses, net	(1,395)	(9)

Income before income taxes	27,234	65,154

Income taxes	11,984	26,190

Net income	$15,250	$38,964

Earnings per share	$406.14	$1,062.96

Average common shares outstanding	37,549	36,656

Shares outstanding at end of period	36,895	35,770

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	39 Weeks Ended
	June 25,	June 24,
	2006	2007
Operating activities:
Net income	$15,250	$38,964
Adjustments to reconcile net income to net cash provided by operating activities:
Premium paid on purchase of debt	—	(1,750)
Depreciation and amortization	42,141	45,060
Deferred income taxes	(2,694)	(6,115)
Amortization of debt issuance costs	2,284	4,623
Loss on disposals of assets	1,770	143
Changes in operating assets and liabilities:
Decrease in restricted cash	4,879	16,000
(Increase) decrease in receivables	4,825	(9,363)
(Increase) decrease in income tax receivables	(2,622)	3,863
Increase in inventories	(18,257)	(3,297)
(Increase) decrease in prepaid expenses	(260)	1,411
(Increase) decrease in other assets	68	(287)
Increase (decrease) in accounts payable	11,706	(2,192)
Increase in accrued income taxes	—	7,093
Decrease in other accrued liabilities	(28,223)	(14,429)
Increase in long-term reserves	5,853	12,413

Net cash provided by operating activities	36,720	92,137

Financing activities:
Stock redemption	(18,750)	(15,000)
Debt issuance costs	—	(6,479)
Proceeds from issuance of long-term debt	—	285,000
Principal payment on long-term debt	—	(175,000)
Dividends paid	—	(5,000)
Principal payments on capital lease obligation	(815)	(823)

Net cash (used in) provided by financing activities	(19,565)	82,698

Investing activities:
Decrease in short-term investments	—	26,849
Increase in store construction reimbursements	(3,702)	(3,679)
Increase in long-term receivable	—	(10,068)
Purchase of property and equipment	(83,026)	(112,590)
Proceeds from sale of property and equipment	648	204

Net cash used in investing activities	(86,080)	(99,284)

Net increase (decrease) in cash and cash equivalents	(68,925)	75,551
Cash and cash equivalents at beginning of period	263,397	198,545

Cash and cash equivalents at end of period	$194,472	$274,096

Interest paid	$54,269	$57,278
Income taxes paid	$17,300	$21,350
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 24, 2007
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and the thirty-nine weeks ended June 24, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.
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
Note 2 — Reclassifications
     Certain amounts in the prior periods have been reclassified to conform to the current period financial statement presentation.
Note 3 — Recent Accounting Pronouncements
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
JUNE 24, 2007
Note 4 — Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 5 — Restricted Cash
     Restricted cash represents cash that has been contractually set aside as collateral for certain workers’ compensation and general liability self-insurance reserves. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents.
Note 6 — Retirement Plans
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
The following table provides the components of net periodic pension expense:

	13 Weeks Ended		39 Weeks Ended
	Jun. 25,	Jun. 24,	Jun. 25,	Jun. 24,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Expected return on assets	$(425)	$(519)	$(1,275)	$(1,557)
Service cost	715	683	2,147	2,050
Interest cost	738	817	2,215	2,452
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of recognized losses	262	214	785	644

Net pension expense	$1,289	$1,194	$3,870	$3,587

Actuarial assumptions used to determine net pension expense were:
Discount rate	5.50%	5.80%	5.50%	5.80%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	5.00%	5.00%	5.00%	5.00%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 24, 2007
Note 7 — Segment Information
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
The following table illustrates financial measurements relating to the Company’s reportable segments for the thirteen and thirty-nine week periods ended June 25, 2006:

	Thirteen Weeks			Thirty-Nine Weeks
	Retail	All Other	Total	Retail	All Other	Total
	(in thousands)			(in thousands)
Sales to external customers	$862,276	$23,945	$886,221	$2,540,681	$76,457	$2,617,138
Intersegment sales	—	17,869	17,869	—	56,902	56,902
Operating profit (loss)	24,661	(310)	24,351	63,198	2,187	65,385
Net income (loss)	14,465	(8,723)	5,742	39,428	(24,178)	15,250
Total net assets for the thirteen and thirty-nine week periods ended June 25, 2006 amounted to $1.4 billion for the Retail segment and $(348.0) million for all other for a total of $1.0 billion in consolidated total assets.
The following table illustrates financial measurements relating to the Company’s reportable segments for the thirteen and thirty-nine week periods ended June 24, 2007:

	Thirteen Weeks			Thirty-Nine Weeks
	Retail	All Other	Total	Retail	All Other	Total
	(in thousands)			(in thousands)
Sales to external customers	$885,478	$24,751	$910,229	$2,608,793	$71,852	$2,680,645
Intersegment sales	—	21,775	21,775	—	59,841	59,841
Operating profit (loss)	41,694	(69)	41,625	104,631	(1,127)	103,504
Net income (loss)	26,756	(11,154)	15,602	67,539	(28,575)	38,964
Total net assets for the thirteen and thirty-nine week periods ended June 24, 2007 amounted to $1.5 billion for the Retail segment and $(324.2) million for all other for a total of $1.2 billion in consolidated total assets.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 24, 2007
Note 8 — Subsidiary Guarantee
     The Company has $525.0 million of 8.125% Senior Notes due June 15, 2012 and $285.0 million of 7.75% Senior Notes due April 15, 2015 collectively (“the Notes”).
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
Note 9 — Corporate Office and Distribution Center
     The Company is currently in the process of constructing a new corporate office and distribution center on a 160-acre site on the former Norton Air Force Base located in the City of San Bernardino, California. The new headquarters and distribution center will consolidate all of the Company’s corporate and distribution functions, other than dairy operations, in one location. The new facility will be located approximately eight miles from the Company’s current primary distribution facility and, as a result, there will be no appreciable change in the average distance between the new facility and its retail supermarkets.
     The construction of the new corporate offices and distribution center is being undertaken in three components:
•	Component 1: corporate offices and satellite buildings;

•	Component 2: dry goods warehouse; and

•	Component 3: refrigeration warehouse.
     The Company acquired the principal project property making up the 160-acre site from the Inland Valley Development Agency, a joint powers agency (“IVDA”), in January 2006 and rough grading and site work on that property commenced in February 2006. Several smaller parcels making up the remaining project property were privately held. The Company completed the acquisition of the final privately held parcel in the 160-acre site in May 2006. Construction of the first component commenced in September 2006, with completion currently anticipated in September 2007; construction of the second component commenced in November 2006, with completion currently anticipated in January 2008; and construction of the third component commenced in April 2007, with completion currently anticipated in August 2008.
Note 10 — Notes Payable
New Senior Notes
     On April 18, 2007, the Company issued $285.0 million in aggregate principal amount of 7.75% Senior Notes due April 15, 2015 (the “7.75% Senior Notes”) in a private offering. The 7.75% Senior Notes are unregistered and are unsecured obligations of the Company. On August 6, 2007 we filed an exchange offer with the Securities and Exchange Commission to exchange the 7.75% Senior Notes for virtually identical registered 7.75% Senior Notes due April 15, 2015. The 7.75% Senior Notes are guaranteed by Markets and Development and the Company’s indirect subsidiaries, Santee and Super Rx.
Note Redemption
     On June 18, 2007, the Company redeemed all of its $175.0 million Floating Rate Senior Notes due 2010 for $176.8 million which included a redemption premium of $1,750,000, plus accrued interest. In connection with the redemption of the Floating Rate Notes, we expensed approximately $2.2 million of unamortized deferred offering cost related to the Floating Rate Notes.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 24, 2007
Note 11 — Stock Redemption and Dividend
Stock Redemption
     On April 27, 2007 the Company redeemed 1,125 shares of its Class A Common Stock for $15.0 million.
Dividend
     On April 27, 2007 the Company paid a $5.0 million dividend to La Cadena Investments, the sole shareholder of the Company.
Note 12 — Credit Facilities
Credit Facility
     On April 16, 2007, the Company and Markets entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A. (“Bank of America”), as sole and exclusive administrative agent and sole initial lender, consisting of a three-year unsecured revolving credit facility in a principal amount of up to $100 million (the “Credit Facility”), which replaced Markets’ existing credit facility.
     Markets is the borrower under the Credit Facility. The Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Development, Super Rx and Santee (subject, in the case of Santee, to termination upon certain specified events). Subject to certain restrictions, the entire amount of the Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and will be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, the construction of the new corporate office and distribution center and workers’ compensation insurance obligations. The availability of the loans and letters of credit is subject to certain borrowing restrictions.
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
Santee Credit Facility
     On April 16, 2007, Santee entered into a Second Amended and Restated Business Loan Agreement (Receivables) with Bank of America, as sole and exclusive administrative agent, and sole initial lender, consisting of a three-year revolving line of credit in a principal amount of up to $5 million (the “Santee Revolver”), which replaced Santee’s existing revolver. Markets has guaranteed the obligations of Santee under the Santee Revolver. Under the Santee Revolver, Santee may borrow up to $5.0 million all of which may be used to secure letters of credit. Letters of credit under the Santee Revolver are expected to be used for workers’ compensation insurance obligations and for general corporate purposes. Borrowings under the Santee Revolver are secured by the receivables of Santee.
     Loans under the Santee Revolver bear interest at a rate based upon either (i) Bank of America’s prime rate plus 0.50%, or (ii) the “IBOR Rate” (defined as the interest rate at which Bank of America’s Cayman branch would offer U.S. dollar deposits for the applicable interest period to other banks, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 1.75%. The applicable interest periods for IBOR rate loans will be between 30 and 180 days.
The Santee Revolver will cease to be available and will be payable in full on May 31, 2010.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 24, 2007
Note 13 — Litigation Matters
     Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on the Company’s consolidated financial position or its results of operations.
Note 14 — Subsequent Events
     The Company currently leases its existing corporate headquarters and certain distribution facilities located in Colton, California. The current lease contains multiple lease options that gives the Company the right to control the property through May 2038. The annual rent for each option period is fixed and is deemed to be below market value. On July 19, 2007 the Company entered into a fifteen year sublease with a third party (the “Sublessee”), which also contains three, five year lease options. Under the sublease, the sublessee agreed to assume all lease payments and other liabilities under the lease and the sublessee paid the Company $2.0 million for the rights to the lease. The $2.0 million received from the sublessee will be amortized into income over the life of the initial sublease. On July 19, 2007, the Company exercised lease options to extend the current lease under the master lease agreement to May 2023.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART I — FINANCIAL INFORMATION (contd.)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires the use of estimates and judgments on the part of management. We base our estimates on our historical experience combined with management’s understanding of current facts and circumstances. We believe that the following critical accounting policies are the most important to our consolidated financial statement presentation and require the most difficult, subjective and complex judgments on the part of management.
Self-Insurance Reserves
We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates we use are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. Recent legislative actions within California and efforts we have made within our stores to reduce claims have somewhat limited the severity of workers’ compensation claims. However, no assurances can be given that future legislative events, medical expenses and other loss factors will not require a change in our estimates. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.8% and 5.5% for the thirty-nine weeks ended June 24, 2007 and June 25, 2006, respectively. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. As of June 24, 2007, if the rate utilized to discount the reserves were increased or decreased by 1.0%, the reserves for self insurance would have been $1.2 million higher or $1.1 million lower.
Employee Benefit Plans
The determination of our obligation and expense for pension benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions are disclosed in Note 6 — Retirement Plans in the accompanying notes to the Consolidated Financial Statements contained herein and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in the assumptions may materially affect our pension obligations and expense for pension benefits.
For the thirty-nine weeks of fiscal 2007, the discount rate used to calculate the net periodic pension cost was 5.8%. If the rate used to discount the net periodic pension cost was 4.8%, net periodic pension cost would have been $624,000 higher than the cost calculated at a 5.8% discount rate. If the rate used to calculate the net periodic pension cost was 6.8%, net periodic pension cost would have been $525,000 lower than the cost calculated at the 5.8% discount rate.

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
EXECUTIVE OVERVIEW
Stater Bros. is the largest privately owned supermarket chain in Southern California. Our revenues are generated primarily from retail sales through our supermarkets. Our supermarkets’ success is a result of our market strategy of offering everyday low prices while providing our customers with friendly and outstanding customer service on each of their visits to our stores.
During the thirty-nine weeks ended June 24, 2007, we completed five major remodels and we are in the process of completing major remodels on four stores. As of June 24, 2007, we had one new store under construction. We continually evaluate our stores for profitability, strategic positioning, impact of competition and sales growth potential and make store opening, store remodel and store closure decisions based on such evaluations.
In the third quarter of fiscal 2007, our sales grew 2.7% over the prior year. Our sales for the thirty-nine weeks ended June 24, 2007, increased 2.4% over the same period in the prior year. For the remainder of fiscal 2007, we anticipate that our sales will continue to grow as we benefit from recently opened stores and as we plan to open an additional supermarket by the end of our fiscal year. We continue to focus on expansion of sales in our existing supermarkets. Our future growth strategy is to continue to construct supermarkets in core market areas and expand or remodel existing supermarkets based upon our review of marketing trends.
Our consolidated gross profit margin, as a percentage of sales, increased for both the thirteen and thirty-nine week periods from the same periods in the prior year as a result of somewhat reduced competitive pricing pressures and by our efforts to focus our advertising markdowns and to control shrink. Our marketing area of Southern California continues to be highly competitive and in flux. We anticipate increased competition from new competitors moving into our marketing area. Competition from the three major national chains, as well as ethnic markets and “big box” retailers, will continue to be on-going.
Construction continues on schedule on our new corporate office and distribution facilities. Our corporate office, dry grocery warehouse, refrigerated warehouse and ancillary buildings are currently under construction. During fiscal 2007, we anticipate the completion of the corporate office and ancillary buildings, with the dry grocery building being completed in the first half of fiscal 2008 and the refrigerated building being completed by the end of fiscal 2008. Once completed, the new corporate office and distribution facilities will allow us to become even more efficient as we will be able to ship from one location rather than our current seven locations in four cities.
We have entered into a new collective bargaining agreement with the United Food and Commercial Workers Union (the “UFCW”). The new collective bargaining agreement became effective in March 2007 and is scheduled to expire in March 2010. On July 23, 2007 the UFCW ratified new four year collective bargaining agreements with our three major competitors.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

	13 Weeks Ended		Change
	Jun. 25,	Jun. 24,	2007 to 2006
($ in thousands)	2006	2007	Dollar	%

Sales	$886,221	$910,229	$24,008	2.71%

Gross Profit	$229,700	$253,787	$24,087	10.49%
as a % of sales	25.92%	27.88%

	39 Weeks Ended		Change
	Jun. 25,	Jun. 24,	2007 to 2006
($ in thousands)	2006	2007	Dollar	%

Sales	$2,617,138	$2,680,645	$63,507	2.43%

Gross Profit	$688,927	$745,121	$56,194	8.16%
as a % of sales	26.32%	27.80%
Sales
The sales increase in the thirteen and thirty-nine weeks of fiscal 2007 over the same periods in fiscal 2006 is the result of the opening of new stores and an increase in like store sales.
Like Store Sales
We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year periods, we only include the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year. For stores that have been closed, we only include the prior year’s weekly sales that correspond to the weeks the stores were open in the current year.
Like store sales are affected by various factors including, but not limited to, inflation, promotional discounting, customer traffic, buying trends, pricing pressures from competitors and competitive openings and closings.
For the third quarter of 2007, like store sales increased $14.7 million or 1.7% over third quarter of fiscal 2006. We have opened three new stores since March 27, 2006. These newly opened stores added approximately $12.6 million of sales to the third quarter of fiscal 2007. While like store sales were positive for the third quarter of fiscal 2007, like store sales were impacted by newly opened stores. We estimate that newly opened stores drew $4.0 million of their third quarter 2007 sales from existing stores. Since March 27, 2006, we have closed two stores, which decreased third quarter fiscal 2007 sales by approximately $5.0 million when compared to the prior year.
For the thirty-nine week period of fiscal 2007, like store sales increased 1.6% when compared to the same period in fiscal 2006. We have opened five new stores since September 26, 2005, which added approximately $46.3 million of sales for the thirty-nine week fiscal 2007. A portion of these sales came from sales taken from our existing stores. We estimate that new stores drew approximately $14.0 million of their thirty-nine week fiscal 2007 sales from existing stores. We have closed three stores since September 26, 2005, which reduced fiscal 2007 sales by approximately $19.8 million when compared to fiscal 2006 sales.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Santee Sales
Santee sales increased $0.8 million in the third quarter and decreased $4.6 million for the thirty-nine week period of fiscal 2007, when compared to the same periods of fiscal 2006. The increase in Santee sales for the third quarter of fiscal 2007 compared to fiscal 2006 is attributed to increased raw milk prices during the quarter. The decrease in sales for thirty-nine week fiscal 2007 is attributed to reductions in sales to Ralphs Grocery Co. and independent retailers and to reduced raw milk prices during the first two quarters of fiscal 2007.
Gross Profit
The increase in gross profit margin, as a percentage of sales in the third quarter and the thirty-nine weeks of fiscal 2007 over the same period for fiscal 2006 is attributed primarily to somewhat reduced competitive pricing pressures and to our efforts to reduce the level of promotional discounting as compared to the prior year. During the thirteen week and thirty-nine week periods ended June 24, 2007, we have made concentrated efforts to focus our advertising markdowns on items within our stores that drive customer traffic and we continue to see improvement in shrink due to initiatives put in place over the last year. Our efforts have had a significant impact in improving gross profit margins in the current fiscal year compared to the prior fiscal year.
Operating Expenses and Income

	13 Weeks Ended		Change
	Jun. 25,	Jun. 24,	2007 to 2006
($ in thousands)	2006	2007	Dollar	%

Operating Expenses:
Selling, general and administrative expenses	$193,451	$199,849	$6,398	3.31%
as a % of sales	21.83%	21.96%

Depreciation and amortization	$11,898	$12,313	$415	3.49%
as a % of sales	1.34%	1.35%

Operating profit	$24,351	$41,625	$17,274	70.94%
as a % of sales	2.75%	4.57%

	39 Weeks Ended		Change
	Jun. 25,	Jun. 24,	2007 to 2006
($ in thousands)	2006	2007	Dollar	%

Operating Expenses:
Selling, general and administrative expenses	$590,227	$605,335	$15,108	2.56%
as a % of sales	22.55%	22.59%

Depreciation and amortization	$33,315	$36,282	$2,967	8.91%
as a % of sales	1.27%	1.35%

Operating profit	$65,385	$103,504	$38,119	58.30%
as a % of sales	2.50%	3.86%

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Selling, General and Administrative Expenses
The increase, as a percentage of sales, in selling, general and administrative expenses in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 is due primarily to an increase in direct labor costs, as a percentage of sales, of 0.2% and an increase in deferred benefits expense, as a percentage of sales, of 0.2%, partially offset by a reduction in other labor costs, as a percentage of sales of 0.2% and a reduction in advertising expense, as a percentage of sales of 0.2%. The increase in deferred benefits expense, as a percentage of sales, is attributed to the increase in our net income in the third quarter of fiscal 2007 as compared to the same period in the prior year. Direct labor costs increased as a percentage of sales due to the increase in California minimum wage on January 1, 2007 and higher labor costs related to the new UFCW contract. The reduction in advertising expense, as a percentage of sales is due to our efforts to narrow the width of our ad pages and to reduce the number of pages in our bi-weekly print ads.
Selling, general and administrative expenses, as a percentage of sales, in the thirty-nine week period of fiscal 2007 compared to the same period of fiscal 2006 as a whole were relatively unchanged. While overall selling, general and administrative expenses remained unchanged, deferred benefits expense, as a percentage of sales, increased 0.2%, management incentive bonuses, as a percentage of sales, increased 0.1% and electricity costs, as a percentage of sales, increased 0.1%. These increases were offset by a reduction in other labor costs, as a percentage of sales, of 0.4% and a reduction in advertising expense, as a percentage of sales, of 0.2%. The increase in deferred benefits expense and management incentive bonuses, as a percentage of sales, is attributed to increases in our net income. Other labor costs decreased, as a percentage of sales, as union benefit obligations in fiscal 2007 were reduced from fiscal 2006. Under the new UFCW contract we anticipate direct labor costs, as a percentage of sales, to increase.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the third quarters of fiscal 2007 and fiscal 2006 is $248,000 and $243,000, respectively and $774,000 and $721,000 for the thirty-nine weeks ended June 24, 2007 and June 25, 2006, respectively.
Depreciation and Amortization
The increase in depreciation expense in fiscal 2007 compared to fiscal 2006 is due primarily to new store construction, store remodels and other capital expenditures. Included in cost of goods sold is $2.9 million of depreciation in both the third quarters of fiscal 2007 and 2006, and $8.8 million in both the thirty-nine week periods of fiscal 2007 and fiscal 2006 related to dairy production and warehousing and distribution activities.
Interest Income
Interest income was $4.9 million and $2.6 million for the third quarters of fiscal 2007 and 2006, respectively, and $10.5 million and $7.5 million for the thirty-nine week periods of fiscal 2007 and 2006, respectively. Interest income has increased due to higher cash balances and improved interest rate realized on our short-term investments. We expect our interest income to decline in the future as cash on-hand is used in the construction of our new corporate office and distribution facilities.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Interest Expense
Prior to the effect of the amortization of capitalized interest, interest expense was $19.5 million and $15.4 million for the third quarter of fiscal 2007 and 2006, respectively, and $50.9 million and $46.0 million for the thirty-nine week periods for fiscal 2007 and 2006, respectively. Capitalized interest was $2.6 million and $0.7 million for the third quarter of fiscal 2007 and 2006, respectively, and $6.1 million and $1.7 million for the thirty-nine week periods of fiscal 2007 and 2006, respectively. The increase in interest expense is attributed to paying interest on both the new $285 million 7.75% Senior Notes due in 2015 and the Floating Rates Notes due in 2010 during the third quarter of fiscal 2007. Interest expense also increased due to increased interest rates on the Floating Rate Notes. The $285 million 7.75% Senior Notes were issued on April 18, 2007 and the Floating Rate Notes were redeemed on June 18, 2007. The increase in capitalized interest in fiscal 2007 over fiscal 2006 is attributed to the ongoing construction of the new corporate office and distribution facility.
Interest Related to Debt Purchase
In the third quarter of fiscal 2007, we incurred $4.0 million of interest expense related to the redemption of the Floating Rate Notes. We paid a premium of $1,750,000 to redeem the Floating Rate Notes and we expensed $2.2 million of unamortized debt offering costs related to the Floating Rate Notes.
Income Before Income Taxes
Income before income taxes amounted to $25.9 million and $11.5 million in the third quarters of fiscal 2007 and fiscal 2006, respectively. Income before income taxes amounted to $65.2 million and $27.2 million in the thirty-nine week periods of fiscal 2007 and fiscal 2006, respectively.
Income Taxes
Income taxes amounted to $10.3 million and $5.8 million in the third quarters of fiscal 2007 and fiscal 2006, respectively, and $26.2 million and $12.0 million in the thirty-nine week periods of fiscal 2007 and 2006, respectively. Our effective tax rate was 39.8% and 50.3% for the third quarters of fiscal 2007 and 2006, respectively, and 40.2% and 44.0% for the thirty-nine week periods of fiscal 2007 and 2006, respectively. The larger effective tax rate for fiscal year 2006 was due to the reconciliation of the fiscal 2006 tax return to the provision recorded in the third quarter of fiscal 2006.
Net Income
Net income for the third quarter of fiscal 2007 amounted to $15.6 million compared to $5.7 million in the third quarter of fiscal 2006. Net income for the thirty-nine weeks ended June 24, 2007 amounted to $39.0 million compared to $15.3 million for thirty-nine weeks ended June 25, 2006.
LIQUIDITY AND CAPITAL RESOURCES
We historically fund our daily cash flow requirements through funds provided by operations. We have the ability to borrow under our short-term revolving credit facilities. Markets’ credit agreement, as amended and restated on April 16, 2007 expires in May 2010 and consists of a revolving loan facility for working capital and letters of credit of $100.0 million. The letter of credit facility is maintained pursuant to our workers’ compensation and general liability self-insurance requirements. In addition, Santee’s revolving line of credit includes a credit line of $5.0 million all of which may be used to secure letters of credit. As of June 24, 2007, between Markets’ and Santee’s credit agreements, we had $50.4 million of outstanding letters of credit and we had $54.6 million available under the revolving loan facilities.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
We had no short-term borrowings outstanding as of June 24, 2007 and did not incur short-term borrowings during the quarterly period.
The following table sets forth our contractual cash obligations and commercial commitments as of June 24, 2007.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due June 2012
Principal	$525,000	$—	$—	$525,000	$—
Interest	213,281	42,656	85,313	85,312	—

	738,281	42,656	85,313	610,312	—
Floating Rate Senior Notes due June 2015
Principal	$285,000	$—	$—	$—	$285,000
Interest	176,516	21,903	44,175	44,175	66,263

	461,516	21,903	44,175	44,175	351,263
Capital lease obligations (1)
Principal	$7,525	$974	$2,421	$2,854	$1,276
Interest	4,098	1,140	1,799	940	219

	11,623	2,114	4,220	3,794	1,495

Operating leases (1)	271,986	39,167	52,260	37,956	142,603

Total contractual cash obligations	$1,483,406	$105,840	$185,968	$696,237	$495,361

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (2)	$50,433	$50,433	$—	$—	$—

Total other commercial commitments	$50,433	$50,433	$—	$—	$—

(1)	We lease the majority of our retail stores, offices, warehouses and distribution facilities. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(2)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between September 2007 and February 2008.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $290.4 million at June 24, 2007 and $233.3 million at September 24, 2006, and our current ratio was 2.07:1 and 1.83:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for the thirty-nine weeks ended June 24, 2007 was $92.1 million compared to $36.7 million provided by operating activities for the thirty-nine weeks ended June 25, 2006. Significant sources of cash from operating activities in the thirty-nine weeks of fiscal 2007 included a reduction in restricted cash needed to secure workers’ compensation obligations, an increase in long-term reserves related primarily to increased liability for the deferred benefits plan and income from operations. Significant uses of cash from operations included decreases in accrued liabilities including the payment of deferred benefits liability for retired employees and payment of semi-annual interest on our $525 million 8.125% Notes.
Other significant uses of cash included $34.6 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. In addition, we expended $88.1 million on the new corporate office and distribution center, of which $10.1 million has been classified as a long-term receivable related to a tax increment to be received in future years. We estimate that remaining fiscal 2007 expenditures for the new corporate office and distribution center will be approximately $47.5 million. We are funding the new corporate office and distribution center from cash allocated from the proceeds from the issuance of the 8.125% Senior Notes and the 7.75% Senior Notes. At this time we believe that available financing options will be sufficient to complete the project. However, there can be no assurances that such financing options will be available in the future.
As of June 24, 2007, based upon our consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ indenture and, after taking into consideration payments previously made, we had the ability and right to pay a restricted payment of up to $30.2 million.
We believe that operating cash flows and current cash reserves will be sufficient to meet our currently identified operating needs and scheduled capital expenditures. However, we may elect to fund some capital expenditures through operating leases or debt financing. There can be no assurance that such debt and lease financing will be available to us in the future.
Credit Facilities
Markets Credit Agreement
On April 16, 2007, the Company and Markets entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A. (“Bank of America”), as sole and exclusive administrative agent, and sole initial lender, consisting of a three-year unsecured revolving credit facility in a principal amount of up to $100 million (the “Credit Facility”), which replaced Markets’ existing credit facility.
Markets is the borrower under the Credit Facility. The Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Development, Super Rx and Santee (subject, in the case of Santee, to termination upon certain specified events). Subject to certain restrictions, the entire amount of the Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and will be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, the construction of the new corporate office and distribution facilities and workers’ compensation insurance obligations. The availability of the loans and letters of credit is subject to certain borrowing restrictions.

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
The Credit Facility requires Holdings and its subsidiaries to meet minimum shareholders equity and EBITDA tests. The Credit Facility contains covenants which, among other things, limit the ability of Markets and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, and (iii) make restricted payments. The Credit Facility also contains covenants that apply to Holdings and its subsidiaries, and Holdings is a party to the Credit Facility for purposes of these covenants. These covenants, among other things, limit the ability of Holdings and its subsidiaries to incur indebtedness, make restricted payments, enter into transactions with affiliates, and make amendments to the Indenture governing the 8.125% Senior Notes due June 15, 2012.
The Credit Facility contains customary events of default, including payment defaults; material inaccuracies in representations and warranties; covenant defaults; cross-defaults to certain other indebtedness; certain bankruptcy events; certain ERISA events; judgment defaults; invalidity of any guaranty; and change of control.
Santee Credit Agreement
On April 16, 2007, Santee entered into a Second Amended and Restated Business Loan Agreement (Receivables) with Bank of America, as sole and exclusive administrative agent, and sole initial lender, consisting of a three-year revolving line of credit in a principal amount of up to $5 million (the “Santee Revolver”), which replaced Santee’s existing revolver. Markets has guaranteed the obligations of Santee under the Santee Revolver. Under the Santee Revolver, Santee may borrow up to $5.0 million all of which may be used to secure letters of credit. Letters of credit under the Santee Revolver are expected to be used for workers’ compensation insurance obligations and for general corporate purposes. Borrowings under the Santee Revolver are secured by the receivables of Santee.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Loans under the Santee Revolver bear interest at a rate based upon either (i) Bank of America’s prime rate plus 0.50%, or (ii) the “IBOR Rate” (defined as the interest rate at which Bank of America’s Cayman branch would offer U.S. dollar deposits for the applicable interest period to other banks, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 1.75%. The applicable interest periods for IBOR rate loans will be between 30 and 180 days.
The Santee Revolver will cease to be available and will be payable in full on May 31, 2010. Notwithstanding such maturity date, at any time prior thereto Santee shall be entitled to request the issuance of standby letters of credit having a tenor which is up to one year following such maturity date. Loans under the Santee Revolver must be repaid for a period of thirty consecutive days semi-annually.
The loans under the Santee Revolver may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the IBOR rate. Outstanding letters of credit under the Santee Revolver are subject to a fee of 1.25% per annum on the face amount of such letters of credit, payable quarterly in advance. Santee will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letters of credit issued under the letter of credit facility.
The Santee Revolver requires Santee to meet minimum tangible net worth and minimum EBITDA tests. The Santee Revolver contains covenants which, among other things, limit the ability of Santee to (i) incur indebtedness, grant liens and guarantee obligations, and (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates.
The Santee Revolver contains customary events of default, including payment defaults; material inaccuracies in representations and warranties; covenant defaults; cross-defaults to certain other indebtedness; certain bankruptcy events; certain ERISA events; judgment defaults and material adverse change.
Labor Relations
We have entered into a new collective bargaining agreement with the UFCW, which represents a substantial number of our stores’ hourly union employees. The new collective bargaining agreement became effective in March 2007 and is scheduled to expire in March 2010. Our UFCW members voted to accept the new collective bargaining agreement on January 17, 2007. The new collective bargaining agreement establishes a single-tier pay scale for our employees based on each employee’s seniority and provides gradual increases in hourly wages over a three-year period. These scheduled increases range from a $0.20 increase in hourly wages for clerks to a $3.00 increase in hourly wages for pharmacists. The new collective bargaining agreement provides for decreased contributions by us towards employee health and pension benefits. These benefit contributions match the terms negotiated and ratified on July 23, 2007 between the UFCW and our three major competitors Vons, Albertsons and Ralphs. The financial terms of our collective bargaining agreement and those of our major competitors with respect to matters other than benefits vary but do not contain materially different economic terms.
Santee’s collective bargaining agreement with the Teamsters, which represent approximately 300 dairy operating employees, was renewed in March 2004 and expired in March 2007. Santee has negotiated a new five-year collective bargaining agreement with the Teamsters that we believe is acceptable to all parties. The terms are substantially similar to the Teamsters’ agreement with Markets. We are awaiting the final agreement for signature.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Labor Relations (contd.)
Santee also has a collective bargaining agreement with the International Union of Operating Engineers Local No. 501, which covers approximately 20 plant engineering and maintenance employees (Local 501”). The agreement expired on May 31, 2007, and Santee has been negotiating the terms of a new agreement with Local 501. We believe that we have reached agreement on the terms of such new agreement, and are awaiting the final agreement for signature. We anticipate that the new agreement, among other things, will provide for wage increases of $0.40 per hour per year starting on June 1, 2008 and increased contributions by us toward employee health and pension benefits. It is contemplated that the new agreement will expire on May 31, 2012.
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
June 24, 2007
PART I — FINANCIAL INFORMATION (contd.)

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are subject to interest rate risk on our fixed interest rate debt obligations and floating rate debt obligations. Our fixed rate debt obligations are comprised of the 8.125% Senior Notes due June 2012, the 7.75% Senior Notes due 2015 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. The fair values of the 8.125% Senior Notes due June 2012 and the 7.75% Senior Notes due 2015 are based upon quoted market prices. Although quoted market prices are not readily available on our capital lease obligations, we believe that stated values approximate the fair value of these obligations. We have not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk.
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
As of the quarter ended June 24, 2007, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective, at the reasonable assurance level, in ensuring that the information needed to make timely decisions regarding the required disclosures contained in this Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner to insure that the information required to be disclosed by us in this Report on Form 10-Q was recorded, processed, summarized and reported within the time period specified for filing of this Report on Form 10-Q.
During the quarter ended June 24, 2007, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

STATER BROS. HOLDINGS INC.
June 24, 2007
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
June 24, 2007
PART II — OTHER INFORMATION (contd.)

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 18, 2007, we issued $285.0 million of 7.75% Senior Notes in a private placement. These notes are not registered with the Securities and Exchange Commission. The proceeds have or will be used to: (1) redeem on June 18, 2007 all $175 million in aggregate principal amount of the outstanding Floating Rate Notes due 2010; (2) pay costs related to the construction of our new distribution center; (3) redeem on April 27, 2007 $15.0 million in aggregate value of our outstanding Class A Common Stock; (4) pay fees and expenses incurred in connection with the issuance of the $285.0 million 7.75% Senior Notes and the redemption of the Floating Rate Notes; and (5) pay on April 27, 2007, $5.0 million dividend to La Cadena our sole shareholder.

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

Date: August 8, 2007	/s/	Jack H. Brown

Jack H. Brown
Chairman of the Board, President,
and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007	/s/	Phillip J. Smith

Phillip J. Smith
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)