Form 10-K
period 2007-09-30
STATER BROS HOLDINGS INC
filed 2007-12-19
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from                      to
Commission file number 001-13222
STATER BROS. HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0350671
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 S. Tippecanoe Avenue
San Bernardino, California	92408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(909) 733-5000
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
Number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of December 19, 2007—Class A Common Stock — 35,770 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None

STATER BROS. HOLDINGS INC.
FORM 10-K

PART I

Item 1.	Business
General
Stater Bros. Holdings, Inc. (“Holdings” or the “Company”) through its wholly-owned subsidiary, Stater Bros. Markets (“Markets”), operates a supermarket chain of 164 stores located throughout Southern California. We provide our customers with high quality grocery, health and general merchandise products at every day low prices while providing the highest level of customer service. All of our stores have expanded selection of produce and full-service meat departments, 151 have service deli departments, 83 have bakery departments, 73 have full-service seafood departments and 23 have pharmacies. We believe our service departments, along with our high level of customer service, creates a shopping experience that maintains customer loyalty and distinguishes us from other supermarket chains. Most of the milk products offered in our stores are manufactured by Santee Dairies, Inc. (“Santee”), a wholly-owned subsidiary of Markets. Santee operates under the name Heartland Farms. In addition to providing Markets with its milk products, Santee sells milk and juice products to a variety of third party companies and organizations. The legal entity for our in-store pharmacies is Super Rx, Inc. (“Super Rx”), a wholly-owned subsidiary of Markets.
Holdings was incorporated in Delaware in 1989 and through Markets has operated supermarkets in Southern California since 1936 when the first Stater Bros. Market opened in Yucaipa, California. The total square footage of our supermarkets is approximately 5.6 million square feet including approximately 4.0 million square feet of selling area. We have constructed most of our supermarkets through our wholly-owned subsidiary, Stater Bros. Development (“Development”). Development acts as general contractor for all new store construction and existing store remodels. We have grown our business through construction of new stores and through a strategic acquisition.
We utilize centralized distribution facilities that provide our supermarkets with approximately 81% of the volume of the merchandise we offer for sale. Our distribution facilities encompass approximately 1.6 million square feet and include facilities for grocery, grocery deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products and approximately 185,000 square feet for dairy manufacturing and distribution. We have completed construction on our new corporate offices and we are constructing a new distribution center at the site of the former Norton Air Force Base (“Norton”) located in the city of San Bernardino, California. The new headquarters and distribution center will consolidate all of our corporate and distribution functions, other than dairy operations, into one location.
Ownership of the Company
La Cadena Investments (“La Cadena”), a California general partnership whose sole voting partner is the Jack H. Brown Revocable Trust, holds all of our issued and outstanding capital stock. Mr. Jack H. Brown, the Chairman of the Board, President and Chief Executive Officer of Holdings, is the Managing General Partner of La Cadena with the power to vote the shares of our capital stock held by La Cadena on all matters, including with respect to the election of our Board of Directors, and any other matters requiring shareholder approval.
Issuance of Debt and Early Extinguishment of Debt
On June 18, 2007, we issued $285.0 million in aggregate principal amount of 7.75% Senior Notes due April 15, 2015 in a private offering. The 7.75% Senior Notes were unregistered and are unsecured obligations. On September 7, 2007, we completed the exchange of the unregistered 7.75% Senior Notes due April 15, 2015 for virtually identical registered $285.0 million 7.75% Senior Notes due April 15, 2015 collectively (the “7.75% Senior Notes”). We incurred $7.2 million of debt issuance costs related to the issuance of the 7.75% Senior Notes.
On June 18, 2007, we used part of the proceeds from the issuance of the 7.75% Senior Notes to redeem all of our $175.0 million Floating Rate Senior Notes due 2010 (the “Floating Rate Senior Notes”) for $176.8 million which included a redemption premium of $1.8 million, plus accrued interest. In connection with the redemption of the Floating Rate Senior Notes, we expensed approximately $2.2 million of unamortized deferred offering cost related to the Floating Rate Senior Notes.

Item 1.	Business (contd.)
Store Profile and Locations
Our supermarkets have well-established locations and low overhead expenses, with fixed rent payments in most locations. In addition, we believe our existing supermarkets are well maintained and generally require capital expenditures only for customary maintenance. An average supermarket is approximately 34,000 square feet, while newly constructed supermarkets range from approximately 40,000 square feet to 46,000 square feet. Because of the close proximity of our distribution facilites to our store locations, we operate our supermarkets with minimal back-room storage space. Our supermarkets utilize an average of approximately 71% of total square feet as retail selling space. Generally, all of our supermarkets are similarly designed and stocked which allows our customers to easily find items in any of our supermarkets.
Substantially all of our 164 supermarkets are located in neighborhood shopping centers in well-populated residential areas. We endeavor to locate our supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.
We operated 164 supermarkets at September 30, 2007, 162 supermarkets at September 24, 2006 and 161 supermarkets at September 25, 2005.
Our supermarkets had approximately 5.6 million total square feet at September 30, 2007, 5.5 million total square feet at September 24, 2006 and 5.4 million total square feet at September 25, 2005.
Store Expansion and Remodeling
Our marketing area is in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. As of September 30, 2007, we operated 164 supermarkets. We expand our customer base through construction of new stores and by improving, remodeling and expanding existing stores. We intend to continue to expand our existing supermarket operations by enlarging and remodeling existing supermarkets and constructing new supermarkets. We may also make strategic acquisitions of existing supermarkets, if such opportunities arise.
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
We monitor sales and profitability of our operations on a store-by-store basis and remodel or replace stores in light of their performance and our assessment of their future potential. Approximately 81% of our supermarkets have been either newly constructed or remodeled within the last five years. Minor remodels cost between $250,000 and $750,000 and typically include new fixtures and may include a change in decor. Major remodels cost in excess of $750,000 and typically involve more extensive refurbishment of the store’s interior and may include the addition of one or more specialty service departments such as a hot service delicatessen or a bakery. Expansions entail enlargement of the store building and typically includes breaking through an exterior wall. The primary objective of a remodel or expansion is to improve the attractiveness of the supermarket, increase sales of higher margin product categories and, where feasible, to increase selling area.

Item 1.	Business (contd.)
Store Expansion and Remodeling (contd.)
The following table sets forth certain statistical information with respect to our supermarket openings, closings and remodels for the periods indicated.

	Sept. 28,	Sept. 26,	Sept. 25,	Sept. 24,	Sept. 30,
	2003	2004	2005	2006	2007
Number of supermarkets:
Opened	1	2	4	3	3
Closed	—	(1)	(1)	(2)	(1)
Total at end of year	157	158	161	162	164
Minor remodel	20	31	47	34	6
Major remodel	4	5	8	14	12
Beyond fiscal 2007, we plan to open approximately three to six new stores per year, based upon a number of factors, including customer demand, market conditions, profitability, costs of opening, and availability of financing for such new stores. We continually review plans for major and minor remodels, expansions and new construction to take advantage of marketing opportunities. We finance our new store construction primarily from cash provided by operating activities and we may use short-term borrowings under our credit facilities. Long-term financing of new stores generally will be obtained through either sale and leaseback transactions or secured long-term financings. However, no assurances can be made as to the availability of such financings.
Corporate Office and Distribution Center
Our new corporate offices are located at Norton. Our office building is the first building to be completed and occupied in our master plan for construction of our offices and distribution center at Norton. During fiscal 2008, we should complete the construction of our new distribution center and will relocate all of our distribution, other than dairy operations, to Norton. Currently our distribution facilities are located in Colton, California and surrounding cities, and encompass approximately 1.6 million square feet. The facilities include distribution center for grocery, grocery deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products. Approximately 81%, based on sales volume, of the products offered for sale, in our supermarkets are received through our distribution center. We anticipate that this percentage will increase when we complete the new distribution center. Our dairy manufacturing, distribution and office facilities are located in the City of Industry, California and encompass approximately 239,000 square feet.
On average, our stores are located 38 miles from our distribution center. Most of our supermarkets can be reached without using the most congested portions of the Southern California freeway system.
Our transportation fleet consists of modern well-maintained vehicles. As of September 30, 2007, we operated approximately 192 tractors, 95 of which we owned and 97 of which we leased and we operated 552 trailers, 542 of which we owned and 10 of which we leased.

Item 1.	Business (contd.)
New Corporate Office and Distribution Center
We have completed the first component in the construction of our new corporate office and distribution center on our 160-acre site at Norton. In September 2007, we completed the new office and satellite buildings and relocated our corporate headquarters. Construction continues on the distribution center which will combine all of our existing warehouses into one distribution center. There will be no appreciable change in the average distance between our supermarkets and the new distribution center.
The remaining construction of the distribution center will be completed in two components:
•	Component 1: dry goods warehouse; and

•	Component 2: refrigeration warehouse.
Construction of the dry goods warehouse commenced in November 2006, with completion currently anticipated in January 2008; and construction of the refrigeration warehouse commenced in April 2007, with completion currently anticipated in August 2008.
Purchasing and Marketing
To provide our customers with the best overall supermarket value in our primary marketing areas, we use an “Aggressive Everyday Low Price” (“AEDLP”) format supported heavily by radio, TV, newspaper and direct mail advertising programs as an integral part of our purchasing and marketing strategy We supplement our everyday low price structure with chain-wide temporary price reductions (“Stater Savers”) on selected food and non-food merchandise. The geographic location of our supermarkets allows us to reach our target consumers through a variety of media and we aggressively advertise our everyday low prices through local and regional newspapers, direct mail and printed circulars as well as extensive advertisements on radio and television.
     A key component of our business strategy is to provide our customers with a variety of quality brand-name merchandise as well as alternative selections of high-quality private label merchandise. To meet the needs of customers, our supermarkets are stocked with approximately 40,000 items. We place particular emphasis on the freshness and quality of our meat and produce merchandise and maintain high standards for these perishables by distributing the merchandise through our refrigerated distribution facility.
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

Item 1.	Business (contd.)
Santee Dairies, Inc
Santee operates one of the largest dairy plants, based on fluid production, in California and provides fluid milk products to Markets and other customers in Southern California. Santee processes, packages and distributes whole, low-fat and non-fat milk, as well as orange juice, fruit drinks and certain other cultured milk products under the Knudsen®, Foremost® and certain other brand names, as well as store brand names. Santee is the exclusive licensee of the Knudsen® trademark from Kraft Foods, Inc. for fluid milk, juices and certain other cultured milk products in the Southern California market. In addition, Santee is the exclusive licensee of the Foremost® trademark for fluid milk in Southern California from Foremost Farms USA. Santee holds the exclusive national license for Arnold Palmer Tee®, a beverage blend of iced tea and lemonade as well as other flavors, from Innovative Flavors, LLC. In fiscal 2007, Santee processed approximately 67.7 million gallons of fluid products, including 53.1 million gallons of fluid milk. During this time period, Markets purchased 35.9 million gallons of fluid products from Santee. Santee’s total revenue in fiscal 2007, excluding sales to Markets, was $101.4 million. Santee also sells to other supermarkets, independent food distributors, military bases and foodservice providers in Southern California.
Santee’s fluid production capacity is approximately 250,000 to 350,000 gallons per day, with the ability to expand capacity to approximately 400,000 gallons per day.
Employees
We have approximately 18,000 employees, approximately 1,200 of whom are management and administrative employees and approximately 16,800 of whom are hourly union employees. Substantially all of our hourly employees are members of either the United Food and Commercial Workers (“UFCW”) or International Brotherhood of Teamsters (“Teamsters”) labor unions and are represented by several different collective bargaining agreements.
The UFCW’s collective bargaining agreements were renewed in March 2007 and expire in March 2011. Markets’ Teamsters’ collective bargaining agreement was renewed in September 2005 and expires in September 2010. Santee’s collective bargaining agreement with the Teamsters was renewed in July 2007 and expires in February 2012.
We value our employees and believe our relationship with them is good and that employee loyalty and enthusiasm are key elements of our operating performance.
Competition
We operate in a highly competitive industry characterized by narrow profit margins. Competitive factors include price, quality and variety of products, customer service, and store location and condition. We believe our competitive strengths include our specialty service departments, everyday low prices, breadth of product selection, high product quality, one-stop shopping convenience, attention to customer service, convenient store locations, a long history of community involvement and established long-term customer base in Southern California.
Given the wide assortment of products we offer, we compete with various types of retailers, including local, regional and national supermarket chains, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. Our primary competitors include Vons, Albertsons, Ralphs, and a number of independent supermarket operators. We, and our competitors, also face competitive pressures from existing and new “big box” format retailers.
We expect Vons, Albertsons and Ralphs to continue to apply pricing and other competitive pressures as they expand the number of their stores in our market area and as they continue to take steps to both maintain and grow their customer counts. We believe that our everyday low prices, breadth of product offering, which includes approximately 40,000 items offered for sale in our stores, specialty service departments and long-term customer relationships will enable us to compete effectively in this increasingly competitive environment.

Item 1.	Business (contd.)
Financial Information about Segments
We have three operating segments: Markets, Super Rx and Santee. Markets and Super Rx provide retail grocery, general merchandise and pharmaceutical products to customers through our supermarkets. Santee processes, packages and distributes milk, fruit drinks and other cultured milk products to Markets and other customers. As Markets and Super Rx have similar customers, regulatory requirements and delivery methods to customers, we aggregate Markets and Super Rx into a single reportable segment. Aggregating Markets and Super Rx results in two reportable segments: Retail and Dairy Manufacturing. Separate disclosures for the Dairy Manufacturing segment have not been made as sales, profits and total assets for this segment are less than 10% of consolidated sales, profits and total assets. Financial information about our reportable segment is disclosed in “Note 9 — Segment Information” in the Notes to Consolidated Financial Statements contained herein.
Government Regulation
We are subject to regulation by a variety of governmental authorities, including federal, state and local agencies that regulate trade practices, building standards, labor, health, safety and environmental matters. We are also subject to oversight of government agencies that regulate the distribution and sale of alcoholic beverages, pharmaceuticals, tobacco products, milk and other agricultural products and other food items.
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
Environmental
We incurred approximately $1.0 million in environmental remediation costs over the past five years. Remediation costs were approximately $395,000 in 2003, $260,000 in 2004, $249,000 in 2005, $36,000 in 2006 and $41,000 in 2007. We believe that any such future remediation costs will not have a material adverse effect on our financial condition or our results of operations.

Item 1A.	Risk Factors
The supermarket industry is highly competitive and generally characterized by narrow profit margins. We compete with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug chains, national general merchandisers and discount retailers, membership clubs, warehouse stores and independent and specialty grocers. Our primary competitors include Vons, Albertsons, Ralphs, and a number of independent supermarket operators. We also face heightened competition from restaurants and fast food chains due to the increasing portion of household food expenditures directed to the purchase of food prepared outside the home.
Our principal competitors include national and regional supermarket chains which compete with us on the basis of location, quality of products, service, price, product variety and store condition. Our competitors have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to consistently increase year-over-year sales gains. We expect our competitors to continue to apply pricing and other competitive pressures as they expand the number of their stores in our market area and as they continue to take steps to both maintain and grow their customer counts.
We face increased competitive pressure from existing competitors and from the threatened entry by one or more major new competitors. Some of our competitors have greater resources than us and are not unionized resulting in lower labor cost. These competitors could use their resources to take measures which could adversely affect our competitive position. In addition, we face competitive pressures from existing and new “big box” format retailers.
Our marketing area in Southern California continues to be highly competitive and in flux. Our market changes frequently as competitors open and close supermarket locations and introduce new pricing strategies. We anticipate increased competition from “big box” format retailers.

Item 1A.	Risk Factors (contd.)
Our performance is affected by inflation. During the current fiscal year, we have experienced increases in transportation cost and in the cost of products we sell in our stores. The increases in our costs are attributed to increases in fuel, plastic, grain and other commodity costs. As inflation has increased expenses, we have recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time. However, the economic and competitive environment in Southern California continues to challenge us to become more cost efficient as our ability to recover increases in expenses through price increases is diminished. Our future results of operations will depend upon our ability to adapt to the current economic environment as well as current and future competitive conditions.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties
We own our new corporate office facility located at Norton. We lease our distribution facilities located in Colton, California and surrounding cities and we own our dairy facility located in the City of Industry, California. The following schedule presents our distribution and manufacturing facilities by product classification and the size of each facility as of September 30, 2007.

Square
Facility	Feet
Grocery	960,000
Health and beauty care and general merchandise	188,000
Frozen	146,000
Dairy manufacturing	118,000
Produce, meat and meat deli	118,000
Grocery deli	116,000
Dairy cold storage	67,000
Bakery	40,000
Support, administrative offices and other	260,000

Total	2,013,000

Item 2.	Properties (contd.)
As of September 30, 2007, we owned 47 of our supermarkets and leased the remaining 117 supermarkets. We believe our supermarkets are well maintained and adequately meet the expectations of our customers. We operate 164 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. The following schedule reflects our store count by size and county, and the number of stores that were either leased or owned by us as of September 30, 2007.

	No. of Stores			Total Square Feet
				Under	25,000-	30,000-	35,000-	Over
County	Total	Owned	Leased	25,000	29,999	34,999	40,000	40,000
San Bernardino	52	12	40	5	16	6	14	11
Riverside	45	11	34	9	13	4	5	14
Orange	30	11	19	4	13	1	4	8
Los Angeles	25	8	17	3	7	1	3	11
San Diego	10	5	5	—	1	—	2	7
Kern	2	—	2	—	—	1	1	—

Total	164	47	117	21	50	13	29	51

The total square footage of our supermarkets is approximately 5.6 million square feet, of which approximately 4.0 million square feet is selling area.

Item 3.	Legal Proceedings
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
In April 2006, the landlord under a Ground Lease for a supermarket location filed an Unlawful Detainer Action alleging that Markets failed to timely exercise its option to extend the term of the Ground Lease. In addition to the Ground Lease, there is a Sub-Ground Lease which requires the landlord under the Ground Lease to attorn to the Sub-Ground Lease which would preserve Markets’ rights under the Ground Lease except for an alleged increase in rent. The Unlawful Detainer Action has since been dismissed but the Landlord is proceeding with a Declaratory Relief Cause of Action seeking determination of the Parties rights under the Ground Lease and Sub-Ground Lease. The amount of any additional rent cannot be reasonably determined at this time. Markets is vigorously defending its rights and believes that any liability for additional rent will not be material to the consolidated statements of income and financial position.
Item 4. Submission of Matters to a Vote of Security Holders
None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities
     (a) Market Information
          There is no established public trading market for Holdings’ common equity.
     (b) Holders

	Authorized	Outstanding
Common Stock	100,000	0
Class A Common Stock	100,000	35,770
La Cadena holds 35,770 shares, or 100% of Holdings’ outstanding Class A Common Stock.
     (c) Dividends
Markets’ credit facility, as amended and restated on April 16, 2007, limits our ability to pay dividends. We may declare and pay dividends, but the aggregate amount of the dividend may not exceed, as of any date of determination, an amount equal to the sum of $25.0 million plus 50% of our consolidated net income for the period then ending following June 27, 2004. As of September 30, 2007, we had the ability, under the Credit Facility, to make restricted payments, including dividends of $28.9 million.
Dividends of $5.0 million were paid in both fiscal 2007 and fiscal 2006. No dividends were paid in fiscal 2005.

Item 6.	Selected Financial Data
The following table sets forth historical financial data derived from the audited consolidated financial statements of Holdings as of and for the fiscal years ended September 28, 2003, September 26, 2004, September 25, 2005, September 24, 2006 and September 30, 2007. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Audited Consolidated Financial Statements of Holdings and related notes thereto contained elsewhere herein. The information included in “Other Operating and Financial Data” and “Store Data” is unaudited.

	Fiscal Year Ended
	Sept. 28,(4)	Sept. 26,(4)	Sept. 25,(4)	Sept. 24,(4)	Sept. 30,(4)
	2003	2004	2005	2006	2007
	(In thousands, except per share amounts)

Statement of Earnings Data:
Sales	$2,753,774	$3,705,209	$3,372,844	$3,508,794	$3,674,427
Cost of goods sold	1,999,361	2,653,139	2,468,736	2,578,435	2,674,563

Gross profit	754,413	1,052,070	904,108	930,359	999,864
Selling, general and administrative expenses	659,547	820,329	772,885	790,756	818,863
Depreciation and amortization	27,660	33,284	39,575	46,642	48,715

Total operating expenses	687,207	853,613	812,460	837,398	867,578

Operating profit	67,206	198,457	91,648	92,961	132,286

Interest and other income (expense)	(44)	855	5,402	8,288	13,927
Interest expense	(53,254)	(53,951)	(57,142)	(57,238)	(59,586)
Interest expense related to debt purchase	—	(35,647)	—	—	(3,953)
Equity in income from unconsolidated affiliate	1,330	929	—	—	—

Income before income taxes	15,238	110,643	39,908	44,011	82,674
Income taxes	5,471	39,202	13,662	17,945	33,279

Net income	$9,767	$71,441	$26,246	$26,066	$49,395

Earnings per average common shares outstanding	$255.01	$1,865.25	$685.26	$697.21	$1,356.19

Item 6.	Selected Financial Data (contd.)

Fiscal Year Ended
Sept. 28,(4)	Sept. 26,(4)	Sept. 25,(4)	Sept. 24,(4)	Sept. 30,(4)
2003	2004	2005	2006	2007
(In thousands, except per share amounts)

Balance Sheet Data (end of fiscal year):
Working capital	$124,517	$319,855	$277,154	$233,280	$237,029
Total assets	663,836	1,014,121	1,055,369	1,058,092	1,270,278
Long-term notes	458,750	700,000	700,000	700,000	810,000
Long-term capitalized lease obligations	9,926	9,470	8,292	7,294	6,285
Other long-term liabilities	53,014	83,112	83,799	80,316	113,131
Common stockholder’s equity (deficit)	(66,082)	(39,641)	(13,395)	(11,079)	9,279
Dividends paid per share, Class A common stock	$—	$1,174.90	$—	$135.52	$139.78

Cash Flow Data:
Cash provided by operating activities	82,950	138,726	78,253	89,473	173,194
Cash provided by (used in) financing activities	(1,116)	119,481	(1,235)	(24,884)	81,750
Cash used in investing activities	(51,725)	(67,412)	(115,568)	(129,441)	(176,427)

Other Operating and Financial Data:
Sales increases (decreases):
Total sales	3.3%	34.6%	(9.0)%	4.0%	4.7%
Like stores sales (comparable 52-weeks)(1)	2.8%	30.3%	(12.1)%	1.5%	1.7%
Operating profit	$67,206	$198,457	$91,648	$92,961	$132,286
Ratio of earnings to fixed charges(2)	1.21	x	1.97	x	1.47	x	1.47	x	1.77	x
Gross profit as a percentage of sales	27.40%	28.40%	26.81%	26.52%	27.21%
Selling, general and administrative expenses as a percentage of sales	23.96%	22.14%	22.92%	22.54%	22.29%

Store Data:(3)
Number of stores (at end of fiscal year)	157	158	161	162	164
Average sales per store (000’s)	$17,619	$23,014	$20,404	$20,937	$21,860
Average store size:
Total square feet	33,111	33,206	33,474	33,778	34,028
Selling square feet	23,693	23,746	23,872	24,028	24,165
Total square feet (at end of fiscal year) (000’s)	5,205	5,267	5,415	5,491	5,599
Total selling square feet (at end of fiscal year) (000’s)	3,724	3,764	3,860	3,904	3,972
Sales per average square foot	$532	$693	$610	$620	642
Sales per average selling square foot	$744	$969	$855	$871	$905

(1)	We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year, we only use the current year’s weekly sales that correspond to the weeks the stores were open in the previous year. For replacement store sales, we include sales for the entire year in the like store sales calculation. For stores that were closed during the year, we only include prior year sales that correspond to the week the stores were opened in the current year.

(footnotes continued on following page)

Item 6.	Selected Financial Data (contd.)
(2)	For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and amortization of previously capitalized interest. Fixed charges consist of interest expense whether expensed or capitalized, amortization of debt issuance costs, and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case. Included in earnings and fixed charges for fiscal year 2003 is our 50% share of Santee. For fiscal 2004, included in earnings and fixed charges is our 50% share of fixed charges and earnings of Santee through February 6, 2004. Santee has been consolidated into our consolidated results since that date.

(3)	Average sales per store, sales per total square feet and sales per selling square feet are calculated by prorating the number of stores, total square feet and selling square feet by the period of time the store was opened, for new stores, or the period of time the expanded square footage was in service, for expanded stores.

(4)	Fiscal years 2003, 2004, 2005 and 2006 were 52-week years while fiscal 2007 was a 53-week year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Self-Insurance Reserves
We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. The estimates used by us are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. Recent legislative actions within California and efforts we have made within our stores to reduce claims have somewhat limited the severity of workers’ compensation claims. However, no assurances can be given that future legislative events, medical expenses and other loss factors will not require a change in our estimates. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.5% for fiscal years 2005 and 2006 and 5.8% for fiscal 2007. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. For fiscal 2007, if a rate of 4.8% was used to discount the reserves, the reserves for self insurance would have been $1.4 million higher than the reserves calculated at a 5.8% discount rate. If a rate of 6.8% was used in fiscal 2007 to discount the reserves, the reserves for self insurance would have been $1.4 million lower than the reserves calculated at a 5.8% discount rate.
Employee Benefit Plans The determination of our obligation and expense for pension benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions are disclosed in “Note 8 — Retirement Plans” in the accompanying Notes to the Consolidated Financial Statements contained herein and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in the assumptions may materially affect our pension obligations and expense for pension benefits.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Employee Benefit Plans (contd.)
For fiscal 2007, the discount rate used to calculate the net periodic pension cost was 5.8%. If the rate used to discount the net periodic pension cost was 4.8%, net periodic pension cost would have been $864,000 higher than the cost calculated at a 5.8% discount rate. If the rate used to calculate the net periodic pension cost was 6.8%, net periodic pension cost would have been $727,000 lower than the cost calculated at the 5.8% discount rate.
We also contribute to various multi-employer defined contribution retirement plans for all of our employees represented by labor unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements, generally based on the number of hours worked. Pension expenses for these plans are recognized as contributions are funded. While we expect contributions to these plans to continue to increase over time, the amount of increase or decrease will depend upon the outcome of collective bargaining, actions taken by trustees and the actual return on assets held in these plans. For these reasons, it is not practicable for us to determine the amount by which multi-employer pension contributions will increase or decrease.
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
Income Taxes
We recognize deferred income tax assets and liabilities by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period that includes the enactment date. Significant accounting judgment is required in determining the provision for income taxes and related accruals and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other state and local taxing authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.
Goodwill
We review goodwill for impairment annually on a reporting segment level or more frequently if impairment indicators arise. Our Retail reporting segment is the only reporting segment that has goodwill. We determine fair value of the reporting segment by utilizing a discounted projected cash flows compared to our carrying value of the reporting segment for purposes of identifying impairment. Our evaluation of goodwill impairment requires extensive use of accounting judgment and financial estimates. Use of alternative assumptions such as projected sales and margins and anticipated future cash flows could provide significantly different results. The fair value of estimates could change in the future depending on internal and external factors including control of labor costs, actions of competitors and the effect of future collective bargaining agreements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Critical Accounting Policies (contd.)
Store Closing Costs
We provide liabilities related to store closures for the present value of the estimated remaining noncancelable lease payments and related ancillary costs after the closing date, net of estimated subtenant income. We estimate the net lease liabilities using a risk free discount rate to calculate the present value of the remaining net rent payments on closed stores. The closed store lease liabilities are usually paid over the lease terms.
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
Gift Cards and Certificates
We recognize a liability when gift cards or gift certificates are sold and recognize sales revenue when the gift cards or gift certificates are used to purchase our products. Gift cards do not have an expiration date and we do not charge any service fees that cause a decrement to gift card balances. While we will indefinitely honor all redeemable gift cards presented for payment, we may determine the likelihood of redemption to be remote for unredeemed card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent there is no requirement for remitting card balances to government agencies under unclaimed property laws, gift card balances may be recognized as income
Significant Accounting Policies
In addition to the critical accounting policies disclosed above, there are certain accounting policies that we have adopted that may differ from policies of other companies within the supermarket industry. Such differences in the treatment of these policies may be important to the readers of our Form 10-K and our Consolidated Financial Statements contained herein. For further information regarding our accounting policies, refer to Note 1 — “The Company and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements contained herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Ownership of the Company
La Cadena, a California general partnership whose sole voting partner is the Jack H. Brown Revocable Trust, holds all of our issued and outstanding capital stock. Mr. Jack H. Brown, the Chairman of the Board, President and Chief Executive Officer of Holdings, is the Managing General Partner of La Cadena with the power to vote the shares of our capital stock held by La Cadena on all matters, including with respect to the election of our Board of Directors, and any other matters requiring shareholder approval.
Executive Overview
We are the largest privately owned supermarket chain in Southern California. Our revenues are generated primarily from retail sales through our supermarkets. Our success is a result of our marketing strategy of offering everyday low prices while providing our customers with friendly and outstanding customer service on each of their visits to our stores.
During fiscal 2007, we opened three new supermarkets and closed one store and completed twelve major remodels. We continually evaluate our stores for profitability, strategic positioning, impact of competition and sales growth potential and make store opening, store remodel and store closure decisions based on such evaluations.
During fiscal 2007, our sales grew 4.7% over the prior year. Fiscal 2007 was a 53-week year while fiscal 2006 and fiscal 2005 were 52-week years. We estimate that the 53rd sales week added approximately $65.1 million in sales or 1.9% of prior years sales. Our remaining sales growth was the result of our new store openings and increases in like store sales.
Our consolidated gross profit margin, as a percentage of sales, increased over the previous year and was primarily the result of our efforts to focus our advertising markdowns and to control shrink. Our marketing area of Southern California continues to be highly competitive and in flux. We anticipate continued and increased competition from our major competitors Vons, Albertsons and Ralphs and from both existing and new “big box” format competitors
We have completed the construction on our new corporate office and two satellite buildings. In September 2007, we relocated our corporate headquarters to the new facility. Construction continues on our dry goods and refrigerated warehouses with completion of the dry goods warehouse anticipated in January 2008 and completion of our refrigerated warehouse anticipated in August 2008. Once completed, the new corporate office and distribution center will allow us to become more efficient as we will be able to ship from one location rather than our current seven locations.
For fiscal 2008, we anticipate that our sales will grow as we plan to open three new supermarkets and as we continue to focus on expansion of sales in our existing supermarkets. Our future growth strategy is to continue to construct supermarkets in our core market areas and expand or remodel existing supermarkets based upon our review of marketing trends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Results of Operations

	Fiscal Year Ended			Change
				2006 to		2007 to
	Sept. 25,	Sept. 24,	Sept. 30,	2005		2006
	2005	2006	2007	Dollar	%	Dollar	%
Sales	$3,372,844	$3,508,794	$3,674,427	$135,950	4.03%	$165,633	4.72%
Gross Profit	$904,108	$930,359	$999,864	$26,251	2.90%	$69,505	7.47%
as a % of sales	26.81%	26.52%	27.21%
Sales
Fiscal 2007 was a 53-week year while fiscal 2006 and fiscal 2005 were 52-week years. We estimate that the 53rd week in fiscal 2007 added $65.1 million or 1.9% over fiscal 2006 sales. The remaining increase in fiscal 2007 over 2006 sales is attributed to opening of three new store and increased like store sales of 1.70%. The sales increase in fiscal 2006 over fiscal 2005 is the result of the opening of new stores during the fiscal year, an increase in like store sales and the contribution from pharmacy sales partially offset by a decline in sales for Santee.
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
Like store sales after adjusting for a comparable 52-week year increased $57.4 million or 1.70% in fiscal 2007, compared to an increase in like store sales in fiscal 2006 of $47.3 million or 1.46% over fiscal 2005. We opened three new stores in fiscal 2007. These stores and newly opened stores that were not opened in comparable weeks in fiscal 2006 added approximately $58.6 million to fiscal 2007 sales. We closed one store in fiscal 2007. While the newly opened stores increased net sales we estimate that these newly opened stores drew approximately $20.9 million from existing like store sales. Since September 26, 2005 we have closed three stores which decreased fiscal 2007 sales by approximately $22.9 million.
In fiscal 2006, we opened three new stores. These newly opened stores and newly opened stores that were not opened in comparable weeks in fiscal 2005 added approximately $99.3 million of sales in fiscal 2006. While like store sales were positive for fiscal 2006, like store sales were impacted by new store openings. We estimate that newly opened stores in fiscal 2006 drew $32.0 million of their sales from existing stores. Sales were also impacted by the closure of two stores in fiscal 2006, which decreased sales by approximately $17.5 million when compared to the fiscal 2005.
Santee Sales
In fiscal 2007, Santee sales to third parties increased $2.9 million. The increase in sales was due primarily to rising milk prices. In fiscal 2006, sales for Santee decreased $9.8 million, which was attributed to reduced selling prices resulting from a reduction in raw milk pricing and to reduced purchases by the Ralphs Grocery Company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Results of Operations (contd.)
Gross Profit
The increase in gross profit in fiscal 2007 over fiscal 2006 is due to our efforts to focus our promotional mark downs and to control shrink. The decrease in gross profit margin, as a percentage of sales, in fiscal 2006 over fiscal 2005 is attributed primarily to increased product costs that, due to competitive pressures, we were not able to fully pass through to the selling price of our products.
Operating Expenses and Income

	Fiscal Year Ended			Change
	Sept. 25,	Sept. 24,	Sept. 30,	2006 to		2007 to
	2005	2006	2007	2005		2006
				Dollar	%	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$772,885	$790,756	$818,863	$17,871	2.31%	$28,107	3.55%
as a % of sales	22.92%	22.54%	22.28%

Depreciation and amortization	$39,575	$46,642	$48,715	$7,067	17.86%	$2,073	4.44%
as a % of sales	1.17%	1.33%	1.33%

Operating profit	$91,648	$92,961	$132,286	$1,313	1.43%	$39,325	42.30%
as a % of sales	2.72%	2.65%	3.60%
Selling, General and Administrative Expenses
The decrease, as a percentage of sales, in selling general and administrative expenses in fiscal 2007 is attributed to several factors. Payroll related expenses, in total, decreased 0.08%, as a percentage of sales, with a decrease in union insurance of 0.58%, as a percentage of sales, being offset in part by increases in workers’ compensation expense of 0.29%, as a percentage of sales, and expense from the Stater Bros Holdings Inc. Phantom Stock Plan (the “deferred compensation plan”) of 0.15%, as a percentage of sales. Union insurance, as a percentage of sales, decreased as a result of the new UFCW contract. Workers compensation increased over the previous year due to increases needed in our workers compensation reserves. Deferred compensation expense increased in fiscal 2007 over fiscal 2006 due to our increased net income. We were able to decrease advertising expense, as a percentage of sales, by 0.23% due to cost cutting measures which included a reduction in the number of pages in our twice weekly print-ad. Electricity expense, as a percentage of sales, increased 0.10% in the current year due to rate increases by our utility providers. In fiscal 2006, we had a litigation settlement of 0.10% as a percentage of sales, which was not present in fiscal 2007.
The decrease, as a percentage of sales, in selling, general and administrative expenses in fiscal 2006 compared to fiscal 2005 is due to several factors. In fiscal 2006, we had a reduction in workers’ compensation costs of 0.30%, as a percentage of sales, and union insurance costs decreased 0.41%, as a percentage of sales. These reductions were partially offset by a litigation settlement of 0.10%, as a percentage of sales, and increased advertising costs of 0.80%, as a percentage of sales. In September 2006, we made a payment of approximately $3.7 million to settle legal claims in connection with Whyrunout.com. Additional information regarding the settlement can be found in this document under Item 3 “Legal Proceedings.”
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for fiscal 2007, fiscal 2006 and fiscal 2005 is $1.0 million, $1.0 million, and $1.1 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Results of Operations (contd.)
Depreciation and Amortization
The increase in depreciation expense year-to-year is due primarily to new store construction, store remodels and other capital expenditures. Included in cost of goods sold is depreciation cost related to our warehousing and distribution activities and our dairy production of $11.7 million, $11.9 million and $12.2 million in fiscal years 2007, 2006 and 2005, respectively.
Interest Income
Interest income was $14.2 million, $10.3 million and $6.8 million in fiscal years 2007, 2006 and 2005, respectively. Interest income has increased year-over-year as the interest rate realized on our short-term investments has increased. In fiscal 2007, our interest income also increased due to additional cash on-hand from the net proceeds on the debt issuance and redemption less funds spent on the construction of our new corporate office and distribution center. We expect our interest income to decline in the future as cash on-hand is used to complete our new distribution center.
Interest Expense
Interest expense amounted to $59.6 million, $57.2 million and $57.1 million for the 2007, 2006 and 2005 fiscal years, respectively. Interest capitalized during construction projects amounted to $9.8 million, $4.3 million and $1.5 million in fiscal years 2007, 2006 and 2005, respectively. Prior to the recognition of capitalized interest, interest expense increased approximately $11.8 million in fiscal 2007 over fiscal 2006 and $3.3 million in fiscal 2006 over fiscal 2005. The increase in interest expense in fiscal 2007 over fiscal 2006 is attributed to higher interest rates on our Floating Rate Senior Notes, to having both the Floating Rate Senior Notes and the 7.75% Senior Notes outstanding from April 18, 2007 to June 18, 2007 and to an increase in long term debt of $110 million since June 18, 2007. The increase in capitalized interest in fiscal 2007 over fiscal 2006 is attributed to the ongoing construction of our new corporate office and distribution center. In fiscal 2007, we incurred $4.0 million of interest from debt purchase related to the redemption of all of the aggregate outstanding $175.0 million of our Floating Rate Senior Notes. We paid a $1.8 million premium for the early retirement of debt and we incurred $2.2 million of previously unamortized deferred offering cost related to the Floating Rate Senior Notes. The increase in interest expense in fiscal 2006 over fiscal 2005 is attributed to higher interest rates on our Floating Rate Senior Notes.
Income Before Income Taxes
Income before income taxes amounted to $82.7 million, $44.0 million and $39.9 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.
Income Taxes
Income taxes amounted to $33.3 million, $17.9 million and $13.7 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Our effective tax rate was 40.3%, 40.8% and 34.2% for fiscal years 2007, 2006 and 2005, respectively. Due to our ability to recognize federal and state tax credits in fiscal 2005, our effective tax rate was reduced from the statutory rate by approximately 5.9%.
Net Income
Net income for fiscal 2007 amounted to $49.4 million, compared to $26.1 million in fiscal 2006 and $26.2 million in fiscal 2005.
Liquidity and Capital Resources
We historically fund our daily cash flow requirements through funds provided by operations and we may fund our requirements through borrowings from short-term revolving credit facilities. Markets’ credit agreement, as amended and restated on April 16, 2007, expires in May 2010 and consists of a revolving loan facility for working capital and letters of credit of $100.0 million. The letter of credit facility is maintained pursuant to our workers’ compensation and general liability self-insurance requirements and for other corporate purposes. Santee’s revolving line of credit includes a credit line of $5.0 million all of which may be used to secure letters of credit. As of September 30, 2007, between Markets’ and Santee’s credit agreements, we had $50.4 million of outstanding letters of credit and we had $54.6 million available under the revolving loan facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Liquidity and Capital Resources (contd.)
We had no short-term borrowings outstanding at the end of fiscal years 2007 and 2006 and we did not incur any short-term borrowings during fiscal years 2007 and 2006.
Working capital amounted to $237.0 million at September 30, 2007 and $233.3 million at September 24, 2006. Our current ratios were 1.71:1 and 1.83:1 at September 30, 2007 and September 24, 2006, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for fiscal 2007 was $173.2 million compared to $89.5 million for fiscal 2006 and $78.3 million for fiscal 2005. Significant sources of cash from operating activities included an increase in accounts payable due to an increase in inventory levels and to the timing of payments on purchases; an increase in other accrued liabilities primarily from the timing of interest payments, a decrease in restricted cash and an increase in long-term benefits and self-insurance reserves. Uses of cash from operating activities included increases in receivables and inventories. Other significant sources of cash in fiscal 2007 included the issuance of $285.0 million of 7.75% Senior Notes, a significant portion of the proceeds from the debt issuance was used to redeem our Floating Rate Senior Notes. On April 27, 2007, we redeemed and retired 1,125 shares of our Class A Common Stock for $15.0 million. The redemption was for shares held by the Moseley Family Revocable Trust (the “Moseley Trust”). In April 2007, we also paid a $5.0 million dividend to La Cadena the sole owner of our stock. During fiscal 2007, we spent $151.5 million on our new corporate office and distribution center of which $10.0 million was classified as a long-term receivable and we spent $52.1 million on normal capital expenditures which included new store construction, store remodels and equipment purchases. In fiscal 2007, we adopted SFAS No. 158 “Employers’ accounting for Defined Benefit Pension and other Post Retirement Plans” and recognized $14.3 million of previously unrecognized liability for under funded pension and medical plan benefits. The liability was recognized, net of tax of $6.2 million, to accumulated other comprehensive loss.
Significant uses of cash from operating activities in fiscal 2006 included an increase in inventory levels and reductions in accrued liabilities and reserves. Inventory levels in fiscal 2006 were higher as we took efforts to improve warehouse service levels to our stores. Decreases in accrued liabilities and reserves in fiscal 2006 are related to eligible participants taking an elected payment from their account in our deferred compensation plan, payment of accrued contract ratification bonuses, reduction in accrued payroll and reduction in self insurance reserves.
Other significant uses of cash in fiscal 2006 included an increase in short-term investments of $26.8 million, an increase in long-term receivables of $12.2 million and $69.7 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. In addition, we expended $38.3 million on our new corporate office and distribution center, of which $12.2 million has been classified as a long-term receivable related to a tax increment to be received in future years.
In July 2006, we sold a building and associated land for $5.4 million and recognized a net profit on the transaction of $295,000. We had acquired the building in fiscal 2005 in association with negotiations on the new corporate office and distribution center. The building was not needed for the negotiation and was sold.
In January 2006, we redeemed and retired 1,406 shares of our Class A Common Stock for $18.8 million. The redemption was for shares held by the Moseley Trust. In July 2006, we paid a dividend of $5.0 million to La Cadena.
We are funding our new corporate office and distribution center from cash allocated from the proceeds from the issuance of the 8.125% Senior Notes due June 15, 2012 (the 8.125% Senior Notes”) and the 7.75% Senior Notes. At this time, we believe that available financing options will be sufficient to complete the project. However, there can be no assurances that such financing options will be available in the future.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Liquidity and Capital Resources (contd.)
We believe that capital expenditures for fiscal 2008 will be approximately $177.9 million and we expect to finance the expenditures from cash on-hand and cash from operating activities. The following table sets forth the major components of expected fiscal 2008 capital expenditures.
Expected Capital Expenditures Fiscal 2008
(In thousands)

New distribution center	$99,667
New store construction, less reimbursements	12,000
Store remodels	21,880
MIS equipment and software	9,742
Store equipment	26,286
Transportation equipment	3,010
Production equipment	1,379
Distribution equipment	3,780
Office equipment and other	140

$177,884

We believe that operating cash flows and current cash reserves will be sufficient to meet our currently identified operating needs and scheduled capital expenditures. However, we may elect to fund some capital expenditures through capital leases, operating leases or debt financing. There can be no assurance that such debt and lease financing will be available to us in the future.
Credit Facilities
Markets’ Credit Facility
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
Markets is the borrower under the Credit Facility. The Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Development and its indirect subsidiaries Super Rx and Santee (subject, in the case of Santee, to termination upon certain specified events). Subject to certain restrictions, the entire amount of the Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and may be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, the construction of the new corporate office and distribution center and workers’ compensation insurance obligations. The availability of the loans and letters of credit is subject to certain borrowing restrictions.
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
Credit Facilities (contd.)
Markets’ Credit Facility (contd.)
The Credit Facility requires Markets to meet certain financial tests, including minimum net worth and other tests. The Credit Facility contains covenants which, among other things, limit the ability of Markets and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, and (iii) make restricted payments. The Credit Facility also contains covenants that apply to the Company and its subsidiaries, and the Company is a party to the Credit Facility for purposes of these covenants. These covenants, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, make restricted payments, enter into transactions with affiliates, and make amendments to the Indenture governing the 8.125% Senior Notes and the 7.75% Senior Notes.
Santee’s Revolver
On April 16, 2007, Santee entered into a Second Amended and Restated Business Loan Agreement (Receivables) with Bank of America, as sole and exclusive administrative agent, and sole initial lender, consisting of a three-year revolving line of credit in a principal amount of up to $5.0 million (the “Santee Revolver”), which replaced Santee’s existing revolver. Markets has guaranteed the obligations of Santee under the Santee Revolver. Under the Santee Revolver, Santee may borrow up to $5.0 million, all of which may be used to secure letters of credit. Letters of credit under the Santee Revolver are expected to be used for workers’ compensation insurance obligations and for general corporate purposes. Borrowings under the Santee Revolver are secured by the receivables of Santee.
Loans under the Santee Revolver bear interest at a rate based upon either (i) Bank of America’s prime rate plus 0.50%, or (ii) the “LIBOR Rate” (defined as the interest rate at which Bank of America’s Cayman branch would offer U.S. dollar deposits for the applicable interest period to other banks, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 1.75%. The applicable interest periods for LIBOR rate loans will be between 30 and 180 days.
The Santee Revolver will cease to be available and will be payable in full on May 31, 2010.
Under the Santee Revolver, Santee is required to comply with certain financial covenants, which include certain financial ratios.
As of September 30, 2007, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
We had no short-term borrowings outstanding at the end of fiscal years 2006 and 2007 and we did not incur any short-term borrowings during fiscal years 2006 and 2007.
Labor Relations
The UFCW’s collective bargaining agreements were renewed in March 2007 and expire in March 2011. The Teamsters’ collective bargaining agreement was renewed in September 2005 and expires in September 2010. Santee’s collective bargaining agreement with the Teamsters was renewed in July 2007 and expires in February 2012.
We value our employees and believe our relationship with them is good and that employee loyalty and enthusiasm are key elements of our operating performance.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, other than stand-by letters of credit, as discussed under the caption “Liquidity and Capital Resources” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and operating leases as disclosed in “Note 6 — Leases” of the Notes to the Consolidated Financial Statements contained herein, that would have or are reasonably likely to have material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Tabular Disclosure of Contractual Cash Obligations
     The following table sets forth our contractual cash obligations and commercial commitments as of September 30, 2007.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due 2012
Principal	$525,000	$—	$—	$525,000	$—
Interest	213,282	42,656	85,313	85,313	—

	738,282	42,656	85,313	610,313	—

7.75% Senior Notes due 2015
Principal	285,000	—	—	—	285,000
Interest	176,516	21,903	44,175	44,175	66,263

	461,516	21,903	44,175	44,175	351,263

Capital lease obligations (1)
Principal	7,293	1,008	2,512	2,674	1,099
Interest	3,801	1,105	1,707	829	160

	11,094	2,113	4,219	3,503	1,259

Operating leases (1)	332,823	39,217	63,513	50,143	179,950

Total contractual cash obligations	$1,543,715	$105,889	$197,220	$708,134	$532,472

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby letters of credit (2)	$50,433	$50,433	$—	$—	$—

Total other commercial commitments	$50,433	$50,433	$—	$—	$—

(1)	We lease the majority of our retail stores, offices, warehouses and distribution center. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(2)	Standby letters of credit are committed as security for workers’ compensation. Outstanding letters of credit expire between October 2007 and February 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits a company to measure certain financial instruments and certain other items at fair value at specific election dates. The fair value option may be applied on an instrument by instrument bases, the election option is irrevocable once elected and the election must be applied to the entire instrument. Unrealized gains and losses on instruments for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date. SFAS No. 159 will be become effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159 on our consolidated financial statements.
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
We are subject to interest rate risk on our fixed interest rate debt obligations. Our fixed rate debt obligations are comprised of the 8.125% Senior Notes, the 7.75% Senior Notes and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. The fair values of the 8.125% Senior Notes and the 7.75% Senior Notes are based upon quoted market prices. Although quoted market prices are not readily available on our capital lease obligations, we believe that stated values approximate the fair value of these obligations. We have not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk. The following table provides the future principal cash flows and weighted-average interest rates expected on our fixed rate debt obligations. The fair value shown here is based upon the quoted market price of the 8.125% Senior Notes and the 7.75% Senior Notes and the stated value of our capital leases as of September 30, 2007.

	Expected Year of Maturity
	(In thousands)
							Fair
	2008	2009	2010	2011	2012	Thereafter	Value
Long-term debt and capital lease obligations	$1,008	$1,162	$1,350	$1,566	$526,107	$286,099	$825,714
Average interest rate	8.06%	8.05%	8.04%	8.03%	7.99%	7.76%

Item 8.	Financial Statements and Supplementary Data
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
As of the year ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective, at the reasonable assurance level, in ensuring that the information needed to make timely decisions regarding the required disclosures contained in this Report on Form 10-K was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner to insure that the information required to be disclosed by us in this Report on Form 10-K was recorded, processed, summarized and reported within the time period specified for filing of this Report on Form 10-K.
During the year ended September 30, 2007, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None

PART III

Item 10.	Directors and Executive Officers of the Registrant
The following table sets forth certain information with respect to the named executive officers and directors of Holdings, their ages and principal occupations for at least the past five years. Directors of Holdings each serve for a term of one year, or until their successors are elected. The officers serve at the discretion of the Board of Directors of Holdings.

Name	Age	Position
Jack H. Brown	68	Chairman of the Board, President and Chief Executive Officer

Phillip J. Smith.	60	Executive Vice President and Chief Financial Officer

James W. Lee	56	President and Chief Operating Officer of Markets

Dennis L. McIntyre	47	Group Senior Vice President of Marketing of Markets

George A. Frahm	54	Group Senior Vice President of Retail Operations and Administration of Markets

Bruce D. Varner	71	Director and Secretary

Thomas W. Field, Jr.	74	Vice Chairman of the Board of Directors

Ronald G. Skipper	67	Director
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
     James W. Lee joined Markets in August 2002 as Group Senior Vice President of Retail Operations and was promoted to Executive Vice President of Retail Operations and Administration in January 2006. Mr. Lee was promoted to President and Chief Operating Officer of Markets effective September 30, 2006. Mr. Lee has over 33 years experience in the supermarket industry. Prior to joining Markets, Mr. Lee was employed with Wild Oats Markets, Inc. between 1997 and 2001 as Chief Operating Officer. Mr. Lee was employed in various operating capacities, including Vice President, Retail, with Ralphs Grocery Company, a division of Kroger Co., from 1972 until 1996.

Item 10.	Directors and Executive Officers of the Registrant (contd.)
Background of Directors and Executive Officers (contd.)
     Dennis L. McIntyre has been Group Senior Vice President of Marketing of Markets since August 2002. Mr. McIntyre has served Markets for 30 years in various capacities including Courtesy Clerk, Assistant Manager, Buyer, Assistant Vice President of Marketing from 1994 until 1999, Vice President of Marketing from 1999 to 2000 and Senior Vice President of Marketing from 2000 to 2002.
     George A. Frahm has been Group Senior Vice President of Retail Operations and Administration of Markets since September 2006. Mr. Frahm has served Markets for 31 years in various capacities including Courtesy Clerk and progressed through a range of retail store and district supervision positions. Mr. Frahm was Vice President of Labor Relations from 1996 until 2001, Senior Vice President of Administration from 2001 until March 2006 when he was promoted to Group Senior Vice President of Administration.
     Bruce D. Varner has been a Director of Markets since September 1985 and a Director of Holdings since May 1989. Since February 1997, Mr. Varner has been a partner in the law firm of Varner & Brandt LLP. From 1967 to February 1997, Mr. Varner was a partner in the law firm of Gresham, Varner, Savage, Nolan & Tilden. Mr. Varner specializes in business and corporate matters. Mr. Varner and the law firm of Varner & Brandt LLP have performed legal services in the past for us and we expect such services to continue in the future.
     Thomas W. Field, Jr. has been Vice Chairman of the Board of Directors of Holdings since May 1998 and a Director of Holdings since 1994. Mr. Field has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field was President of American Stores Company from 1981 to 1984 and was President of Alpha Beta Company from 1976 to 1984. Mr. Field was a Director of American Stores Company from 1979 to 1984. Mr. Field is a nationally recognized and highly regarded supermarket executive. Mr. Field has held various positions in the Supermarket Industry for over 47 years.
     Ronald G. Skipper has been a Director of Holdings since April 2007. Mr. Skipper is an attorney and has practiced law for over 40 years in San Bernardino, California where he has resided for over 55 years. Mr. Skipper specializes in litigation matters. Mr. Skipper serves as a Director for Pacific Premier Bank and has been its Chairman of the Board for the past ten years.
     C. Dale Warman, who had been a Director of Holdings since 2000, passed away in March 2007. Mr. Warman served the Fred Meyer Company for over 43 years. Mr. Warman served as a Director of Fred Meyer from 1975 to 1990, as President from 1982 to 1990 and was its Executive Vice President from 1981 to 1990. Mr. Warman was Executive Vice President of Allied Foods from 1972 to 1975. Mr. Warman served as a Director of Big Bear Stores from 1987 to 1989 and as a Director of Allied Stores from 1973 to 1975.
Director Compensation
Annual compensation for non-employee Directors is comprised of an annual retainer and meeting fees.
Annual Board Retainer
Directors receive an annual cash retainer of $50,000 per year.
Meeting Fees
Directors receive a fee of $500 for attending each Board meeting and an additional fee of $500 per committee meeting attended.

Item 10.	Directors and Executive Officers of the Registrant (contd.)
Director Compensation For fiscal Year 2007

	Director	Meeting
Name	Fees	Fees	Total
Thomas W. Field, Jr.	$50,000	$3,500	$53,500
Bruce D. Varner	$50,000	$3,500	$53,500
Ronald G. Skipper	$25,000	$2,000	$27,000
C. Dale Warman	$25,000	$1,500	$26,500
Jack H. Brown, our Chairman and Chief Executive Officer, is not included in this table because he is an employee of the Company. Mr. Brown’s compensation is shown in the Summary Compensation Table under “Executive Compensation.”

Item 11.	Executive Compensation
Compensation Discussion and Analysis
The Compensation Committee of the Board of Directors has the primary responsibility for establishing the compensation paid to our executive officers, including the named executive officers identified in the Summary Compensation table below. This includes base salary, bonus awards, employment agreements, deferred compensation and all other compensation. The Compensation Committee is comprised of Thomas W. Field, Jr., Vice Chairman of the Board of Directors and Bruce D. Varner, Secretary and a member of the Board of Directors.
The primary objective of our executive compensation program is to attract, motivate and retain executive officers of outstanding ability. All of the named executive officers with the exception of Mr. Brown have been granted substantial units in our deferred compensation plan and thus have a direct interest in our long-term net profit growth. In light of this participation, there is less need to directly relate salaries and bonuses for the named executive officers to our long-term performance.
Neither management nor the Compensation Committee currently engages any consultant related to executive or director compensation matters. In setting compensation levels, the Compensation Committee considers the overall level of responsibility and performance of the individual executive, our financial performance and other achievements during the most recently completed fiscal year, overall economic conditions, competitive operating conditions and recommendations by the Chief Executive Officer. The Compensation Committee subjectively utilizes the above factors in setting compensation for the named executive officers.
Our executive compensation for the named executive officers includes the following components: base salary, annual bonus plan, deferred compensation awards, retirement benefits, employment agreements and other benefits.

Item 11.	Executive Compensation (contd.)
Compensation Discussion and Analysis (contd.)
Salary
Named executive officers are paid a base salary with annual increases at the discretion of the Compensation Committee and the approval of our Board of Directors. In addition to the items outlined above and our financial performance, individual factors are also considered in setting base salaries, including the executive’s experience, achievements, leadership and value to us. Based on subjective and qualitative considerations, including our improved performance in fiscal 2006, the Compensation Committee recommended and the Board of Directors approved raises to each of the named executive officers in the range of 6% to 8% in fiscal 2007.
Bonus
Our executive compensation program includes an annual non-equity incentive cash bonus designed to reward the named executive officers for individual performance and for our overall success. The annual bonuses to be paid to the named executive officers for fiscal 2007 had neither been calculated nor awarded as of December 19, 2007, the latest practical date. These amounts are recommended subjectively by the Compensation Committee based on the criteria outlined above. The bonuses recommended by the Compensation Committee and approved by the Board of Directors in fiscal 2006 were based on our improved levels of net income and sales. Although the annual bonus award is not targeted as a percentage of the named executive officer’s base salary, the bonus awards in fiscal 2006 ranged from 27% to 156% of base salary.
Deferred Compensation
We maintain a deferred compensation plan to provide additional retention incentives to certain employees of Markets whose performance is considered especially critical to our business. Units in the deferred compensation plan are granted on October 1st of each year to a new class of employees or additional units may be granted to promoted employees. All units have a stated value of $20, and appreciate as described below. The newly granted units vest over 5 years. With the exception of Mr. Brown., all of the named executive officers have been granted units in the deferred compensation plan. Units of the deferred compensation plan can only be redeemed when a participant reaches normal retirement age, becomes permanently totally disabled or to the beneficiary upon the death of the recipient. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of Holdings; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as we may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. The deferred compensation plan allows for a one-time payment of up to 50% of the stated value of the unit for units that are fully vested. In the event of a change in control, units of the deferred compensation plan will become fully vested and can be redeemed. During the participant’s employment the value of the units increase or decrease in accordance with our net profits. Units for fully vested participants who separate from the Company prior to normal retirement age appreciate at the 12-month Treasury Average rate and can be redeemed when the participant reaches normal retirement age. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will be forfeited and no payment will be made. During fiscal 2007, the units in this plan appreciated by 98.2% of stated value. The units for the above named executives increased by a total of $2.2 million.
Retirement Benefits
We maintain a defined benefit and a defined contribution plan for our non-union employees. The named executive officers participate in both of these plans. Additional details regarding pension plan benefits can be found in the Pension Plan Table and the accompanying narrative description that follows this discussion and analysis.

Item 11.	Executive Compensation (contd.)
Compensation Discussion and Analysis (contd.)
Other Benefits
Our group health, dental, vision and life insurance plans are available to non-union eligible full-time and part-time employees. These plans do not discriminate in favor of the named executive officers. Non-employee Directors of our Board of Directors do not participate in these plans.
Employment and Severance Agreements
In June of 2000, Markets entered into Employment Agreements (“Agreements”) with Messrs. Brown, Smith, McIntyre and Frahm. In August of 2002, a similar agreement was entered into with Mr. Lee. Under each of the Agreements, the employee is employed to serve as an officer of Markets and with certain exceptions the Agreements prohibit the employee from employment in any other business except for a parent or subsidiary of Markets. Mr. Brown’s Agreement has an original term of five (5) years which is automatically renewed on July 1 of each year for a five (5) year term. Mr. Smith’s, Mr. McIntyre’s, Mr. Lee’s and Mr. Frahm’s Agreements have an original term of three (3) years, which is automatically renewed for an additional term of three (3) years unless sooner terminated. Each Agreement provides for annual base compensation at the employee’s current level with annual increases plus employee benefits and incentive bonus calculated in accordance with a formula based on Market’s earnings. Each of the Agreements may be terminated by Markets with cause and by either party without cause upon ninety (90) days written notice with the exception of Mr. Brown’s. Mr. Brown’s agreement requires 180 days written notice. If the employment is terminated without cause, the employee’s compensation continues through the expiration of the term of the Agreement then in effect, except in the event of termination by Mr. Brown or by the Board of Directors with the consent of Mr. Brown. If the employee is terminated as a result of a change of control, he is entitled to receive all salary, bonuses and benefits provided under the Agreement for the original term.
Deductibility of Compensation
Section 162(m) of the Internal Revenue Code limits the deductibility of compensation paid to named executives officers to $1,000,000 annually. Compensation that is “qualified performance-based compensation” generally is not subject to this $1,000,000 deduction limit. The committee’s policy is to generally preserve corporate tax deductions by qualifying compensation paid to named executive officers that is over $1,000,000 as performance-based compensation. As a general practice the only elements of the multi-faceted Stater Bros. Markets executive compensation program that currently do not comply with the deduction rules of Section 162(m) are any base salaries above $1,000,000 (which applies only to Mr. Brown).
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed the analysis with management. Based on its review and discussions with management, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K. The report is provided by the following members, who comprise the committee.
COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
Bruce D. Varner, Chairperson
Thomas W. Field

Item 11.	Executive Compensation (contd.)
SUMMARY COMPENSATION TABLE

				Change in
				Pension
				Value and
				Non-qual.
				Def. Comp	All Other
		Salary	Bonus	Earnings	Compensation	Total
			(1)	(2)	(3)
Name & Principal Position	Year	$	$	$	$	$
Jack H. Brown Chairman, President and Chief Executive Officer	2007	$1,651,058	$—	$(45,249)	$51,500	$1,657,309

Phillip J. Smith Executive Vice President and Chief Financial Officer	2007	$310,714	$—	$618,540	$—	$929,254

James W. Lee President and Chief Operating Officer of Markets	2007	$373,365	$—	$750,667	$250,000	$1,374,032

Dennis L. McIntyre Group Senior Vice President of Marketing of Markets	2007	$313,708	$—	$496,649	$250,000	$1,060,357

George A. Frahm Group Senior Vice President of Retail Operations and Administration of Markets	2007	$256,482	$—	$427,273	$—	$683,755

(1)	Annual performance bonuses to be paid to the named executive officers for fiscal 2007 had neither been calculated nor awarded as of December 19, 2007 the latest practical date.

(2)	The amount shown represents the change in pension value and change in nonqualified deferred compensation during fiscal 2007.

(3)	The value of perquisites and other benefits is only included here if the aggregate amount of such compensation for a named executive officer is greater than $10,000. Mr. Brown is a Director of Holdings and amount shown is the Director fees paid during fiscal 2007 of $51,500. Amounts shown for Mr. Lee and Mr. McIntyre represent a one-time withdrawal from the deferred compensation plan.

Item 11. Executive Compensation (contd.)
PENSION BENEFITS AT SEPTEMBER 30, 2007

		Number of	Present Value	Payments
		Years of	of Accum	During Last
Name	Plan Name	Credited Service	Benefit	Fiscal Year
Jack H. Brown Chairman, President and Chief Executive Officer	Pension Plan for Salaried Employees	26	$1,375,964	$—

Phillip J. Smith Executive Vice President and Chief Financial Officer	Pension Plan for Salaried Employees	21	$417,420	$—

James W. Lee President and Chief Operating Officer of Markets	Pension Plan for Salaried Employees	5	$91,982	$—

Dennis L. McIntyre Group Senior Vice President of Marketing of Markets	Pension Plan for Salaried Employees	30	$147,189	$—

George A. Frahm Group Senior Vice President of Retail Operations and Administration of Markets	Pension Plan for Salaried Employees	31	$248,322	$—

Item 11.	Executive Compensation (contd.)
NONQUALIFIED DEFERRED COMPENSATION FOR FY2007

				Aggregate
	Executive	Registrant	Aggregate	Withdrawals	Aggregate
	Contributions in	Contributions in	Earnings in	/Distributions ($)	Balance
Name	Last FY ($)	Last FY ($) (1)	Last FY ($)	(2)	at Last FYE ($) (3)
Jack H. Brown Chairman, President and Chief Executive Officer	$—	$—	$—	$—	$—

Phillip J. Smith Executive Vice President and Chief Financial Officer	$—	$589,061	$—	$300,000	$2,769,161

James W. Lee President and Chief Operating Officer of Markets	$—	$727,238	$—	$250,000	$2,469,175

Dennis L. McIntyre Group Senior Vice President of Marketing of Markets	$—	$490,884	$—	$250,000	$2,307,634

George A. Frahm Group Senior Vice President of Retail Operations and Administration of Markets	$—	$412,707	$—	$150,000	$1,502,757

(1)	The amounts shown represent our contribution in fiscal 2007 to the named executive officer’s deferred compensation. This includes 20% vesting for new units awarded to Mr. Lee and Mr. Frahm and appreciation of 98.2% of the stated value for all existing units.

(2)	The amounts shown represent a one-time withdrawal of half the stated value of vested units in the deferred compensation plan. The stated value of each unit is $20.

(3)	The aggregate balance represents each named executive officer’s deferred compensation balance as of September 30, 2007. The amounts shown represents the vested portion of all units plus appreciation, less the one-time withdrawal.

Item 11. Executive Compensation (contd.)
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
 The tables below reflect the amount of compensation that would be paid to each of the Named executive officers in the event of termination of such executive’s employment under different circumstances. The amounts shown assume that such termination was effective as of the last day of the last completed fiscal year, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation

	TERMINATION	CHANGE IN CONTROL
			Deferred	Health &
	Severance Pay	Salary & Bonus	Compensation	Welfare	Total
	(1)	(2)	(3)	(4)
Name & Principal Position	$	$	$	$	$

Jack H. Brown Chairman, President and Chief Executive Officer	$381,013	$23,768,505	$—	$58,440	$23,826,945
Phillip J. Smith
Executive Vice President and
Chief Financial Officer	$71,703	$1,574,613	$2,769,161	$35,064	$4,378,838
James W. Lee
President and Chief Operating
Officer of Markets	$71,801	$1,649,588	$2,629,175	$35,064	$4,313,827
Dennis L. McIntyre
Group Senior Vice President of
Marketing of Markets	$72,394	$1,419,023	$2,307,634	$35,064	$3,761,721
George A. Frahm
Group Senior Vice President of Retail
Operations and Administration of Markets	$59,188	$1,064,105	$1,582,757	$35,064	$2,681,926

(1)	Termination of employment by Mr. Brown or by the Board of Directors with the consent of Mr. Brown entitles named executive officers to two weeks of severance pay for every year of service to Markets, up to a maximum of twelve weeks. Severance Pay outlined above represents 12 weeks of pay for Messrs. Brown, Smith, McIntyre & Frahm. Severance pay for Mr. Lee represents 10 weeks of pay.

(2)	Per Mr. Brown’s employment and severance agreement, the salary and bonus payable with a change in control represents the sum of five times the greatest of the highest total annual compensation during any of the five years preceding termination or the amount of total compensation during the twelve months immediately preceding termination with an estimated increase of 10% per year. For Messrs. Smith’s, Lee’s, McIntyre’s and Frahm’s employment and severance agreements, the salary and bonus payable with a change in control represents the sum of three times the highest of either the average of the total compensation during the three years immediately preceding termination or total compensation during the twelve months preceding termination with an estimated increase of 10% per year.

(3)	At a change in control, the named executive officer is entitled to the full vested value and appreciation of all deferred compensation. The amounts above reflect estimated values as of September 30, 2007.

(4)	Represents continued group health benefits (medical, dental and vision) for the named executive officer and current dependents for a period of up to 5 years for Mr. Brown and 3 years for Messrs. Smith, Lee, McIntyre and Frahm.

Item 11.	Executive Compensation (contd.)
Stock Options and SARs
None
Pension Plan
Our Pension Plan for Salaried Employees (the “Pension Plan”) is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including Directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee’s compensation for each year up to the social security wage base, plus 2.15 percent of the employee’s compensation for each year in excess of the social security wage base. The named executive officers have the following years of credited service under the Pension Plan as of September 30, 2007: Jack H. Brown — 26 years, Phillip J. Smith — 21 years, Dennis L. McIntyre — 30 years and James W. Lee — 5 years, George A. Frahm — 31 years.
The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with Markets. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 2007 retirees with ten or more years of service at retirement is $175,000. The maximum annual compensation that may be considered for 2007 retirees is $220,000.

	Pension Plan Table
	Years of Service
Remuneration	15	20	25	30	35
$50,000	$5,625	$7,500	$9,375	$11,250	$13,125
75,000	11,525	15,366	19,208	23,049	26,891
100,000	19,587	26,116	32,645	39,174	45,703
125,000	27,650	36,866	46,083	55,299	64,516
150,000	35,712	47,616	59,520	71,424	83,328
175,000	43,775	58,366	72,958	87,549	102,141
200,000	51,837	69,116	86,395	103,674	120,953
220,000	58,287	77,716	97,145	116,574	136,003
Board of Directors
The Board had two standing committees during fiscal 2007.
The Audit Committee recommends the appointment or removal of Holdings’ independent auditors, reviews the scope and results of the independent audit of Holdings, reviews audit fees and reviews changes in accounting policies that have a significant effect on Holdings’ financial statements. The Audit Committee members are Mr. Field, Mr. Varner and Mr. Skipper. Mr. Field is the Chairperson of the Audit Committee and is the Audit Committee’s Financial Expert and is an independent member of the Board.
The Compensation Committee approves compensation and annual performance bonuses paid to the Chief Executive Officer and our Senior Management. The Compensation Committee members are Mr. Varner and Mr. Field. Mr. Varner is the Chairperson of the Compensation Committee.
Code of Ethics
We have adopted a Financial Code of Ethics which has been signed by the CEO, CFO, Controllers and other key personnel. A copy of the Code of Ethics was provided as an exhibit to the fiscal 2004 Report on Form 10-K.

Item 11. Executive Compensation (contd.)
Markets has employment agreements with Messrs. Brown, Lee, Smith, McIntyre and Frahm as described previously. In addition, Markets has entered into employment contracts with 43 additional key members of Management. Mr. Brown has the right to terminate any member of management.
Markets’ severance policies generally provide for two weeks of severance pay to full-time, non-bargaining unit employees for every year of service to Markets, up to a maximum of twelve weeks.
Deferred Compensation Plan
We maintain a deferred compensation plan to provide additional incentive compensation to certain employees of Markets whose performance is considered especially critical to our business. Under the plan, grants may be made by the Compensation Committee and Board of Directors to persons recommended by the Chairman of the Board or Chief Executive Officer. Mr. Brown is not eligible to receive awards. Awards under the plan are for units that have an assigned value. The value of the units awarded under the plan will increase or decrease in accordance with net profits of Holdings. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of Holdings; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as we may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will be forfeited and no payment will be made. As of September 24, 2006 and September 30, 2007, there were 773,000 and 708,000 units outstanding, respectively.
Payments pursuant to units awarded under the plan are based upon the value of a unit at the date of retirement, permanent total disability or death, except that if such date occurs within two years of the grant the amount of payment, per unit, is limited to the appreciated value of the units during the period. Upon a change of control, the payment on all units is equal to the full value of the units. The deferred compensation plan allows a one-time payment of up to 50% of the stated value of the unit for units that are fully vested. The stated value of each unit is $20. The election for the one-time payment can be made, at the discretion of the of the plan beneficiary, annually each October if the election has not been previously made.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of December 19, 2007, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by (a) each person known by Holdings to beneficially own more than 5% of such stock, (b) each Director of Holdings, (c) each of the Named Executive Officers, and (d) all Directors and executive officers of Holdings as a group:

Shares of
	Class A	Percentage of
	Common Stock	Class A
Name and Address of	Beneficially	Common Stock
Beneficial Owner	Owned	Outstanding
La Cadena(1)	35,770	100%
Jack H. Brown(1)(2)	35,770	100%
Phillip J. Smith(2)	—	—
James W. Lee(2)	—	—
Dennis L. McIntyre(2)
George A. Frahm(2)
Thomas W. Field, Jr.(2)	—	—
Bruce D. Varner(2)	—	—
Ronald G. Skipper(2)	—	—
All Directors and executive officers as a group (8 persons)(1)	35,770	100%

(1)	The 35,770 outstanding shares of Holdings’ Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partners of La Cadena. The sole partner of La Cadena is The Jack H. Brown Revocable Trust. Mr. Brown’s Trust has the sole interest and Mr. Brown is the Managing General Partner of La Cadena with the power to vote the shares of Holdings owned by La Cadena on all matters. The address of La Cadena is 3750 University Avenue, Suite 610, Riverside, California 92501.

(2)	The address of Messrs. Brown, Smith, Lee, McIntyre, Frahm, Field, Varner and Skipper is c/o Stater Bros. at 301 S. Tippecanoe Avenue, San Bernardino, California 92408.
Change of Control Arrangements
None

Item 13.	Certain Relationships and Related Transactions
Mr. Bruce D. Varner and the law firm of Varner & Brandt LLP, of which Mr. Varner is the Senior Partner, have performed legal services in the past for Holdings and its subsidiaries. The total cost of such legal services incurred by us was $1.2 million, $3.4 million and $2.4 million in fiscal 2005, 2006 and 2007, respectively. In addition, Mr. Varner was paid Director fees of $52,500, $51,500 and $53,500 in fiscal 2005, 2006 and 2007, respectively. We believe that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner & Brandt LLP were at least as fair to us as could have been obtained from unaffiliated law firms. We expect such services to continue in the future.
On July 25, 2006, we paid a $5.0 million dividend to La Cadena. On April 27, 2007, we paid a $5.0 million dividend to La Cadena.
The 35,770 outstanding shares of Holdings’ Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partner of La Cadena. The sole partner of La Cadena is The Jack H. Brown Revocable Trust. Mr. Brown’s Trust has the sole interest and Mr. Brown is the Managing General Partner of La Cadena with the power to vote the shares of Holdings owned by La Cadena on all matters.

Item 14.	Principal Accounting Fees and Services
Audit Fees
Ernst & Young LLP fees for audit services aggregated $676,000 in fiscal 2007 and $604,000 in fiscal 2006 for services associated with the annual audit of Holdings and Markets and reviews of Holdings quarterly reports on Form 10-Q. Fees for fiscal 2007 also included audit services for Holdings’ amendment of the Annual Report on Form 10-K for the fiscal year ended September 24, 2006 and amendment of the Quarterly Report on Form 10-Q for the thirteen week period ended December 25, 2005.
Audit Related Fees
Ernst & Young LLP billed us in aggregate $2,000 in fiscal 2007 for online subscriptions and $57,000 in fiscal 2006 for audits of Markets’ pension and profit sharing plans, consultation related to internal control documentation, and online subscriptions.
Tax Fees
Ernst & Young LLP billed us in aggregate $44,000 in fiscal 2007 and $38,000 in fiscal 2006 for tax compliance, tax advice and tax planning services.
All Other Fees
Ernst & Young LLP billed us in aggregate $181,000 in connection with the debt offering for the 7.75% Senior Notes and $5,000 in fiscal 2006 for review of the evaluation of Holdings related to the Moseley Family Revocable Trust.

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

(3)	Exhibits Exhibits as required by Item 15(c) are as follows:

exhibit no.		description

3.1	(1)	Certificate of Incorporation of Stater Bros. Holdings Inc.

3.2	(1)	By-Laws of Stater Bros. Holdings Inc.

3.3	(1)	Articles of Incorporation of Stater Bros. Markets

3.4	(1)	By-Laws of Stater Bros. Markets

3.5	(1)	Articles of Incorporation of Stater Bros. Development, Inc.

3.6	(1)	By-Laws of Stater Bros. Development, Inc.

3.7	(1)	Articles of Incorporation of Santee Dairies, Inc

3.8	(1)	By-Laws of Santee Dairies, Inc.

3.9	(2)	Articles of Incorporation of Super Rx, Inc.

3.10	(2)	By-Laws of Super Rx, Inc.

4.1	(1)	Indenture dated as of June 17, 2004 among Stater Bros. Holdings Inc. as Issuer, Stater Bros. Markets, Stater Bros. Development, Inc. and Santee Dairies Inc., as Guarantors, and The Bank of New York, as Trustee

4.2	(1)	Specimen Form of Fixed Rate Global Note

4.3	(3)	Supplemental Indenture dated as of April 16, 2007 among Stater Bros. Holdings Inc., Stater Bros. Markets, Santee Dairies, Inc., Stater Bros. Development, Inc., Super Rx, Inc. and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee

4.4	(4)	Indenture dated as of April 18, 2007, between Stater Bros. Holdings Inc., Stater Bros. Markets, Stater Bros. Development Inc., Super Rx, Inc., Santee Dairies, Inc. and The Bank of New York Trust Company, N.A.

Item 15. Exhibits and Financial Statement Schedules (contd.)
(a)(3) Exhibits (contd.)

exhibit no.		description

4.5	(4)	Registration Rights Agreement, dated as of April 18, 2007, between Stater Bros. Holdings Inc., Stater Bros. Markets, Stater Bros. Development, Inc., Super Rx, Inc., Santee Dairies, Inc. and Banc of America Securities LLC

4.6	(4)	Restricted 144A Global Note

4.7	(4)	Restricted Temporary Regulations S Global Note

5.1	(11)	Opinion of Gibson, Dunn & Crutcher LLP

10.1	(5)	Amended and restated Sublease Agreement dated June 1, 1983, between Wren Leasing Corp., as Lessor, and Stater Bros. Markets, as Lessee

10.2	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Jack H. Brown

10.3	(7)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Phillip J. Smith

10.4	(8)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Dennis L. McIntyre

10.6	(8)	Employment contract dated August 1, 2002 by and between Stater Bros. Markets and James W. Lee

10.7	(11)	Employment contract dated May 16, 2000 by and between Stater Bros. Markets and George A. Frahm

10.8	(11)	Amendment to employment contract dated July 1, 2000 by and between Stater Bros. Markets and George A. Frahm

10.9	(9)	Owner Participation Agreement, dated as of April 14, 2004 between Stater Bros. Markets and the Inland Valley Development Agency

10.10	(9)	Development Parcel Disposition Agreement, dated as of June 16, 2004 between Stater Bros. Markets and Hillwood/San Bernardino, LLC

10.11	(10)	Amendment No. 1 to Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated September 30, 2005

10.12	(4)	Second Amended and Restated Credit Agreement, dated as of April 16, 2007, by and among Stater Bros. Markets, Stater
		Bros. Holdings Inc., and Bank of America, N.A.

10.13	(4)	Second Amended and Restated Business Loan Agreement (Receivables) dated as of April 16, 2007, by and among Santee
		Dairies, Inc., as Borrower, Bank of America, N.A., as Lender, and Stater Bros. Markets, as guarantor.

10.14	(11)	Subsidiary Guaranty entered into as of April 16, 2007 by Stater Bros. Holdings Inc., Stater Bros. Development, Inc.,
		Santee Dairies, Inc. and Super Rx, Inc.

10.15	(11)	Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated December 18, 2002

Item 15. Exhibits and Financial Statement Schedules (contd.)
(a)(3) Exhibits (contd.)

exhibit no.		description

10.16	(11)	Amendment No. 2 to amended and restated Stater Bros. Holdings Inc. Phantom Stock Plan dated May 15, 2006

12.1	(12)	Computation of ratio of earnings to fixed charges.

14.1	(11)	Copy of Key Personnel Code of Ethics.

21.1	(1)	Subsidiaries of Stater Bros. Holdings Inc.

21.2	(2)	Subsidiaries of Stater Bros. Markets

31.1	(12)	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	(12)	Certification of Principal Financial Officer pursuant to Section 302 (a) of the
		Sarbanes-Oxley Act of 2002.

32.1	(12)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-118436 dated August 27, 2004, as amended

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Annual report on Form 10-K for the fiscal year ended September 25, 2005

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Current Report on form 8-k dated April 17, 2007

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Current Report on Form 8-K dated April 20, 2007

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994

(6)	Previous filed with the Securities and Exchange Commission as exhibits to Registrant’s Quarterly report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000

(7)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000

(8)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 29, 2002

(9)	Incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q for the quarter ended June 27, 2004

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 25, 2005

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-0350671 dated July 24, 2007

(12)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 30, 2007

STATER BROS. HOLDINGS INC.
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007
FORM 10-K
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 19, 2007	Stater Bros. Holdings Inc.
Date

	By:	/s/ Jack H. Brown

Jack H. Brown
Chairman of the Board,
President and Chief
Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Jack H. Brown	Chairman of the Board, President and	December 19, 2007

	Jack H. Brown	Chief Executive Officer and Director
(Principal Executive Officer)

/s/	Thomas W. Field, Jr.	Vice Chairman of the Board	December 19, 2007

	Thomas W. Field, Jr.	and Director

/s/	Ronald G. Skipper	Director	December 19, 2007

Ronald G. Skipper

/s/	Bruce D. Varner	Secretary and Director	December 19, 2007

Bruce D. Varner

/s/	Phillip J. Smith	Executive Vice President and	December 19, 2007

	Phillip J. Smith	Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Stater Bros. Holdings Inc.
     We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. as of September 24, 2006 and September 30, 2007, and the related consolidated statements of income, stockholder’s equity (deficit), and cash flows for the 52-week periods ended September 25, 2005 and September 24, 2006 and the 53-week period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. at September 24, 2006 and September 30, 2007, and the consolidated results of its operations and its cash flows for the 52-week periods ended September 25, 2005 and September 24, 2006 and the 53-week period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst &Young LLP

Irvine, California
December 17, 2007

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 24,	Sept. 30,
	2006	2007
Current assets
Cash and cash equivalents	$198,545	$277,062
Restricted cash	24,121	8,121
Short-term investments	26,849	—
Receivables, net of allowance of $936 and $1,006	35,310	46,391
Income tax receivables	3,863	—
Inventories	196,031	202,073
Prepaid expenses	8,513	11,026
Deferred income taxes	21,609	23,939

Total current assets	514,841	568,612

Property and equipment
Land	110,479	112,029
Buildings and improvements	323,805	479,808
Store fixtures and equipment	397,491	403,052
Property subject to capital leases	25,836	24,747

	857,611	1,019,636

Less accumulated depreciation and amortization	360,538	389,992

	497,073	629,644

Deferred income taxes, long-term	8,845	22,889
Deferred debt issurance costs, net	15,972	17,671
Long-term receivable	12,160	22,228
Goodwill	2,894	2,894
Other assets	6,307	6,340

	46,178	72,022

Total assets	$1,058,092	$1,270,278

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

	Sept. 24,	Sept. 30,
	2006	2007
Current liabilities
Accounts payable	$155,827	$187,978
Accrued payroll and related expenses	55,582	60,761
Other accrued liabilities	69,098	77,109
Accrued income taxes	—	4,727
Current portion of capital lease obligations	1,054	1,008

Total current liabilities	281,561	331,583

Long-term debt	700,000	810,000
Capital lease obligations, less current portion	7,294	6,285
Long-term portion of self-insurance and other reserves	33,112	36,307
Long-term deferred benefits	43,573	57,388
Other long-term liabilities	3,631	19,436

Total liabilities	1,069,171	1,260,999

Commitments and contingencies

Stockholder’s equity (deficit)
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0 in 2006 and 2007	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 36,895 in 2006 and 35,770 in 2007	—	—
Additional paid-in capital	9,382	9,096
Accumulated other comprehensive loss	—	(9,037)
Retained earnings (deficit)	(20,461)	9,220

Total stockholder’s equity (deficit)	(11,079)	9,279

Total liabilities and stockholder’s equity (deficit)	$1,058,092	$1,270,278

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)

	Fiscal Year Ended
	Sept. 25,	Sept. 24,	Sept. 30,
	2005	2006	2007
	(52 weeks)	(52 weeks)	(53 weeks)

Sales	$3,372,844	$3,508,794	$3,674,427
Cost of goods sold	2,468,736	2,578,435	2,674,563

Gross profit	904,108	930,359	999,864

Operating expenses:
Selling, general and administrative expenses	772,885	790,756	818,863
Depreciation and amortization	39,575	46,642	48,715

Total operating expenses	812,460	837,398	867,578

Operating profit	91,648	92,961	132,286

Interest income	6,816	10,284	14,151
Interest expense	(57,142)	(57,238)	(59,586)
Interest expense related to debt purchase	—	—	(3,953)
Other expenses, net	(1,414)	(1,996)	(224)

Income before income taxes	39,908	44,011	82,674

Income taxes	13,662	17,945	33,279

Net income	$26,246	$26,066	$49,395

Earnings per average common shares outstanding	$685.26	$697.21	$1,356.19

Dividends per common share outstanding at end of year	$—	$135.52	$139.78

Average common shares outstanding	38,301	37,386	36,422

Common shares outstanding at end of year	38,301	36,895	35,770

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	Sept. 25,	Sept. 24,	Sept. 30,
	2005	2006	2007
	(52 weeks)	(52 weeks)	(53 weeks)
Operating activities:
Net income	$26,246	$26,066	$49,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,754	58,570	60,395
Amortization of debt issuance costs	3,042	3,038	5,496
Premium paid on purchase of debt	—	—	(1,750)
Deferred income taxes	(4,554)	(2,693)	(10,159)
Loss on disposals of assets	1,594	2,176	403
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(9,000)	4,879	16,000
(Increase) decrease in receivables	(8,610)	7,589	(11,226)
(Increase) decrease in income tax receivables	(2,512)	(1,413)	3,863
(Increase) decrease in inventories	1,994	(10,729)	(6,042)
(Increase) decrease in prepaid expenses	100	116	(3,937)
(Increase) decrease in other assets	(171)	92	(33)
Increase (decrease) in accounts payable	(314)	11,529	32,151
Increase in accrued income taxes	—	—	4,727
Increase (decrease) in other accrued liabilities	15,926	(6,264)	14,843
Increase (decrease) in long-term reserves	2,758	(3,483)	19,068

Net cash provided by operating activities	78,253	89,473	173,194

Financing activities:
Proceeds from issuance of long-term debt	—	—	285,000
Debt issuance costs	—	—	(7,195)
Dividends paid	—	(5,000)	(5,000)
Stock redemption	—	(18,750)	(15,000)
Principal payment on long-term debt	—	—	(175,000)
Principal payments on capital lease obligations	(1,235)	(1,134)	(1,055)

Net cash provided by (used in) financing activities	(1,235)	(24,884)	81,750

Investing activities:
Increase (decrease) in short-term investments	—	(26,849)	26,849
Incerease (decrease) in store reimbursement	5,312	(343)	145
Increase in long-term receivable	—	(12,160)	(10,068)
Acquisition of pharmacies	(4,845)	—	—
Purchase of property and equipment	(116,341)	(95,797)	(193,560)
Proceeds from sale of property and equipment	306	5,708	207

Net cash used in investing activities	(115,568)	(129,441)	(176,427)

Net increase (decrease) in cash and cash equivalents	(38,550)	(64,852)	78,517
Cash and cash equivalents at beginning of period	301,947	263,397	198,545

Cash and cash equivalents at end of period	$263,397	$198,545	$277,062

Interest paid	$55,022	$58,563	$57,587
Income taxes paid	$20,821	$22,050	$34,850
See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
(In thousands except shares)

						Accumulated	Total
		Class A		Additional	Retained	Other Comp-	Stockholder's	Comp-
	Common	Common Stock		Paid-in	Earnings	rehensive	Equity	rehensive
	Stock	Shares	Amount	Capital	(Deficit)	Loss	(Deficit)	Income
Balance at September 26, 2004	—	38,301	$—	$9,740	$(49,381)	—	$(39,641)	—
Net income for 52 weeks ended September 25, 2005	—	—	—	—	26,246	—	26,246	$26,246

Balance at September 25, 2005	—	38,301	—	9,740	(23,135)	—	(13,395)	26,246

Net income for 52 weeks ended September 24, 2006	—	—	—	—	26,066	—	26,066	26,066
Dividend paid	—	—	—	—	(5,000)	—	(5,000)	—
Stock redemption		(1,406)	—	(358)	(18,392)	—	(18,750)	—

Balance at September 24, 2006	—	36,895	—	9,382	(20,461)	—	(11,079)	26,066

Net income for 53 weeks ended September 30, 2007	—	—	—	—	49,395	—	49,395	49,395
SFAS No. 158 Adjustment (net of tax of $6,214)	—	—	—	—	—	(9,037)	(9,037)	—
Dividend paid	—	—	—	—	(5,000)	—	(5,000)	—
Stock redemption	—	(1,125)	—	(286)	(14,714)	—	(15,000)	—

Balance at September 30, 2007	—	35,770	$—	$9,096	$9,220	$(9,037)	$9,279	$49,395

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Note 1 — The Company and Summary of Significant Accounting Policies
     Description of Business
     Stater Bros. Holdings Inc. (the “Company”) is engaged primarily in the operation of retail supermarkets. As of September 30, 2007, the Company operated 164 retail grocery supermarkets under the name “Stater Bros. Markets.” The Company’s supermarkets are located in the Southern California counties of San Bernardino, Riverside, Los Angeles, Orange, San Diego and Kern. The Company and its predecessor companies have operated retail grocery stores under the “Stater Bros. Markets” name in Southern California since 1936.
     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stater Bros. Markets (“Markets”) and Stater Bros. Development, Inc. (“Development”) and Markets’ wholly-owned subsidiaries, Super Rx, Inc. (“Super Rx”) and Santee Dairies, Inc. (“Santee”). Santee does business under the name Heartland Farms. All significant inter-company transactions have been eliminated in consolidation.
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
     Fiscal Year
     The Company’s fiscal year ends on the last Sunday in September. The years ended September 25, 2005 and September 24, 2006 were 52-week years while the year ended September 30, 2007 was a 53-week year.
     Cash and Cash Equivalents
     Cash and cash equivalents are reflected at cost, which approximates their fair value, and consist primarily of overnight repurchase agreements, certificates of deposit and money market funds with maturities of less than three months when purchased.
     Restricted Cash
     Restricted cash represents cash that has been set aside as collateral on certain workers’ compensation and general liability self-insurance reserves. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents. Subsequent to September 30, 2007, $2.5 million of restricted cash, held as collateral on self-insurance reserves, was released.
     Short-Term Investments
     Short-term investments, which are stated at their fair value, are highly liquid debt securities with maturities of less than six months.
     Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market.
     Receivables
     Receivables represent amounts expected to be received during the next operating cycle of the Company, net of allowance for doubtful accounts. The Company provides specific reserves for accounts deemed to be uncollectible and provides general reserves based on historical experiences. The carrying amount reported in the balance sheet for receivables approximates their fair value.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Property and Equipment
     Property and equipment are stated at cost and are depreciated or amortized, principally on the straight-line basis, over the estimated useful lives of the assets. Leasehold improvements placed in service at the commencement of the lease are amortized over the lesser of their economic useful lives or the initial term of the lease. Other leasehold improvements are amortized over the lesser of their economic useful lives or the remaining lease term including any option period that is reasonably assured of being exercised. Assets under capital leases are amortized over the lesser of their estimated economic useful life or the initial lease term.
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
     Deferred Compensation Plan
     The Company maintain the Stater Bros Holdings Inc. Phantom Stock Plan (the “deferred compensation plan”). It is the Company’s policy to expense awarded units under the deferred compensation plan to the extent that they vest and appreciate during the accounting period.
     Self-Insurance Reserves
     The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.5% in fiscal 2006 and 5.8% in fiscal 2007. The Company is self-insured, subject to certain retention levels, for health care costs of eligible non-bargaining unit employees. Such health care reserves are not discounted.
     Income Taxes
     The Company provides for deferred income taxes as timing differences arise between income and expenses recorded for financial and income tax reporting purposes. The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that more-likely-than-not will not be realized.
     Revenue Recognition
     The Company recognizes revenue from the sale of its products at the point of sale to the customer. Sales are recognized net of any discounts given to the customer. The Company recognizes a liability when gift cards or gift certificates are sold and recognizes sales revenue when the gift cards or gift certificates are used to purchase its products. Gift cards do not have an expiration date and the Company does not charge any service fees that cause a reduction to gift card balances. Santee recognizes revenue as shipments are received by its customers. Sales are recognized net of promotional discounts. Prescription sales are recognized when prescriptions are adjudicated by the third party insurer and when co-payment is received.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Cost of Goods Sold
     Included in cost of goods sold are direct product purchase costs, all in-bound freight costs, all direct receiving and inspection costs, all quality assurance costs, all warehousing costs and all costs associated with transporting goods from the Company’s distribution facilities to its stores, net of earned vendor rebates and allowances. Also included in cost of goods sold are Santee’s shipping and handling costs incurred related to delivering product to its customers. Santee’s shipping and handling costs billed to customers are included in sales. The Company recognizes, as a reduction to cost of goods sold, certain rebates and allowances (“allowances”) from its vendors as the allowances are earned. Allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned. Included as a reduction in cost of goods sold for fiscal 2005, fiscal 2006 and fiscal 2007 is $5.2 million, $3.0 million and $5.3 million, respectively, of advertising costs in excess of the fair value of the co-operative advertising.
     Selling, General and Administrative Expenses
     Included in selling, general and administrative expenses are all store operation costs which include all store labor costs associated with receiving, displaying and selling the Company’s products at the store level; all advertising costs, net of the portion of co-operative advertising allowances directly related to the fair value of the advertising; certain salary, wages and administrative costs associated with the purchasing of the Company’s products and all security, management information services, accounting and corporate management costs.
     As noted under “Cost of Goods Sold”, the Company includes all purchasing and distribution costs to deliver the product for sale to its stores in cost of goods sold, except for certain salary, wages and administrative costs associated with the purchasing of its products. The amount of salary, wages and administrative costs associated with the purchase of its products included in selling, general and administrative costs was $1.1 million in fiscal 2005 and $1.0 million in both fiscal 2006 and fiscal 2007.
     Gift cards whose likelihood of redemption is deemed to be remote due primarily to periods of inactivity are recognized into income.
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
     Advertising
     The Company’s advertising costs, net of vendor allowances for co-operative advertising, are recognized in the period the advertising is incurred and are included in selling, general and administrative expenses. Advertising costs, net of vendor allowances, were $31.1 million, $35.4 million and $28.1 million in fiscal 2005, 2006 and 2007, respectively.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Advertising Allowances
     A significant portion of the Company’s advertising expenditures is in the form of twice weekly print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. The Company recognized the portion of co-operative advertising allowances directly related to the fair value of advertising as a reduction in advertising costs. The Company analyzes, on a monthly basis, the direct out-of-pocket costs for printing and distributing its print ads. Using the number of ads in a typical twice weekly advertisement, the actual direct costs of an individual advertisement is determined. The cost determined is deemed to be the fair value of advertising. The amount of co-operative advertising allowance recognized as a reduction in advertising expense was $7.1 million in fiscal 2005 and $6.1 million in both fiscal 2006 and fiscal 2007. The amount of advertising costs in excess of the fair value of advertising is recorded as a reduction in cost of goods sold.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits a company to measure certain financial instruments and certain other items at fair value at specific election dates. The fair value option may be applied on an instrument by instrument bases, the election option is irrevocable once elected and the election must be applied to the entire instrument. Unrealized gains and losses on instruments for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date. SFAS No. 159 will be become effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 2 — Goodwill
     The Company tests its goodwill by comparing the fair value, calculated using a discounted cash flow method for the Company’s Retail reporting segment, the only reporting segment which has goodwill, to the respective carrying value of the Retail reporting segment. The Retail reporting segment is composed of the operating segments Markets and Super Rx. The Company has identified the assets and liabilities of the Retail reporting segment, including goodwill, to determine its carrying value. Goodwill is considered impaired if the carrying value exceeds the fair value of the reporting segment. As of September 30, 2007, the Company performed this assessment and determined there was no indication of goodwill impairment to interest expense
Note 3 — Issuance of New Debt and Early Extinguishment of Debt
     On April 18, 2007, the Company issued $285.0 million in aggregate principal amount of 7.75% Senior Notes due April 15, 2015 in a private offering. The 7.75% Senior Notes were unregistered and are unsecured obligations of the Company. On September 7, 2007, the Company completed the exchange of the unregistered 7.75% Senior Notes due April 15, 2015 for virtually identical registered $285.0 million 7.75% Senior Notes due April 15, 2015 collectively (the “7.75% Senior Notes”). The Company incurred $7.2 million of debt issuance costs related to the issuance of the 7.75% Senior Notes, which will be amortized over the term of the Notes to interest expense.
     On June 18, 2007, the Company used part of the proceeds from the issuance of the 7.75% Senior Notes to redeemed all of its $175.0 million Floating Rate Senior Notes due 2010 (the “Floating Rate Senior Notes”) for $176.8 million which included a redemption premium of $1.8 million, plus accrued interest. In connection with the redemption of the Floating Rate Senior Notes, the Company expensed approximately $2.2 million of unamortized deferred offering costs related to the Floating Rate Senior Notes. The $1.8 redemption premium and the $2.2 million of unamortized deferred offering costs were expensed to interest related to debt purchase.
Note 4 — Debt
     Long-term debt consisted of the following:

	Fiscal Year Ended
	Sept. 24,	Sept. 30,
	2006	2007
	(In thousands)
Floating Rate Senior Notes due 2010	$175,000	$—
8.125% Senior Notes due 2012	525,000	525,000
7.75% Senior Notes due 2015	—	285,000

Total long-term debt	$700,000	$810,000

     Interest on the 8.125% Senior Notes due June 2012 (the “8.125% Senior Notes”), is payable semi-annually in arrears on June 15 and December 15. Principal on the 8.125% Senior Notes is due in the fiscal year 2012.
     Interest on the 7.75% Senior Notes is payable semi-annually in arrears on April 15 and October 15. Principal on the 7.75% Senior Notes is due in fiscal 2015.
     Interest capitalized during fiscal years 2005, 2006 and 2007 amounted to $1.1 million, $4.3 million and $9.8 million, respectively. Interest expense incurred, before the effect of capitalized interest, during fiscal years 2005, 2006 and 2007 amounted to $58.3 million, $61.5 million and $69.4 million, respectively.
     The Company is subject to certain covenants associated with its 8.125% Senior Notes and its 7.75% Senior Notes. As of September 30, 2007, the Company was in compliance with all such covenants.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 5 — Credit Facilities
     Markets’ Credit Facility
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
     Markets is the borrower under the Credit Facility. The Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Development and its indirect subsidiaries Super Rx and Santee (subject, in the case of Santee, to termination upon certain specified events). Subject to certain restrictions, the entire amount of the Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and may be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores, the construction of the new corporate office and distribution center and workers’ compensation insurance obligations. The availability of the loans and letters of credit is subject to certain borrowing restrictions.
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
     The Credit Facility requires Markets to meet certain financial tests, including minimum net worth and other tests. The Credit Facility contains covenants which, among other things, limit the ability of Markets and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, and (iii) make restricted payments. The Credit Facility also contains covenants that apply to the Company and its subsidiaries, and the Company is a party to the Credit Facility for purposes of these covenants. These covenants, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, make restricted payments, enter into transactions with affiliates, and make amendments to the Indenture governing the 8.125% Senior Notes and the 7.75% Senior Notes.
     Santee’s Revolver
     On April 16, 2007, Santee entered into a Second Amended and Restated Business Loan Agreement (Receivables) with Bank of America, as sole and exclusive administrative agent, and sole initial lender, consisting of a three-year revolving line of credit in a principal amount of up to $5.0 million (the “Santee Revolver”), which replaced Santee’s existing revolver. Markets has guaranteed the obligations of Santee under the Santee Revolver. Under the Santee Revolver, Santee may borrow up to $5.0 million all of which may be used to secure letters of credit. Letters of credit under the Santee Revolver are expected to be used for workers’ compensation insurance obligations and for general corporate purposes. Borrowings under the Santee Revolver are secured by the receivables of Santee.
     Loans under the Santee Revolver bear interest at a rate based upon either (i) Bank of America’s prime rate plus 0.50%, or (ii) the “LIBOR Rate” (defined as the interest rate at which Bank of America’s Cayman branch would offer U.S. dollar deposits for the applicable interest period to other banks, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 1.75%. The applicable interest periods for LIBOR rate loans will be between 30 and 180 days.
     As of September 30, 2007, between Market’s and Santee’s credit agreements, the Company had $50.4 million of outstanding letters of credit and it had $54.6 million available under the revolving credit facilities.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 5 — Credit Facilities (contd.)
     The Santee Revolver will cease to be available and will be payable in full on May 31, 2010.
     Under the Santee Revolver, Santee is required to comply with certain financial covenants, which include certain financial ratios.
     As of September 30, 2007, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
     The Company had no short-term borrowings outstanding at the end of fiscal years 2006 and 2007 and the Company did not incur any short-term borrowings during fiscal years 2006 and 2007.
Note 6 — Leases
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

		Operating
		Leases	Noncancelable
	Capital	Minimum	Sublease
	Leases	Payments	Income
	(In thousands)
2008	$2,113	$39,217	$1,437
2009	2,109	33,575	2,784
2010	2,109	29,938	2,646
2011	2,099	26,684	2,646
2012	1,403	23,459	2,646
Thereafter	1,261	179,949	25,695

Total minimum lease payments	11,094	$332,822	$37,854

Less amounts representing interest	3,801

Present value of minimum lease payments	7,293
Less current portion	1,008

Long-term portion	$6,285

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 6 - Leases (contd.)
Rental expense and sublease income were as follows:

	Sept. 25, 2005	Sept. 24, 2006	Sept. 30, 2007
		(In thousands)
Minimum rentals	$29,491	$30,827	$33,014
Rentals based on sales	$12,838	$14,092	$14,368
Sublease income	$1,283	$1,327	$1,303
The Company currently leases certain of its distribution facilities and its old corporate office building located in Colton, California. The current lease contains multiple lease options that gives the Company the right to control the property through May 2038. The annual rent for each option period is fixed and is deemed to be below market value. On July 19, 2007, the company entered into a fifteen year sublease with a third party (the “sublessee”), which also contains three, five year lease options. Under the sublease, the sublessee agreed to assume all lease payments and other liabilities under the lease and sublessee paid the Company $2.0 million for the rights to the lease. The $2.0 million received from the sublease will be amortized into income over the life of the initial sublease. On July 19, 2007, the Company exercised lease options to extend the current lease under the master lease agreement to May 2023.
Note 7 — Income Taxes
     The provision for income taxes consisted of the following:

	Sept. 25, 2005	Sept. 24, 2006	Sept. 30, 2007
		(In thousands)
Current

Federal	$15,662	$16,092	$34,141
State	5,190	3,957	8,876

	20,852	20,049	43,017

Deferred
Federal	(4,564)	(1,394)	(8,209)
State	(2,626)	(710)	(1,529)

	(7,190)	(2,104)	(9,738)

Income tax expense	$13,662	$17,945	$33,279

     A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

	Sept. 25, 2005	Sept. 24, 2006	Sept. 30, 2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax benefit	5.8	5.8	5.8
Change in valuation allowance	(3.6)	—	—
Tax credits	(2.3)	(1.4)	(1.1)
Other	(0.7)	1.4	0.6

Effective tax rate	34.2%	40.8%	40.3%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 7 — Income Taxes (contd.)

	Sept. 24, 2006	Sept. 30, 2007
	(In thousands)
Deferred income tax assets:
Self-insurance reserves	$21,661	$23,709
Deferred compensation	21,661	23,383
Payroll liabilities	9,645	17,083
State franchise tax	1,385	3,136
Inventories	2,211	2,237
Income deferred for book purposes	1,775	1,569
Tax credits and operating loss carry forwards	4,718	3,960
Other, net	—	344

Total deferred income tax assets	63,056	75,421

Deferred income tax liabilities:
Property and equipment	(28,577)	(24,854)
Other assets	(2,058)	(2,058)
Investment in unconsolidated affiliate	(1,681)	(1,681)
Other, net	(286)	—

Total deferred income tax liabilities	(32,602)	(28,593)

Net deferred income tax assets	$30,454	$46,828

As of September 30, 2007, the Company had approximately $10.8 million of federal net operating loss carryforwards which expire beginning in 2011 through 2019 if not utilized. Although there can be no assurances as to future taxable income of the Company, the Company believes that its expectations of future taxable income, when combined with the income taxes paid in prior years and established valuation reserves, will be adequate to realize the deferred income tax assets.
     The Company establishes deferred tax liabilities for anticipated tax timing differences where payment of tax is anticipated. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and the amounts may be adjusted over time as additional information becomes known.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 8 — Retirement Plans
     Pension and Medical Plans
     The Company has a noncontributory defined benefit pension plan (the “pension plan”) covering substantially all non-union employees. The plan provides for benefits based on an employee’s compensation during the eligibility period while employed with the Company. The Company’s funding policy for this plan is to contribute annually at a rate that is intended to provide sufficient assets to meet future benefit payment requirements.
     The Company also maintains an Early Retiree Medical Premium Reimbursement Plan (the “Medical Plan”) to provide reimbursement for medical insurance premiums for employees who retire before their Social Security retirement age. The maximum benefit under the plan is $500 per month per retired employee for a maximum of 120 months.
     On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires, among other things, the recognition of the funded status of the pension plan on the balance sheet. The impact of the implementation of the standard due to previously unrecognized prior service cost and actuarial gains/losses not recognized in current year expense is recognized in accumulated other comprehensive loss, a component of shareholder’s equity (deficit):

	Retirement Benefits
	Before		After
	Implementation	Change due to	Implementation
	of SFAS 158	SFAS 158	of SFAS 158
	(in thousands)
Deferred tax assets	$40,614	$6,214	$46,828
Pre-paid pension	$1,904	$(1,904)	$—
Total assets	$1,265,968	$4,310	$1,270,278
Pension liability	$—	$12,403	$12,403
Other post retirement liability	$496	$944	$1,440
Total liabilities	$1,247,652	$13,347	$1,260,999
Accumulated other comprehensive loss	$—	$(9,037)	$(9,037)
Total stockholder’s equity	$18,316	$(9,037)	$9,279
Total liabilities and stockholder’s equity	$1,265,968	$4,310	$1,270,278

     Amounts recognized in accumulated other comprehensive loss for the qualified defined pension plan:

	Pension Plan		Medical Plan
	Sept. 24,	Sept. 30,	Sept. 24,	Sept. 30,
	2006	2007	2006	2007
	(in thousands)
Prior service cost	$—	$9	$—	$736
Net actuarial loss	—	$14,298	—	$208

Total recognized in accumulated other comprehensive loss, before tax	$—	$14,307	$—	$944

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 8 — Retirement Plans (contd.)
Pension and Medical Plans (contd.)
     The following tables provide a reconciliation of the changes in the pension plan’s benefit obligation and fair value of assets for fiscal years ending and a statement of the funded status as of the fiscal year ended September 24, 2006 and September 30, 2007:

	Pension Plan		Medical Plan
	Sept. 24,	Sept. 30,	Sept. 24,	Sept. 30,
	2006	2007	2006	2007
	(in thousands)
Change in benefit obligation:
Beginning balance	$55,192	$57,378	$1,258	$1,211
Service cost	2,715	2,659	44	43
Interest cost	2,970	3,250	65	81
Actuarial (gain) loss	(2,030)	(2,942)	(99)	164
Benefit payments	(1,469)	(2,072)	(57)	(59)

Ending balance	$57,378	$58,273	$1,211	$1,440

Change in fair value of plan assets:
Beginning balance	$31,648	$38,666	$—	$—
Actual return on plan assets	1,188	2,440	—	—
Employer contributions	7,299	6,836	57	59
Benefit payments	(1,469)	(2,072)	(57)	(59)

Ending balance	$38,666	$45,870	$—	$—

Funded status:
Fair value of plan assets	$38,666	$45,870	$—	$—
Projected benefit obligation	57,378	58,273	1,211	1,440

Funded status	(18,712)	(12,403)	(1,211)	(1,440)

Adjustment for difference in book and tax basis of assets
Unamortized prior service cost	7	—	813	—
Unrecognized loss	17,920	—	55	—

Prepaid pension cost	$(785)	$(12,403)	$(343)	$(1,440)

     Market related value of plan assets is calculated using fair market value, as provided by third-party trustee. The plan’s investments include cash, which earns interest, governmental securities and corporate bonds and securities, all of which have quoted market values.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 8 — Retirement Plans (contd.)
Pension Plan
     The following table provides the components of fiscal 2005, 2006 and 2007 net pension expense:

	Sept. 25,	Sept. 24,	Sept. 30,
	2005	2006	2007
	(in thousands)
Expected return on assets	$(1,485)	$(1,704)	$(2,652)
Service cost	2,577	2,715	2,659
Interest cost	2,864	2,970	3,250
Amortization of prior service cost	(2)	(2)	(2)
Amortization of recognized losses	908	1,070	892

Net pension expense	$4,862	$5,049	$4,147

Actuarial assumptions used to determine net pension expense were:
Discount rate	6.00%	5.50%	5.80%
Rate of increase in compensation levels	4.00%	3.00%	3.00%
Expected long-term rate of return on assets	5.00%	5.00%	6.50%

Actuarial assumptions used to determine year-end projected benefit obligation were:
Weighted-average discount rate	5.50%	5.80%	6.25%
Weighted-average rate of compensation increase	3.00%	3.00%	3.00%
Expenses recognized for this retirement plan were $5.5 million, $5.6 million and $4.7 million in 2005, 2006 and 2007, respectively.
     The Company has adopted and implemented an investment policy for the defined benefit pension plan that incorporates a strategic long-term asset allocation mix designed to meet the Company’s long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. The following table summarizes actual allocations for the Company’s plan at the end of fiscal 2006 and 2007:

		Sept. 24,	Sept. 30,
	Target	2006	2007
Asset category:
Fixed income	65%	88%	75%
Equity	35%	0%	16%
Cash and other	0%	12%	9%

Total	100%	100%	100%

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
     The Company expects to contribute approximately $4.9 million to its defined benefit pension plan during 2008.
     Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in thousands):

Pension
Benefits
2008	$1,368
2009	2,016
2010	2,630
2011	2,752
2012	2,881
2013 - 2017	22,103
     Medical Plan
     The following table provides the components of fiscal 2005, 2006 and 2007 net periodic benefit costs:

	Sept. 25,	Sept. 24,	Sept. 30,
	2005	2006	2007
	(in thousands)
Service cost	$41	$44	$43
Interest cost	66	65	81
Amortization of prior service cost	78	78	78
Amortization of recognized losses	—	—	10

Net periodic pension costs	$185	$187	$212

Actuarial assumptions used to determine net periodic benefit costs were:
Discount rate	6.00%	5.50%	5.80%

Actuarial assumptions used to determine year-end projected benefit obligation were:
Weighted-average discount rate	5.50%	5.80%	6.25%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 8 — Retirement Plans (contd.)
     Medical Plan (contd.)
     Expenses recognized for the medical plan were $31,000, $57,000 and $555,000 in 2005, 2006 and 2007, respectively.
     The Company expects to contribute approximately $97,000 to the medical plan during 2008.
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in thousands):

Medical
Plan
2008	$97
2009	88
2010	91
2011	103
2012	114
2013 - 2017	622
Profit Sharing Plan
     The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $1.1 million in each of the fiscal years 2005, 2006 and 2007.
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
     The Company’s expense for these retirement plans and health and welfare plans consisted of the following:

	Sept. 25,	Sept. 24,	Sept. 30,
	2005	2006	2007
	(in thousands)
Multi-Employer Pension Plans	$34,344	$38,022	$38,548
Multi-Employer Health and Welfare	102,518	92,905	74,376

Total Multi-Employer Benefits	$136,862	$130,927	$112,924

     The Company’s employer contributions fluctuate as a result of periodic resumptions and suspensions of employer contributions to collective bargaining trusts.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 9 — Segment Information
     The Company has three operating segments: Markets, Super Rx and Santee. Markets and Super Rx provide retail grocery, general merchandise and pharmaceutical products to customers through the Company’s supermarkets. Santee processes, packages and distributes milk, fruit drinks and other cultured milk products to Markets and other customers. As Markets and Super Rx have similar customers, regulatory requirements and delivery methods to customers, we aggregate Markets and Super Rx into a single reportable segment. Aggregating Markets and Super Rx results in two reportable segments for the Company: Retail and Dairy Manufacturing. Separate disclosures for the Dairy Manufacturing segment have not been made as sales, profits and total assets for this segment are less than 10% of consolidated sales, profits and total assets of the Company. Financial information for the Dairy Manufacturing segment is included in the “all other” category in the following tables:

	Retail	All Other	Total
	(in thousands)
Fiscal year ended September 25, 2005
Sales to external customers	$3,264,571	$108,273	$3,372,844
Intersegment sales	$—	$78,974	$78,974
Depreciation and amortization	$39,416	$159	$39,575
Operating profit	$86,964	$4,684	$91,648
Interest income	$6,439	$377	$6,816
Interest expense	$(412)	$(56,730)	$(57,142)
Income tax expense (benefit)	$35,706	$(22,044)	$13,662
Net income (loss)	$55,680	$(29,434)	$26,246
Total assets	$1,329,081	$(273,712)	$1,055,369
Capital expenditures	$114,187	$2,154	$116,341

	Retail	All Other	Total
	(in thousands)
Fiscal year ended September 24, 2006
Sales to external customers	$3,410,343	$98,451	$3,508,794
Intersegment sales	$—	$74,885	$74,885
Depreciation and amortization	$46,527	$115	$46,642
Operating profit	$91,902	$1,059	$92,961
Interest income	$9,645	$639	$10,284
Interest expense	$(1,376)	$(55,862)	$(57,238)
Income tax expense (benefit)	$40,932	$(22,987)	$17,945
Net income (loss)	$57,056	$(30,990)	$26,066
Total assets	$1,415,146	$(357,054)	$1,058,092
Capital expenditures	$94,193	$1,604	$95,797

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 9 — Segment Information (contd.)

	Retail	All Other	Total
	(in thousands)
Fiscal year ended September 30, 2007
Sales to external customers	$3,573,075	$101,352	$3,674,427
Intersegment sales	$—	$88,337	$88,337
Depreciation and amortization	$48,597	$118	$48,715
Operating profit	$133,882	$(1,596)	$132,286
Interest income	$10,536	$3,615	$14,151
Interest expense	$(1,237)	$(62,302)	$(63,539)
Income tax expense (benefit)	$58,692	$(25,413)	$33,279
Net income (loss)	$84,085	$(34,690)	$49,395
Total assets	$1,588,772	$(318,494)	$1,270,278
Capital expenditures	$191,873	$1,687	$193,560
Note 10 — Labor Relations
     The Company’s collective bargaining contract with the UFCW was renewed in March 2007 and extends through March 2011. The Company’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in September 2005 and expires in September 2010. Santee’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in July 2007 and expires in February 2012. Management believes it has good relations with its employees.
Note 11 — Fair Value of Financial Instruments
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
Note 11 — Fair Value of Financial Instruments (contd.)
     Long-Term Debt and Capital Lease Obligations
     The fair value of the 8.125% Senior Notes and the 7.75% Senior Notes, are based on quoted market prices. Although market quotes for the fair value of the Company’s capitalized lease obligations are not readily available, the Company believes the stated value approximates fair value.
     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	September 30, 2007
	(In thousands)
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$277,062	$277,062
Receivables	$46,391	$46,391
Long-term receivable	$22,228	$22,228
Long-term debt	$810,000	$818,419
Capitalized lease obligations	$7,293	$7,293
Note 12 — Litigation Matters
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
     In April 2006, the landlord under a Ground Lease for a supermarket location filed an Unlawful Detainer Action alleging that Markets failed to timely exercise its option to extend the term of the Ground Lease. In addition to the Ground Lease, there is a Sub-Ground Lease which requires the landlord under the Ground Lease to attorn to the Sub-Ground Lease which would preserve Markets’ rights under the Ground Lease except for an alleged increase in rent. The Unlawful Detainer Action has since been dismissed but the Landlord is proceeding with a Declaratory Relief Cause of Action seeking determination of the Parties rights under the Ground Lease and Sub-Ground Lease. The amount of any additional rent cannot be reasonably determined at this time. Markets is vigorously defending its rights and believes that any liability for additional rent will not be material to the consolidated statements of income and financial position.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 13 — Deferred Compensation Plan
     The Company maintains a deferred compensation plan for certain executives of Markets. Mr. Jack H. Brown is not eligible to receive awards. Awards under the plan are for units that have an assigned value. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will terminate and no payment will be made. As of September 24, 2006 and September 30, 2007, there were 773,000 and 708,000 units outstanding, respectively. The Company recognized an expense for the plan of $10.1 million, $8.6 million and $14.5 million in 2005, 2006 and 2007, respectively.
Note 14 — Related Party Transactions
     On July 25, 2006, the Company paid a $5.0 million dividend to La Cadena Investments and on April 27, 2007 the Company paid a $5.0 million dividend to La Cadena Investments.
     The Company paid legal fees of $1.2 million, $3.4 million and $2.4 million in fiscal 2005, 2006 and 2007, respectively, to the law firm of Varner & Brandt LLP. Mr. Bruce D. Varner is the Senior Partner of Varner & Brandt LLP and is also a director of the Company. Mr. Varner received director fees of $52,500, $51,500, $53,500 in 2005, 2006 and 2007, respectively.
Note 15 — Stock Redemption
     On January 30, 2006, the Company redeemed and retired 1,406 shares of its Class A Common Stock for $18.8 million. The redemption was for shares held by the Moseley Family Revocable Trust (the “Moseley Trust”).
     On April 27, 2007, the Company redeemed 1,125 shares of its Class A Common Stock for $15.0 million. The redemption was for shares held by the Moseley Trust.
     As of September 30, 2007, based upon the Company’s consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ indenture and, after taking into consideration the January 2006 and April 2007 payments to the Moseley Trust and the July 2006 and April 2007 dividend payments, the Company had the ability and right to pay a restricted payment of up to $28.9 million.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 16 — Quarterly Results (unaudited)
Quarterly results for fiscal 2205, 2006 and 2007 are as follows (in thousands except share and per share amounts):

					Average
		Gross	Operating	Net	Shares	Earnings
	Sales	Profit	Profit	Income	Outstanding	Per Share
Fiscal 2005 Quarters
13 weeks ended 12/26/04	$839,175	$217,009	$18,400	$3,263	38,301	$85.19
13 weeks ended 03/27/05	842,987	218,242	19,258	3,600	38,301	93.99
13 weeks ended 06/26/05	840,597	231,595	25,125	7,276	38,301	189.97
13 weeks ended 09/25/05	850,085	237,262	28,865	12,107	38,301	316.11

	$3,372,844	$904,108	$91,648	$26,246	38,301	$685.26

Fiscal 2006 Quarters
13 weeks ended 12/25/05	$867,166	$226,715	$17,592	$3,332	38,301	$87.00
13 weeks ended 03/26/06	863,751	232,512	23,442	6,176	37,442	164.95
13 weeks ended 06/25/06	886,221	229,700	24,351	5,742	36,895	155.63
13 weeks ended 09/24/06	891,656	241,432	27,576	10,816	36,895	293.16

	$3,508,794	$930,359	$92,961	$26,066	37,386	$697.21

Fiscal 2007 Quarters
13 weeks ended 12/24/06	$904,354	$241,890	$28,205	$9,902	36,895	$268.38
13 weeks ended 03/25/07	866,062	249,444	33,674	13,460	36,895	364.82
13 weeks ended 06/24/07	910,229	253,787	41,625	15,602	36,178	431.26
14 weeks ended 09/30/07	993,782	254,743	28,782	10,431	35,770	291.61

	$3,674,427	$999,864	$132,286	$49,395	36,422	$1,356.19