Form 10-Q
period 2007-12-30
STATER BROS HOLDINGS INC
filed 2008-02-13
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from ________ to ________
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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 13, 2008, there were issued and outstanding
35,770 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
December 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 30,	Dec. 30,
	2007	2007
		(Unaudited)
Current assets
Cash and cash equivalents	$277,062	$209,473
Restricted cash	8,121	5,621
Receivables, net of allowance of $1,006 and $1,087	46,391	53,818
Inventories	202,073	212,875
Prepaid expenses	11,026	11,813
Deferred income taxes	23,939	23,390

Total current assets	568,612	516,990

Property and equipment
Land	112,029	111,988
Buildings and improvements	479,808	525,781
Store fixtures and equipment	403,052	403,788
Property subject to capital leases	24,747	24,747

	1,019,636	1,066,304

Less accumulated depreciation and amortization	389,992	400,450

	629,644	665,854

Deferred income taxes, long-term	22,889	24,554
Deferred debt issuance costs, net	17,671	16,869
Long-term receivable	22,228	22,228
Goodwill	2,894	2,894
Other assets	6,340	6,324

	72,022	72,869

Total assets	$1,270,278	$1,255,713

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 30,	Dec. 30,
	2007	2007
		(Unaudited)
Current liabilities
Accounts payable	$187,978	$184,979
Accrued payroll and related expenses	60,761	52,836
Other accrued liabilities	77,109	53,175
Accrued income taxes	4,727	7,566
Current portion of capital lease obligations	1,008	1,044

Total current liabilities	331,583	299,600

Long-term debt	810,000	810,000
Capital lease obligations, less current portion	6,285	6,010
Long-term portion of self-insurance and other reserves	36,307	39,577
Long-term deferred benefits	57,388	61,174
Other long-term liabilities	19,436	19,322

Total liabilities	1,260,999	1,235,683

Commitment and Contingencies

Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 35,770	—	—
Additional paid-in capital	9,096	9,096
Accumulated other comprehensive loss	(9,037)	(9,037)
Retained earnings	9,220	19,971

Total stockholder’s equity	9,279	20,030

Total liabilities and stockholder’s equity	$1,270,278	$1,255,713

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Dec. 24,	Dec. 30,
	2006	2007
Sales	$904,354	$943,030
Cost of goods sold	662,464	698,601

Gross profit	241,890	244,429

Operating expenses
Selling, general and administrative expenses	201,801	204,318
Depreciation and amortization	11,884	12,908

Total operating expenses	213,685	217,226

Operating profit	28,205	27,203

Interest income	2,826	2,391
Interest expense	(14,285)	(13,581)
Other income (expenses), net	(171)	1,875

Income before income taxes	16,575	17,888

Income taxes	6,673	7,137

Net income	$9,902	$10,751

Earnings per average common shares outstanding	$268.38	$300.56

Average common shares outstanding	36,895	35,770

Shares outstanding at end of period	36,895	35,770

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	13 Weeks Ended
	Dec. 24,	Dec. 30,
	2006	2007
Operating activities:
Net income	$9,902	$10,751
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	14,851	16,107
Amortization of debt issuance costs	761	802
Increase in deferred income taxes	(1,452)	(1,116)
(Gain) loss on disposals of assets	215	(1,828)
Changes in operating assets and liabilities:
Decrease in restricted cash	16,000	2,500
Increase in receivables	(5,232)	(7,427)
Decrease in income tax receivables	3,863	—
Increase in inventories	(2,848)	(10,802)
(Increase) decrease in prepaid expenses	(952)	1,455
(Increase) decrease in other assets	(338)	16
Decrease in accounts payable	(6,716)	(2,999)
Increase in accrued income taxes	4,282	2,839
Decrease in other accrued liabilities	(10,827)	(31,859)
Increase in long-term reserves	3,233	6,942

Net cash provided by (used in) operating activities	24,742	(14,619)

Financing activities:
Principal payments on capital lease obligations	(320)	(239)

Net cash used in financing activities	(320)	(239)

Investing activities:
Decrease in short-term investments	26,849	—
Increase in store construction reimbursement	(1,488)	(2,246)
Increase in long-term receivable	(3,541)	—
Purchase of property and equipment	(23,709)	(52,625)
Proceeds from sale of property and equipment	16	2,140

Net cash used in investing activities	(1,873)	(52,731)

Net increase (decrease) in cash and cash equivalents	22,549	(67,589)
Cash and cash equivalents at beginning of period	198,545	277,062

Cash and cash equivalents at end of period	$221,094	$209,473

Interest paid	$25,595	$32,489

Income taxes paid	$—	$5,500
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 30, 2007
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended December 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 28, 2008.
     The consolidated balance sheet at September 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K for the year ended September 30, 2007.
Note 2 — Recent Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits a company to measure certain financial instruments and certain other items at fair value at specific election dates. The fair value option may be applied on an instrument by instrument basis, the election option is irrevocable once elected and the election must be applied to the entire instrument. Unrealized gains and losses on instruments for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date. SFAS No. 159 will become effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 30, 2007
Note 5 — Income Taxes
     Effective October 1, 2007, the first day of the fiscal 2008 year, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a tax position meet a “more-likely-than-not” recognition threshold for the benefit of an uncertain tax position to be recognized in the financial statements, based on the technical merits of the position. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions.
     The adoption of FIN 48 had no effect on retained earnings, or any tax positions taken by the Company as the Company determined that it did not have nor had it taken any tax positions that met a less than a “more-likely-than-not” recognition threshold. As such, the Company did not record any liabilities for uncertain tax positions. Since adoption, there have been no material changes to the amount of uncertain tax positions.
     The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as either interest expense or other operating expenses.
     During the first quarter of fiscal 2008, the Internal Revenue Service (“IRS”) concluded their review of the federal tax returns for the Company’s fiscal 2004 and fiscal 2005 tax returns and the IRS made no changes to the Company’s reported taxes. For federal tax purposes, the Company is subject to review on its fiscal 2006 and fiscal 2007 tax returns. The Company is currently under audit for its fiscal 2005 state tax return by the State of California’s Franchise Tax Board (“FTB”). To-date, the FTB has only made information document requests related to net operating losses and MIC tax credits generated by Santee. For state tax purposes, the Company is subject to review on its fiscal 2004 through fiscal 2007 state tax returns.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 30, 2007
Note 6— Retirement Plans
     The Company has a noncontributory defined benefit pension plan covering substantially all non-union employees. The plan provides for benefits based on an employee’s compensation during the eligibility period while employed with the Company. The Company’s funding policy for this plan is to contribute annually at a rate that is intended to provide sufficient assets to meet future benefit payment requirements. Market value of plan assets is calculated using fair market values as provided by a third-party trustee. The plan’s investments include cash, which earns interest, and governmental securities and corporate bonds and securities, all of which have quoted market values.
The following table provides the components of net periodic pension expense:

	Dec. 24,	Dec. 30,
	2006	2007
Expected return on assets	$(663)	$(784)
Service cost	665	658
Interest cost	813	900
Amortization of prior service cost	(1)	(1)
Amortization of recognized losses	223	151

Net pension expense	$1,037	$924

Actuarial assumptions used to determine net pension expense were:

Discount rate	5.80%	6.25%
Rate of increase in compensation levels	3.00%	3.00%
Expected long-term rate of return on assets	5.00%	6.50%
The Company made approximately $1.6 million of contributions to its noncontributory defined pension plan in the thirteen weeks ended December 30, 2007 and the Company expects to contribute an additional $3.3 million during the remainder of fiscal 2008.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 30, 2007
Note 7— Segment Information
     The Company has three operating segments: Markets, Super Rx and Santee. Markets and Super Rx provide retail grocery, general merchandise and pharmaceutical products to customers through the Company’s supermarkets. Santee processes, packages and distributes milk, fruit drinks and other cultured milk products to Markets and other customers. As Markets and Super Rx have similar customers, regulatory requirements and delivery methods to customers, the Company aggregates Markets and Super Rx into a single reportable segment. Aggregating Markets and Super Rx results in two reportable segments for the Company: Retail and Dairy Manufacturing. Separate disclosures for the Dairy Manufacturing segment have not been made as sales, profits and total assets for this segment are less than 10% of consolidated sales, profits and total assets of the Company. Financial information for the Dairy Manufacturing segment is included in the “all other” category in the following table:

	Retail	All Other	Total
	(in thousands)
Quarter ended December 24, 2006
Sales to external customers	$880,339	$24,015	$904,354
Intersegment sales	$—	$18,803	$18,803
Operating profit	$28,570	$(365)	$28,205
Net income	$18,057	$(8,155)	$9,902
Total assets	$1,444,277	$(386,630)	$1,057,647

Quarter ended December 30, 2007
Sales to external customers	$912,972	$30,058	$943,030
Intersegment sales	$—	$26,951	$26,951
Operating profit	$26,562	$641	$27,203
Net income	$17,458	$(6,707)	$10,751
Total assets	$1,602,623	$(346,910)	$1,255,713
Note 8— Subsidiary Guarantee
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 30, 2007
Note 9— New Corporate Office and Distribution Center
          We have completed the first component in the construction of our new corporate office and distribution center on our 160-acre site at the former Norton Air Force base. In September 2007, we completed the new corporate office and satellite buildings and relocated our corporate headquarters. Construction continues on the distribution center which will combine all of our existing warehouses into one distribution center. There will be no appreciable change in the average distance between our supermarkets and the new distribution center. The remaining construction of the distribution center will be completed in two components:
•	Component 1: dry goods warehouse; and

•	Component 2: refrigeration warehouse.
Construction of the dry goods warehouse commenced in November 2006, with completion currently anticipated in mid-February 2008; and construction of the refrigeration warehouse commenced in April 2007, with completion currently anticipated in August 2008.
Note 10 Credit Facilities
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
     The Credit Facility requires Markets to meet certain financial tests, including minimum net worth and other tests. The Credit Facility contains covenants which, among other things, limit the ability of Markets and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, and (iii) make restricted payments. The Credit Facility also contains covenants that apply to the Company and its subsidiaries, and the Company is a party to the Credit Facility for purposes of these covenants. These covenants, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, make restricted payments, enter into transactions with affiliates, and make amendments to the Indentures governing the 8.125% Senior Notes and the 7.75% Senior Notes.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 30, 2007
Note 10 Credit Facilities (contd.)
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
     As of December 30, 2007, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
Note 11— Litigation Matters
     Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on the Company’s consolidated financial position or its results of operations.
     In April of 2006, the Landlord under a Ground Lease for a supermarket occupied by Markets in the city of Fountain Valley, California filed an Action against Markets and the Lessee under a Sub-Ground Lease alleging that Markets failed to timely exercise its option to extend the term of the Ground Lease. The litigation is now in the form of a Declaratory Relief Cause of Action seeking determination of the parties’ rights under the Ground Lease and Sub-Ground Lease including damages for additional rent of approximately $1.4 million. Markets intends to continue vigorously defending its rights under the Ground Lease. The Company does not believe that it will have any liability for additional rent, or in the event of any such liability it will have a material adverse effect on the Company’s consolidated financial position or its results of operation.

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
Self-Insurance Reserves
We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by us are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. Recent legislative actions within California and efforts we have made within our stores to reduce claims have somewhat limited the severity of workers’ compensation claims. However, no assurances can be given that future legislative events, medical expenses and other loss factors will not require a change in our estimates. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 6.25% and 5.80% for the thirteen weeks ended December 30, 2007 and December 24, 2006, respectively. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. As of December 30, 2007, if the rate utilized to discount the reserves were increased or decreased by 1.0%, the reserves for self insurance would have been $1.3 million higher or $1.3 million lower.
Employee Benefit Plans
The determination of our obligation and expense for pension benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions are disclosed in “Note 6 — Retirement Plans” in the accompanying notes to the unaudited consolidated financial statements contained herein and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in the assumptions may materially affect our pension obligations and expense for pension benefits.
The discount rate used to calculate the net periodic pension cost was 6.25% for the first quarter of 2008 and 5.80% for the first quarter of fiscal 2007. If the rate used to discount the net periodic pension cost was 5.25%, net periodic pension cost would have been $197,000 higher than the cost calculated at a 6.25% discount rate. If the rate used to calculate the net periodic pension cost was 7.25%, net periodic pension cost would have been $165,000 lower than the cost calculated at the 6.25% discount rate.

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
Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such events occur, we compare the carrying amount of the asset to the net undiscounted cash flows expected to result from the use and eventual disposition of the asset. These cash flows are based on our best estimate of future cash flow. If this comparison indicates that there is impairment, we record an impairment loss for the excess of net book value over the fair value of the impaired asset. We estimate the fair value based on the best information available, including prices for similar assets and the results of other valuation techniques. We adjust the value of owned property and equipment associated with closed stores to reflect recoverable values based on our prior history of disposing of similar assets and current economic conditions.
Factors such as changes in economic conditions and changes in operating performance significantly affect our judgments and estimates related to the expected useful lives and cash flows of long-lived assets. Adverse changes in these factors could cause us to recognize a material impairment charge.
Income Taxes
We recognize deferred income tax assets and liabilities by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period that includes the enactment date. Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Judgement is needed to determine if the recognition threshold is met to recognize the tax position taken or if a liability is needed to record an unrecognized tax liability. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other state and local taxing authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.
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
Gift Cards
We recognize a liability when gift cards are sold and recognize sales revenue when the gift cards are used to purchase our products. Gift cards do not have an expiration date and we do not charge any service fees that cause a decrement to customer balances. While we will indefinitely honor all redeemable gift cards presented for payment, we may determine the likelihood of redemption to be remote for unredeemed card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent there is no requirement for remitting card balances to government agencies under unclaimed property laws, gift card balances may be recognized as income.
Significant Accounting Policies
In addition to the critical accounting policies disclosed above, there are certain accounting policies that we have adopted that may differ from policies of other companies within our industry and other companies as a whole. Such differences in the treatment of these policies may be important to the readers of our report on Form 10-Q and our unaudited consolidated financial statements contained herein. For further information regarding our accounting policies, refer to the significant accounting policies included in the notes to the unaudited consolidated financial statements contained herein and in our report on Form 10-K for the year ended September 30, 2007.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OWNERSHIP OF THE COMPANY
La Cadena Investments (“La Cadena”), a California general partnership whose sole voting partner is the Jack H. Brown Revocable Trust holds all of our issued and outstanding capital stock. Jack H. Brown, the Chairman of the Board, President and Chief Executive Office of the Company, is the Managing General Partner of La Cadena with the power to vote the shares of our capital stock held by La Cadena on all matters, including with respect to the election of our Board of Directors, and any other matters requiring shareholder approval.
EXECUTIVE OVERVIEW
We are the largest privately owned supermarket chain in Southern California. Our revenues are generated primarily from retail sales through our supermarkets. We believe our success is a result of our market strategy of offering everyday low prices while providing our customers with friendly and outstanding customer service on each of their visits to our stores.
During the first quarter of fiscal 2008, we completed two major remodels and were engaged in major remodels on four stores. As of December 30, 2007, we had one new store under construction. We continually evaluate our stores for profitability, strategic positioning, impact of competition and sales growth potential and make store opening, store remodel and store closure decisions based on such evaluations.
In the first quarter of fiscal 2008, our sales grew 4.3% over the prior year. The timing of the Christmas holiday, the only day that our stores are closed during the year, caused us to have one less sales day in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Christmas day fell in the first quarter of fiscal 2008 while Christmas day fell in the second quarter of fiscal 2007. We estimate the fiscal quarter sales were reduced by $9.4 million due to the Christmas day closure. For the remainder of fiscal 2008, we anticipate that our sales will continue to grow as we plan to open an additional three new supermarkets by the end of our fiscal year and as we continue to focus on the expansion of sales in our existing supermarkets. Our future growth strategy is to continue to construct supermarkets in our core market areas and expand or remodel existing supermarkets based upon our review of marketing trends.
In the first quarter of fiscal 2008, our consolidated gross profit margin, as a percentage of sales, decreased from the previous year quarter primarily as a result of inflationary cost increases that were not fully passed on to our customers and as we invested in gross margin in order to increase sales. Our marketing area of Southern California continues to be highly competitive and in flux. We anticipate continued competitive pressures from both existing and new “big box” format competitors, from ethnic markets and from our three major competitors, Vons, Albertsons and Ralphs. In the first quarter of fiscal 2008, the competition in our marketing area increased with the entry of a new foreign competitor, Tesco. Tesco is opening smaller format grocery stores which provide fewer product selection and less customer service than a typical supermarket. To-date, the new Tesco stores have had a very minimal impact on our sales.
We have completed the construction on our new corporate office and two satellite buildings. In September 2007, we relocated our corporate headquarters to the new facility. Construction continues on our dry goods and refrigerated warehouses with completion of the dry goods warehouse anticipated in mid-February 2008 and completion of our refrigerated warehouse anticipated in August 2008. Once completed, the new corporate office and distribution center will allow us to become more efficient as we will be able to ship from one location rather than our current seven locations.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

	Fiscal Period Ended		Change
	Dec. 24,	Dec. 30,	2008 to 2007
($ in thousands)	2006	2007	Dollar	%

Sales	$904,354	$943,030	$38,676	4.28%

Gross Profit	$241,890	$244,429	$2,539	1.05%
as a % of sales	26.75%	25.92%
Sales
The sales increase in the first quarter of fiscal 2008 over the same period in fiscal 2007 is the result of the opening of new stores, an increase in like store sales offset in part by one less sales day due to the timing of Christmas day, the only day of the year that our stores are closed. Christmas day fell in the first quarter in fiscal 2008 and in the second quarter in fiscal 2007.
Like Store Sales
We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year period, we only include the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year period. For stores that have been closed, we only include the prior year’s weekly sales that correspond to the weeks the stores were opened in the current year.
Like store sales are affected by various factors including, but not limited to, inflation, promotional discounting, customer traffic, buying trends, pricing pressures from competitors and competitive openings and closings.
Comparison between first quarter fiscal 2008 and first quarter fiscal 2007 is affected by the timing of Christmas day. We estimate that the timing of Christmas day subtracted $9.4 million from fiscal 2008 first quarter sales. After taking into consideration the effect of Christmas day, like store sales increased $29.0 million or 3.32% over the first quarter of fiscal 2007. While like store sales were positive for the first quarter of fiscal 2008, like store sales were impacted by recent new store openings. We estimate that newly opened stores drew $5.7 million of their first quarter 2008 sales from existing stores.
We have opened three new stores since September 24, 2006. These newly opened stores added approximately $12.9 million of sales to the first quarter of fiscal 2008. Since September 24, 2006, we have closed one store, which decreased fiscal 2008 sales by approximately $0.8 million when compared to fiscal 2007 sales. In the first quarter of fiscal 2008, sales for Santee increased $6.0 million and pharmacy sales increased $0.9 million over the first quarter of fiscal 2007.
Santee Sales
Santee sales increased $6.0 million in the first quarter of fiscal 2008 when compared to the fist quarter of fiscal 2007. The increase in Santee sales for the first quarter of fiscal 2008 compared to fiscal 2007 is attributed primarily to increased raw milk prices in the current quarter compared to the prior year quarter.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Gross Profit
The decrease in gross profit margin, as a percentage of sales, in the first quarter of fiscal 2008 over the same period for fiscal 2007 is due to product cost increases that were not fully passed on to our customers and to our investing in gross margin in order to increase sales. We have experienced increases in commodity prices such as fuel, plastics and grains and products associated with those commodities.
Operating Expenses and Operating Profit

	Fiscal Period Ended		Change
	Dec. 24,	Dec. 30,	2008 to 2007
($ in thousands)	2006	2007	Dollar	%

Operating Expenses:
Selling, general and administrative	$201,801	$204,318	$2,517	1.25%
expenses
as a % of sales	22.32%	21.67%

Depreciation and amortization	$11,884	$12,908	$1,024	8.62%
as a % of sales	1.31%	1.37%

Operating profit	$28,205	$27,203	$(1,002)	(3.55)%
as a % of sales	3.12%	2.88%
Selling, General and Administrative Expenses
The decrease, as a percentage of sales, in selling, general and administrative expenses in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 is due primarily to overall reductions, as a percentage in sales, in payroll expenses and advertising expenses in fiscal 2008 compared to fiscal 2007. Payroll related expenses, as a percentage of sales decreased 0.40% and was comprised primarily of a reduction, as a percentage of sales, of 0.25% in vacation expense and of 0.34%, as a percentage of sales, in union insurance partially offset by an increase of 0.23%, as a percentage of sales, in direct labor costs. The reduction in vacation expense is due to higher than normal vacation expense in fiscal 2007. The decrease in union insurance is due to lower hourly union insurance contributions under the current UFCW contract. Direct labor increased due to higher hourly rates under the current UFCW contract. Advertising expense decreased 0.23%, as a percentage of sales, as a result of cost cutting measures in the size of the paper used in our twice weekly print ads and to the reduction in the number of pages within those print ads.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the first quarters of fiscal 2008 and fiscal 2007 is $255,000 and $263,000, respectively.
Depreciation and Amortization
The increase in depreciation expense in the first quarter of fiscal 2008 compared to the same period in fiscal 2007 is due primarily to new store construction, store remodels and other capital expenditures. Included in cost of goods sold is $3.2 million and $3.0 million of depreciation in the first quarters of fiscal 2008 and 2007, respectively, related to dairy production and warehousing and distribution activities.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Interest Income
Interest income was $2.4 million and $2.8 million for the first quarters of fiscal 2008 and 2007, respectively. Interest income has decreased due to lower cash balances on-hand compared to the previous year. We expect our interest income to decline in the future as cash is used to complete the construction of our new distribution center.
Interest Expense
Prior to the recognition of capitalized interest, interest expense was $17.3 million and $15.7 million for the first quarters of fiscal 2008 and 2007, respectively. We recognized capitalized interest of $3.7 million and $1.4 million for the same periods of fiscal 2008 and 2007, respectively. The increase in interest expense, before the effect of capitalized interest, is attributed to our debt load being higher in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The increase in recognized capitalized interest in the fiscal 2008 first quarter over fiscal 2007 is attributed to the ongoing construction of the new distribution center.
Other Income/Expenses, net
In the first quarter of fiscal 2008, we sold shop buildings and land that we owned at a previous store site in Pomona, California for $1.9 million and recognized a pre-tax gain of $1.7 million.
Income Before Income Taxes
Income before income taxes amounted to $17.9 million and $16.6 million in the first quarters of fiscal 2008 and fiscal 2007, respectively.
Income Taxes
Income taxes amounted to $7.1 million and $6.7 million in the first quarters of fiscal 2008 and fiscal 2007, respectively. Our effective tax rate was 39.9% and 40.3% for the first quarters of fiscal 2008 and 2007, respectively.
Net Income
Net income for the first quarter of fiscal 2008 amounted to $10.8 million compared to $9.9 million in the first quarter of fiscal 2007.
LIQUIDITY AND CAPITAL RESOURCES
We historically fund our daily cash flow requirements through funds provided by operations. We have the ability to borrow under our short-term revolving credit facilities. Markets’ credit agreement, as amended and restated on April 16, 2007 expires in May 2010 and consists of a revolving loan facility for working capital and letters of credit of $100.0 million. The letter of credit facility is maintained pursuant to our workers’ compensation and general liability self-insurance requirements. In addition, Santee’s revolving line of credit includes a credit line of $5.0 million all of which may be used to secure letters of credit. As of December 30, 2007, between Markets’ and Santee’s credit agreements, we had $50.4 million of outstanding letters of credit and we had $54.6 million available under the revolving loan facilities.
We had no short-term borrowings outstanding as of December 30, 2007. During the first quarter of fiscal 2008 we incurred $0.8 million in short-term borrowings under Santee’s credit facility which was fully re-paid during the quarter.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth our contractual cash obligations and commercial commitments as of December 30, 2007.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due June 2012
Principal	$525,000	$—	$—	$525,000	$—
Interest	191,953	42,656	85,313	63,984	—

	716,953	42,656	85,313	588,984	—
7.75% Senior Notes due April 2015
Principal	285,000	—	—	—	285,000
Interest	165,657	22,088	44,175	44,175	55,219

	450,657	22,088	44,175	44,175	340,219

Capital lease obligations (1)
Principal	7,054	1,044	2,609	2,488	913
Interest	3,511	1,068	1,610	723	110

	10,565	2,112	4,219	3,211	1,023

Operating leases (1)	326,964	38,787	62,369	49,162	176,646

Total contractual cash obligations	$1,505,139	$105,643	$196,076	$685,532	$517,888

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (2)	$50,433	$50,433	$—	$—	$—

Total other commercial commitments	$50,433	$50,433	$—	$—	$—

(1) We lease the majority of our retail stores, warehouses and distribution facilities. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.
(2) Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between February 2008 and December 2008.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $217.4 million at December 30, 2007 and $237.0 million at September 30, 2007, and our current ratios were 1.73:1 and 1.71:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash used in operating activities for the thirteen weeks ended December 30, 2007 was $14.6 million compared to $24.7 million provided by operating activities for the thirteen weeks ended December 24, 2006. Significant uses of cash by operating activities in the first quarter of fiscal 2008 included decreases in accrued interest due to the timing of semi-annual interest payments on long-term debt and increases in inventory levels to meet holiday sales demands.
Other significant uses of cash in the thirteen weeks ended December 30, 2007 included $10.0 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. In addition, we expended $42.6 million on our new corporate office and distribution center. We estimate that remaining fiscal 2008 expenditures for the new corporate office and distribution center will be $57.1 million. We are funding the new corporate office and distribution center from cash allocated from the proceeds from the issuance of the 8.125% Senior Notes and 7.75% Senior Notes. At this time, we believe that existing financing options will be sufficient to complete the project. However, there can be no assurances that such financing options will be available in the future.
As of December 30, 2007, based upon our consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ Indentures and, after taking into consideration payments previously made, we had the ability and right to pay a restricted payment of up to $31.0 million.
We believe that operating cash flows and current cash reserves will be sufficient to meet our currently identified operating needs and scheduled capital expenditures. However, we may elect to fund some capital expenditures through capital leases, operating leases or debt financing. There can be no assurance that such debt and lease financing will be available to us in the future.
Labor Relations
Our collective bargaining agreements with the UFCW were renewed in March 2007 and extends through March 2011. Our collective bargaining agreement with the International Brotherhood of Teamsters was renewed in September 2005 and expires in September 2010. Santee’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in July 2007 and expires in February 2012. We believe we have good relations with our employees.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits a company to measure certain financial instruments and certain other items at fair value at specific election dates. The fair value option may be applied on an instrument by instrument basis, the election option is irrevocable once elected and the election must be applied to the entire instrument. Unrealized gains and losses on instruments for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date. SFAS No. 159 will become effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159 on our consolidated financial statements.
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
DECEMBER 30, 2007
PART I — FINANCIAL INFORMATION (contd.)
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are subject to interest rate risk on our fixed interest rate debt obligations. Our fixed rate debt obligations are comprised of the 8.125% Senior Notes due June 2012, the 7.75% Senior Notes due April 2015 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. We have not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk.
Item 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the quarter ended December 30, 2007, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective, at the reasonable assurance level, in ensuring that the information needed to make timely decisions regarding the required disclosures contained in this Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner to insure that the information required to be disclosed by us in this Report on Form 10-Q was recorded, processed, summarized and reported within the time period specified for filing of this Report on Form 10-Q.
Changes in Internal control Over Financial Reporting
During the quarter ended December 30, 2007, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are necessarily required to apply our judgment in evaluating the costs and benefits of such controls and procedures.

STATER BROS. HOLDINGS INC.
DECEMBER 30, 2007
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Various legal actions and claims are pending against us in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on our consolidated financial position or our results of operations.
In April of 2006, the Landlord under a Ground Lease for a supermarket occupied by Markets in the city of Fountain Valley, California filed an Action against Markets and the Lessee under a Sub-Ground Lease alleging that Markets failed to timely exercise its option to extend the term of the Ground Lease. The litigation is now in the form of a Declaratory Relief Cause of Action seeking determination of the parties’ rights under the Ground Lease and Sub-Ground Lease including damages for additional rent of approximately $1.4 million. We intend to continue vigorously defending our rights under the Ground Lease. We do not believe that we have any liability for additional rent, or in the event of any such liability it will have a material adverse effect on our consolidated financial position or our results of operation.
For a description of legal proceedings, please refer to the footnote entitled “Litigation Matters” contained in the Notes to Consolidated Financial Statements section of our Form 10-K for the fiscal year ended September 30, 2007.
Item 1A. RISK FACTORS
Our performance is affected by inflation. In recent periods, we have experienced increases in transportation costs and the cost of products we sell in our stores. The increases in our costs are attributed to increases in fuel, plastic, grains and other commodity costs. As inflation has increased expenses, we have recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time. However, the economic and competitive environment in Southern California continues to challenge us to become more cost efficient as our ability to recover increases in expenses through price increases is diminished. Our future results of operations will depend upon our ability to adapt to the current economic environment as well as the current competitive conditions.
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

STATER BROS. HOLDINGS INC.
DECEMBER 30, 2007
Item 1A. RISK FACTORS (contd.)
Given the wide assortment of products we offer, we compete with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. Our primary competitors include Vons, Albertson’s, Ralphs, and a number of independent supermarket operators. We also face competitive pressures from existing and new “big box” format retailers. We expect Vons, Albertson’s and Ralphs to continue to apply pricing and other competitive pressures as they expand the number of their stores in our market area and as they continue to take steps to both maintain and grow their customer counts. In addition, we face additional competition with the entry into our marketing area of Tesco, a foreign competitor, in the first quarter of fiscal 2008. Tesco is opening smaller format grocery stores which provide fewer product selection and less customer service than a typical supermarket. We believe our everyday low prices, breadth of product offering, which includes approximately 40,000 items offered for sale in our stores, service departments and long-term customer relationships will assist and complement our ability to compete in this increased competitive environment. We monitor competitive activity and regularly review our marketing and business strategies and periodically adjust them to adapt to changes in our trading area.
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

Date: February 13, 2008	/s/	Jack H. Brown
Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2008	/s/	Phillip J. Smith
Phillip J. Smith
Executive Vice President and Chief Financial Officer (Principal Financial Officer)