Form 10-Q
period 2008-03-30
STATER BROS HOLDINGS INC
filed 2008-05-13
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
OR
     __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
     As of May 13, 2008, there were issued and outstanding
35,770 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
March 30, 2008

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 30,	Mar. 30,
	2007	2008
		(Unaudited)
Current assets
Cash and cash equivalents	$277,062	$208,356
Restricted cash	8,121	5,621
Receivables, net of allowance of $1,006 in 2007 and $1,830 in 2008	46,391	57,162
Inventories	202,073	209,558
Prepaid expenses	11,026	11,616
Deferred income taxes	23,939	25,842

Total current assets	568,612	518,155

Property and equipment
Land	112,029	111,539
Buildings and improvements	479,808	558,316
Store fixtures and equipment	403,052	421,155
Property subject to capital leases	24,747	10,061

	1,019,636	1,101,071

Less accumulated depreciation and amortization	389,992	399,972

	629,644	701,099

Deferred income taxes, long-term	22,889	27,040
Deferred debt issuance cost, net	17,671	16,066
Long-term receivable	22,228	22,228
Goodwill	2,894	2,894
Other assets	6,340	6,353

	72,022	74,581

Total assets	$1,270,278	$1,293,835

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 30,	Mar. 30,
	2007	2008
		(Unaudited)
Current liabilities
Accounts payable	$187,978	$186,788
Accrued payroll and related expenses	60,761	58,544
Other accrued liabilities	77,109	72,859
Accrued income taxes	4,727	2,169
Current portion of capital lease obligations	1,008	1,082

Total current liabilities	331,583	321,442

Long-term debt	810,000	810,000
Capital lease obligations, less current portion	6,285	5,726
Long-term portion of self-insurance and other reserves	36,307	38,894
Long-term deferred benefits	57,388	65,107
Other long-term liabilities	19,436	19,105

Total liabilities	1,260,999	1,260,274

Commitment and contingencies

Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 35,770	—	—
Additional paid-in capital	9,096	9,096
Accumulated other comprehensive loss	(9,037)	(9,037)
Retained earnings	9,220	33,502

Total stockholder’s equity	9,279	33,561

Total liabilities and stockholder’s equity	$1,270,278	$1,293,835

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Mar. 25,	Mar. 30,
	2007	2008
Sales	$866,062	$925,361
Cost of goods sold	616,618	669,083

Gross profit	249,444	256,278

Operating expenses
Selling, general and administrative expenses	203,685	208,532
Depreciation and amortization	12,085	13,165

Total operating expenses	215,770	221,697

Operating profit	33,674	34,581

Interest income	2,719	1,622
Interest expense	(13,749)	(14,422)
Other income, net	3	865

Income before income taxes	22,647	22,646

Income taxes	9,187	9,115

Net income	$13,460	$13,531

Earnings per average common share outstanding	$364.82	$378.28

Average common shares outstanding	36,895	35,770

Shares outstanding at end of period	36,895	35,770

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	26 Weeks Ended
	Mar. 25,	Mar. 30,
	2007	2008
Sales	$1,770,416	$1,868,391
Cost of goods sold	1,279,082	1,367,684

Gross profit	491,334	500,707

Operating expenses
Selling, general and administrative expenses	405,486	412,850
Depreciation and amortization	23,969	26,073

Total operating expenses	429,455	438,923

Operating profit	61,879	61,784

Interest income	5,545	4,013
Interest expense	(28,034)	(28,003)
Other income (expenses), net	(168)	2,740

Income before income taxes	39,222	40,534

Income taxes	15,860	16,252

Net income	$23,362	$24,282

Earnings per average common share outstanding	$633.20	$678.84

Average common shares outstanding	36,895	35,770

Shares outstanding at end of period	36,895	35,770

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	26 Weeks Ended
	Mar. 25,	Mar. 30,
	2007	2008
Operating activities:
Net income	$23,362	$24,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,866	32,662
Amortization of debt issuance costs	1,528	1,605
Increase in deferred income taxes	(1,605)	(6,054)
(Gain) loss on disposals of assets	258	(2,497)
Changes in operating assets and liabilities:
Decrease in restricted cash	16,000	2,500
Increase in receivables	(1,729)	(10,771)
Decrease in income tax receivables	3,863	—
(Increase) decrease in inventories	1,343	(7,485)
(Increase) decrease in prepaid expenses	(319)	4,136
Increase in other assets	(301)	(13)
Decrease in accounts payable	(2,396)	(1,190)
Increase (decrease) in accrued income taxes	5,752	(2,558)
Decrease in other accrued liabilities	(5,207)	(6,467)
Increase in long-term reserves	8,337	9,975

Net cash provided by operating activities	78,752	38,125

Financing activities:
Principal payments on capital lease obligations	(601)	(485)

Net cash used in financing activities	(601)	(485)

Investing activities:
Decrease in short-term investments	26,849	—
Increase in store construction reimbursements	(3,679)	(4,734)
Increase in long-term receivable	(9,611)	—
Purchase of property and equipment	(62,121)	(104,789)
Proceeds from sale of property and equipment	35	3,177

Net cash used in investing activities	(48,527)	(106,346)

Net increase (decrease) in cash and cash equivalents	29,624	(68,706)
Cash and cash equivalents at beginning of period	198,545	277,062

Cash and cash equivalents at end of period	$228,169	$208,356

Interest paid	$29,796	$32,782
Income taxes paid	$7,850	$24,950
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 30, 2008
Note 1 – Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of results for the full year ending September 28, 2008. The September 30, 2007 balances reported herein are derived from the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended September 30, 2007.
Note 2 – Recent Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 .” SFAS No. 159 permits a company to measure certain financial instruments and certain other items at fair value at specific election dates. The fair value option may be applied on an instrument by instrument basis, the election option is irrevocable once elected and the election must be applied to the entire instrument. Unrealized gains and losses on instruments for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date. SFAS No. 159 will become effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 is effective for the Company’s fiscal year beginning September 28, 2009, with early adoption permitted. The Company is currently evaluating the impact of the adoption of SFAS No. 161 on its consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 30, 2008
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
Note 5 – Income Taxes
     The Company does not have any tax positions that meet a less than a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the twenty-six weeks ended March 30, 2008, there have been no material changes to the amount of uncertain tax positions.
     The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as either interest expense or other operating expenses.
     During the first quarter of fiscal 2008, the Internal Revenue Service (“IRS”) concluded their review of the federal tax returns for the Company’s fiscal 2004 and fiscal 2005 tax returns and the IRS made no changes to the Company’s reported taxes. For federal tax purposes, the Company is subject to review on its fiscal 2006 and fiscal 2007 tax returns. The Company is currently under audit for its fiscal 2005 state tax return by the State of California’s Franchise Tax Board (“FTB”). To date, the FTB has only made information document requests related to net operating losses and MIC tax credits generated by Santee. For state tax purposes, the Company is subject to review on its fiscal 2004 through fiscal 2007 state tax returns.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 30, 2008
Note 6 – Retirement Plans
     The Company has a noncontributory defined benefit pension plan covering substantially all non-union employees. The plan provides for benefits based on an employee’s compensation during the eligibility period while employed with the Company. The Company’s funding policy for this plan is to contribute annually at a rate that is intended to provide sufficient assets to meet future benefit payment requirements. Market value of plan assets is calculated using fair market values as provided by a third-party trustee. The plan’s investments include cash, which earns interest, governmental securities, and corporate bonds and securities, all of which have quoted market values.
The following table provides the components of net periodic pension expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Mar. 25,	Mar. 30,	Mar. 25,	Mar. 30,
	2007	2008	2007	2008
	(in thousands)		(in thousands)
Expected return on assets	$(663)	$(785)	$(1,326)	$(1,569)
Service cost	665	657	1,330	1,315
Interest cost	812	900	1,625	1,800
Amortization of prior service cost	—	—	(1)	(1)
Amortization of recognized losses	223	151	446	302

Net pension expense	$1,037	$923	$2,074	$1,847

Actuarial assumptions used to determine net pension expense were:
Discount rate	5.80%	6.25%	5.80%	6.25%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%	6.50%
     The Company made approximately $2.7 million of contributions to its noncontributory defined pension plan during the twenty-six weeks ended March 30, 2008 and the Company expects to contribute an additional $2.2 million during the remainder of fiscal 2008.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 30, 2008
Note 7 – Segment Information
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
     Total assets as of March 25, 2007 amounted to $1.5 billion for the Retail segment and $(390.2) million for all other for a total of $1.1 billion in consolidated total assets.
     The following table illustrates financial measurements relating to the Company’s reportable segments for the thirteen and twenty-six week periods ended March 30, 2008:

	Thirteen Weeks			Twenty-Six Weeks
	Retail	All Other	Total	Retail	All Other	Total
	(in thousands)			(in thousands)
Sales to external customers	$898,686	$26,675	$925,361	$1,811,658	$56,733	$1,868,391
Intersegment sales	—	25,262	25,262	—	52,213	52,213
Operating profit	34,856	(275)	34,581	61,419	365	61,784
Net income (loss)	20,964	(7,433)	13,531	38,423	(14,141)	24,282
     Total assets as of March 30, 2008 amounted to $1.6 billion for the Retail segment and $(346.3) million for all other for a total of $1.3 billion in consolidated total assets.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 30, 2008
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
Note 9 – New Corporate Office and Distribution Center
     During the second quarter of fiscal 2008, the Company completed the construction of its new dry goods warehouse at the former Norton Air Force base (“Norton”). Construction continues on the refrigerated warehouse, the final component of the Norton distribution center. Completion of the refrigerated warehouse is anticipated in September 2008.
     In the second quarter of fiscal 2008, the Company vacated its old dry goods warehouses and moved all dry goods operations and product to the new dry goods warehouse at Norton. The Company recorded exit costs of $1.9 million for the estimated remaining lease payments and related ancillary costs on the old dry goods warehouses from the time of closures until the lease termination dates or estimated sub-lease dates. These exit costs have been included in “Selling, general and administrative expenses” in the Consolidated Statements of Income and in “Other accrued liabilities” on the Consolidated Balance Sheets as of March 30, 2008.
Note 10 – Credit Facilities
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 30, 2008
Note 10 – Credit Facilities (contd.)
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
     As of March 30, 2008, between Market’s and Santee’s credit agreements, the Company had $51.0 million of outstanding letters of credit and it had $54.0 million available under the revolving credit facilities.
     As of March 30, 2008, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 30, 2008
Note 11– Litigation Matters
     Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on the Company’s consolidated financial position or its results of operations.
     In April of 2006, the Landlord under a Ground Lease for a supermarket occupied by Markets in the city of Fountain Valley, California filed an Action against Markets and the Lessee under a Sub-Ground Lease alleging that Markets failed to timely exercise its option to extend the term of the Ground Lease. The original Complaint filed in the California Superior Court for the County of Orange was amended to a Reformation and Declaratory Relief Cause of Action seeking determination of the parties’ rights under the Ground Lease and Sub-Ground Lease including a damage claim for additional rent of approximately $1.4 million. Markets is, and intends to continue, vigorously defending its rights under the Ground Lease. The Company does not believe that it will have any liability for additional rent, or in the event of any such liability it will have a material adverse effect on the Company’s consolidated financial position or its results of operation.

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
Self-Insurance Reserves
We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates we use are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 6.25% and 5.80% for the twenty-six weeks ended March 30, 2008 and March 25, 2007, respectively. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. As of March 30, 2008, if the rate utilized to discount the reserves were increased or decreased by 1.0%, the reserves for self insurance would have been $1.3 million higher or $1.3 million lower.
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
For the twenty-six weeks ended March 30, 2008, the discount rate used to calculate the net periodic pension cost was 6.25%. If the rate used to discount the net periodic pension cost was 5.25%, net periodic pension cost would have been $392,000 higher than the cost calculated at a 6.25% discount rate. If the rate used to calculate the net periodic pension cost was 7.25%, net periodic pension cost would have been $331,000 lower than the cost calculated at the 6.25% discount rate.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES (contd.)
Employee Benefit Plans (contd.)
We also participate in various multi-employer defined contribution retirement plans for all of our employees represented by labor unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements, generally based on the number of hours worked. Pension expenses for these plans are recognized as contributions are funded. While we expect contributions to these plans to continue to increase, the amount of increase or decrease will depend upon the outcome of collective bargaining, actions taken by trustees and the actual return on assets held in these plans. For these reasons, it is not practicable for us to determine the amount by which multi-employer pension contributions will increase or decrease.
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
Income Taxes
We recognize deferred income tax assets and liabilities by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period that includes the enactment date. Significant accounting judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Judgment is needed to determine if the recognition threshold is met to recognize the tax position taken or if a liability is needed to record an unrecognized tax liability. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other state and local taxing authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.
Goodwill
We review goodwill for impairment annually on a reporting unit level or more frequently if impairment indicators arise. Our Retail reporting unit is the only reporting unit that has goodwill. We determine the fair value of the reporting unit by comparing discounted projected cash flows to the carrying value of the reporting unit for purposes of identifying impairment. Our evaluation of goodwill impairment requires extensive use of accounting judgment and financial estimates. Use of alternative assumptions such as projected sales and margins and anticipated future cash flows could provide significantly different results. The fair value of estimates could change in the future depending on internal and external factors including control of labor costs, actions of competitors and the effect of future collective bargaining agreements.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES (contd.)
Facility Closing Costs
We provide liabilities related to warehouse and store closures for the present value of the estimated remaining noncancellable lease payments and related ancillary costs after the closing date, net of estimated subtenant income. The lease liabilities for the closed facilities are usually paid over the lease terms.
Advertising Allowances
We receive co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. We perform an analysis of the amount of co-operative advertising allowances received from our vendors compared to the cost of running the corresponding advertisement. Any amount of co-operative funds received in excess of the cost of advertising is recorded as a reduction in cost of goods sold. Determining the amount of advertising costs that corresponds to the cooperative advertising allowances received requires judgment on the part of management.
A significant portion of our advertising expenditures is in the form of twice weekly print advertisements. We distribute our print ads through inserts in local newspapers, in direct mailers and as handouts distributed in our stores. On a monthly basis, we estimate the costs of advertisements related to cooperative advertising allowances by dividing the direct out-of-pocket costs for printing and distributing our print ads by the product of total number of print ad pages run during the month and the number of individual ads in a typical twice weekly advertisement. We deem the dollar amount determined to be the fair value of our advertising costs. We then compare the fair value of our advertising costs to the amount of co-operative advertising we received during the month and we reduce cost of goods sold by the amount of any allowance received in excess of the fair value of our advertising costs.
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
EXECUTIVE OVERVIEW
We are the largest privately owned supermarket chain in Southern California. Our revenues are generated primarily from retail sales through our supermarkets. Our success is a result of our market strategy of offering everyday low prices while providing our customers with friendly and outstanding service on each of their visits to our stores.
During the twenty-six weeks ended March 30, 2008, we completed major remodels on three stores. As of March 30, 2008, we had two new stores under construction and were engaged in major remodels on four stores. We continually evaluate our stores for profitability, strategic positioning, impact of competition and sales growth potential and make store opening, store remodel and store closure decisions based on such evaluations.
In the second quarter of fiscal 2008, our sales grew 6.9% over the prior year. Comparison of second quarter sales was affected by Christmas day, the only day that our stores are closed, and the timing of the Easter holiday. Christmas day fell in the first quarter of fiscal 2008 and in the second quarter of fiscal 2007 which provided one more sales day in the second quarter of fiscal 2008 versus the second quarter of 2007. Easter fell in the second quarter of fiscal 2008 and the third quarter of fiscal 2007. Taking into effect the timing of Christmas day and the Easter holiday, we estimated that sales grew by 5.3% in the second quarter of fiscal 2008. Our sales for the twenty-six weeks ended March 30, 2008, increased 5.5% over the same period in the prior year. After taking into consideration the effect of the Easter holiday, sales for the twenty-six week period grew 5.3%. For the remainder of fiscal 2008, we anticipate that our sales will continue to grow as we plan to open one additional supermarket by the end of our fiscal year. We continue to focus on expansion of sales in our existing supermarkets. Our future growth strategy is to continue to construct supermarkets in core market areas and expand or remodel existing supermarkets based upon our review of marketing trends.
Our consolidated gross profit margin, as a percentage of sales, decreased for both the thirteen and twenty-six week periods from the same periods in the prior year as a result of inflationary product cost increases that were not fully passed on to our customers and as a result of our investing in gross margin in order to increase sales. Our marketing area of Southern California continues to be highly competitive and in flux. We anticipate continued competitive pressures from both existing and new “big box” format competitors, from ethnic markets and from our three major competitors, Vons, Albertsons and Ralphs. In the first quarter of fiscal 2008, the competition in our marketing area increased with the entry of a new foreign competitor, Tesco. Tesco is opening smaller format grocery stores which provide fewer product selection and less customer service than a typical supermarket. To date, the new Tesco stores have had a minimal impact on our sales, however their impact may change as they open additional stores and as they take steps to increase their market share.
During the second quarter of fiscal 2008, we completed the construction of our dry grocery warehouse and are now receiving and shipping all non-direct store delivery dry goods from our new distribution center at the former Norton Air force Base (“Norton”). Construction continues on the refrigerated warehouse which is the last remaining component to be completed at the Norton facility with the completion anticipated in September 2008.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Change
	Mar. 25,	Mar. 30,	2008 to 2007
($ in thousands)	2007	2008	Dollar	%

Sales	$866,062	$925,361	$59,299	6.85%

Gross Profit	$249,444	$256,278	$6,834	2.74%
as a % of sales	28.80%	27.69%

	Twenty-Six Weeks Ended		Change
	Mar. 25,	Mar. 30,	2008 to 2007
($ in thousands)	2007	2008	Dollar	%

Sales	$1,770,416	$1,868,391	$97,975	5.53%

Gross Profit	$491,334	$500,707	$9,373	1.91%
as a % of sales	27.75%	26.80%
Sales
The sales increase in the thirteen and twenty-six weeks of fiscal 2008 over the same periods in fiscal 2007 is the result of the opening of new stores and an increase in like store sales. The comparison of second quarter sales is impacted by the timing of Christmas day, the only day that our stores are closed. Christmas day fell in the first quarter of fiscal 2008 and the second quarter of fiscal 2007 which provided one more sales day in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Quarterly and year-to-date sales are also affected by the Easter holiday which fell in the second quarter of fiscal 2008 and the third quarter of fiscal 2007.
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
Comparison between second quarter fiscal 2008 and second quarter fiscal 2007 is affected by the timing of Christmas day and the Easter holiday. We estimate that the timing of Christmas day decreased second quarter fiscal 2007 sales by $9.2 million and the Easter holiday increased second quarter fiscal 2008 sales by $4.0 million. After taking into consideration the effect of Christmas day and the Easter holiday, like store sales increased $31.5 million or 3.73% over second quarter of fiscal 2007. While like store sales were positive for the second quarter of fiscal 2008, like store sales were impacted by recent new store openings. We estimate that newly opened stores drew $2.4 million of their second quarter 2008 sales from existing stores. We have opened two new stores since March 25, 2007. In the second quarter of fiscal 2008, these newly opened stores generated $10.0 million in sales which are not included in like store sales.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Like Store Sales (contd.)
For the twenty-six week period of fiscal 2008, after taking into effect the timing of the Easter holiday, like store sales increased $60.3 million or 3.52% when compared to the same period in fiscal 2007. While like store sales were positive for the twenty-six weeks ended March 30, 2008, like store sales were impacted by recently opened stores. We estimate that newly opened stores drew $5.5 million of their twenty-six week fiscal sales from existing stores. We have opened three new stores since September 24, 2006, which generated $33.2 million of sales in the twenty-six weeks ended March 30, 2008 of which approximately $23.0 million is not included in like store sales. We have closed one store since September 24, 2006, which reduced fiscal 2008 sales by approximately $0.8 million when compared to fiscal 2007 sales.
Santee Sales
Santee sales increased $3.6 million and $9.6 million in the second quarter and twenty-six week periods of fiscal 2008, respectively, when compared to the same periods of fiscal 2007. The increase in sales is attributed to higher milk prices.
Gross Profit
The decrease in gross profit margin, as a percentage of sales, in both the thirteen weeks and twenty-six weeks ended March 30, 2008 when compared to the same periods of fiscal 2007 is due to product cost increases that were not fully passed on to our customers and to our investing in gross margin in order to increase sales. We have experienced increases in commodity prices such as fuel, plastics, grains and products associated with those commodities.
Operating Expenses and Income

	Thirteen Weeks Ended		Change
	Mar. 25,	Mar. 30,	2008 to 2007
($ in thousands)	2007	2008	Dollar	%

Operating Expenses:
Selling, general and administrative expenses	$203,685	$208,532	$4,847	2.38%
as a % of sales	23.51%	22.53%

Depreciation and amortization	$12,085	$13,165	$1,080	8.94%
as a % of sales	1.40%	1.42%

Operating profit	$33,674	$34,581	$907	2.69%
as a % of sales	3.89%	3.74%

	Twenty-Six Weeks Ended		Change
	Mar. 25,	Mar. 30,	2008 to 2007
($ in thousands)	2007	2008	Dollar	%

Operating Expenses:
Selling, general and administrative expenses	$405,486	$412,850	$7,364	1.82%
as a % of sales	22.90%	22.09%

Depreciation and amortization	$23,969	$26,073	$2,104	8.78%
as a % of sales	1.35%	1.40%

Operating profit	$61,879	$61,784	$(95)	(0.15)%
as a % of sales	3.50%	3.31%

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Selling, General and Administrative Expenses
The decrease, as a percentage of sales, in selling, general and administrative expenses in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 is primarily due to decreases, as a percentage of sales, in payroll related expenses and in advertising expenses. Payroll related expenses, as a percentage of sales, decreased 0.97% and was comprised primarily of a 0.60% decline, as a percentage of sales, in union insurance cost and a decline in manager incentive bonuses and pension costs of 0.37%, as a percentage of sales. While, as a percentage of sales, overall labor declined, we experienced a 0.21% and 0.16%, as a percentage of sales, increase in vacation expense and direct labor costs. Under the new UFCW contract, we continue to see reductions in union insurance. Direct labor increased in the current year, both as a result of higher labor rates under the new UFCW contract and as a result of additional warehouse and transportation costs incurred during the move and transition from our old dry goods warehouses to our new dry grocery warehouse at Norton. Advertising costs, as a percentage of sales, decreased 0.21% in the current second quarter versus the prior year second quarter. The decline in advertising cost is due primarily to our being able to negotiate better printing and distributor rates in our twice weekly print advertisements. During the second quarter of fiscal 2008, we recognized $1.9 million or 0.21%, as a percentage of sales, in exit costs for the estimated remaining lease payments and related ancillary costs on our old dry goods warehouses from the time of these warehouse closures until the lease termination dates or estimated sub-lease dates. These exit costs have been included in the “Selling, general and administrative expenses” in the Consolidated Statements of Income and in the “Other accrued liabilities” on the Consolidated Balance Sheets as of March 30, 2008.
The decline in selling, general and administrative expenses, as a percentage of sales, in the twenty-six weeks ended March 30, 2008 compared to the twenty-six weeks ended March 25, 2007 is due primarily to an overall reduction in payroll related costs and to a reduction in advertising expenses. Payroll related cost decreased 0.67% as a percentage of sales, and consisted primarily of a reduction in union insurance, as a percentage of sales, of 0.47% and a reduction of 0.24%, as a percentage of sales, in manager incentive bonuses and pension costs. Partially offsetting these labor reductions was an increase in direct labor cost of 0.19%, as a percentage of sales. The reduction in union insurance is due to lower union insurance rates under the new UFCW contract. Direct labor rates under the new UFCW contract are higher than the previous contract. In addition, during the second quarter of fiscal 2008, we had higher warehouse and transportation costs as we moved and transitioned from our old dry goods warehouses to our new dry goods warehouse at Norton. Advertising costs, as a percentage of sales, decreased 0.22% as a result of our negotiating lower printing and distribution rates on our twice weekly print advertisements.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the second quarters of fiscal 2008 and fiscal 2007 is $314,000 and $262,000, respectively and $569,000 and $526,000 for the twenty-six weeks ended March 30, 2008 and March 25, 2007, respectively.
Depreciation and Amortization
The increase in depreciation expense in the thirteen week and twenty-six week periods ended March 30, 2008 compared to the same periods of fiscal 2007 is due to the commencement of depreciation expense on our new corporate office building at Norton in October 2007 and to opening new stores, remodeling existing stores and other capital expenditures. Included in cost of goods sold is depreciation expense related to our dairy production and our warehousing and transportation activities of $3.4 million and $3.0 million in the second quarter of fiscal 2008 and fiscal 2007, respectively and $6.6 million and $5.9 million in the twenty-six week fiscal 2008 and 2007, respectively. Our depreciation expense in cost of goods sold has increased due to our occupying our new dry goods warehouse at Norton in February 2008.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Interest Income
Interest income was $1.6 million and $2.7 million for the second quarters of fiscal 2008 and 2007, respectively, and $4.0 million and $5.5 million for the twenty-six week periods of fiscal 2008 and 2007, respectively. Interest income has decreased as we have used cash on-hand to build our new office and distribution center at Norton and as we have experienced lower interest rate yields in the current fiscal year versus the prior fiscal year. We expect our interest income to continue to decline in the future as cash on-hand is used in the construction of our new corporate office and distribution center.
Interest Expense
Prior to the effect of the amortization of capitalized interest, interest expense was $17.3 million and $15.8 million for the second quarter of fiscal 2008 and 2007, respectively, and $34.6 million and $31.5 million for the twenty-six week periods for fiscal 2008 and 2007, respectively. The increase in interest expense is attributed to our $285.0 million 7.75% Senior fixed Rate Notes being outstanding in fiscal 2008 compared to the $175.0 million Senior Floating Rates Notes being outstanding in fiscal 2007. Capitalized interest was $2.9 million and $2.0 million for the second quarter of fiscal 2008 and 2007, respectively, and $6.6 million and $3.4 million for the twenty-six week periods of fiscal 2008 and 2007, respectively.
Other Income/Expenses, net
In the first quarter of fiscal 2008, we sold shop buildings and land that we owned at a previous store site in Pomona, California for $1.9 million and recognized a pre-tax gain of $1.7 million. In the second quarter of fiscal 2008, we sold a satellite dairy distribution center in San Bernardino, California for $1.0 million and recognized a pre-tax gain of $0.6 million. This property was acquired by the State of California to make way for a freeway expansion.
Income Before Income Taxes
Income before income taxes amounted to $22.6 million in the second quarters of both fiscal 2008 and fiscal 2007. Income before income taxes amounted to $40.5 million and $39.2 million in the twenty-six week periods of fiscal 2008 and fiscal 2007, respectively.
Income Taxes
Income taxes amounted to $9.1 million and $9.2 million in the second quarters of fiscal 2008 and fiscal 2007, respectively, and $16.3 million and $15.9 million in the twenty-six week periods of fiscal 2008 and 2007, respectively. Our effective tax rate was 40.3% and 40.6% for the second quarters of fiscal 2008 and 2007, respectively, and 40.1% and 40.4% for the twenty-six week periods of fiscal 2008 and 2007, respectively.
Net Income
Net income amounted to $13.5 million in the second quarters of both fiscal 2008 and fiscal 2007. Net income for the twenty-six weeks ended March 30, 2008 amounted to $24.3 million compared to $23.4 million for the twenty-six weeks ended March 25, 2007.
LIQUIDITY AND CAPITAL RESOURCES
We historically fund our daily cash flow requirements through funds provided by operations. We have the ability to borrow under our short-term revolving credit facilities. Markets’ credit agreement, as amended and restated on April 16, 2007 expires in May 2010 and consists of a revolving loan facility for working capital and letters of credit of $100.0 million. The letter of credit facility is maintained pursuant to our workers’ compensation and general liability self-insurance requirements. In addition, Santee’s revolving line of credit includes a credit line of $5.0 million all of which may be used to secure letters of credit. As of March 30, 2008, between Markets’ and Santee’s credit agreements, we had $51.0 million of outstanding letters of credit and we had $54.0 million available under the revolving loan facilities.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
We had no short-term borrowings outstanding as of March 30, 2008. During the first quarter of fiscal 2008, we incurred $0.8 million in short-term borrowings under Santee’s credit facility which was fully re-paid during the first quarter of fiscal 2008.
The following table sets forth our contractual cash obligations and commercial commitments as of March 30, 2008.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due June 2012
Principal	$525,000	$—	$—	$525,000	$—
Interest	191,953	42,656	85,313	63,984	—

	716,953	42,656	85,313	588,984	—

7.75 % Senior Note due April 2015
Principal	$285,000	$—	$—	$—	$285,000
Interest	165,657	22,088	44,175	44,175	55,219

	450,657	22,088	44,175	44,175	340,219

Capital lease obligations (1)
Principal	$6,808	$1,082	$2,708	$2,299	$719
Interest	3,231	1,030	1,509	623	69

	10,039	2,112	4,217	2,922	788

Operating leases (1)	337,602	38,543	63,180	50,256	185,623

Total contractual cash obligations	$1,515,251	$105,399	$196,885	$686,337	$526,630

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (2)	$51,024	$51,024	$—	$—	$—

Total other commercial commitments	$51,024	$51,024	$—	$—	$—

(1) We lease the majority of our retail stores, perishable goods warehouses and old dry goods warehouses. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.
(2) Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between October 2008 and February 2009.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $196.7 million at March 30, 2008 and $237.0 million at September 30, 2007, and our current ratios were 1.61:1 and 1.71:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for the twenty-six weeks ended March 30, 2008 was $38.1 million compared to $78.8 million for the twenty-six weeks ended March 25, 2007. Significant sources of cash from operating activities in the twenty-six weeks of fiscal 2008 included an increase in self-insurance reserves, a decrease in prepaid expenses and a reduction in restricted cash offset by increases in receivables and inventories and decreases in other accrued liabilities. Inventory levels have increased as we have transitioned into our new dry goods warehouse and as we have added two new stores. The new dry goods warehouse has significantly increased our storage capacity and we may increase inventory levels in the future as forward buy opportunities arise that would warrant advance purchase of product.
Other significant uses of cash in the twenty-six weeks ended March 30, 2008 included $30.4 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. We expended $74.4 million on the new corporate office and distribution center. We estimate that remaining fiscal 2008 expenditures for the distribution center will be $42.7 million. We are funding the new corporate office and distribution center from cash allocated from the proceeds from the issuance of the 8.125% Senior Notes and the 7.75% Senior Notes. At this time, we believe that available financing options will be sufficient to complete the project. However, there can be no assurances that such financing options will be available in the future.
As of March 30, 2008, based upon our consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ indenture and, after taking into consideration payments previously made, we had the ability and right to pay a restricted payment of up to $33.7 million.
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

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Labor Relations
Our collective bargaining agreements with the UFCW were renewed in March 2007 and extend through March 2011. Our collective bargaining agreement with the International Brotherhood of Teamsters was renewed in September 2005 and expires in September 2010. Santee’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in July 2007 and expires in February 2012. We believe we have good relations with our employees.

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
In March 2008, The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 is effective for our fiscal year beginning September 28, 2009. We are currently evaluating the impact of the adoption of SFAS No. 161 on our consolidated financial statements.
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
MARCH 30, 2008
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
Item 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of March 30, 2008, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective, at the reasonable assurance level, in ensuring that the information needed to make timely decisions regarding the required disclosures contained in this Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner to insure that the information required to be disclosed by us in this Report on Form 10-Q was recorded, processed, summarized and reported within the time period specified for filing of this Report on Form 10-Q.
Changes in Internal control Over Financial Reporting
During the twenty-six weeks ended March 30, 2008, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
MARCH 30, 2008
PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Various legal actions and claims are pending against us in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on our consolidated financial position or our results of operations.
In April of 2006, the Landlord under a Ground Lease for a supermarket occupied by Markets in the city of Fountain Valley, California filed an Action against Markets and the Lessee under a Sub-Ground Lease alleging that Markets failed to timely exercise its option to extend the term of the Ground Lease. The original Complaint filed in the California Superior Court for the County of Orange was amended to a Reformation and Declaratory Relief Cause of Action seeking determination of the parties’ rights under the Ground Lease and Sub-Ground Lease including a damage claim for additional rent of approximately $1.4 million. We are, and intend to continue, vigorously defending our rights under the Ground Lease. We do not believe that we have any liability for additional rent, or in the event of any such liability it will have a material adverse effect on our consolidated financial position or our results of operation.
For a description of legal proceedings, please refer to the footnote entitled “Litigation Matters” contained in the Notes to Consolidated Financial Statements section of our Form 10-K for the fiscal year ended September 30, 2007.
Item 1A. RISK FACTORS
Our performance is affected by inflation. In recent periods, we have experienced increases in transportation costs and the cost of products we sell in our stores. The increases in our costs are attributed to increases in fuel, plastic, grains and other commodity costs. As inflation has increased expenses, we have recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time. Our ability to recover the effect of inflation in the future may be effected by steps taken by our competitors and by the sensitivity of our customers to price increases. The economic and competitive environment in Southern California continues to challenge us to become more cost efficient as our ability to recover increases in expenses through price increases is diminished. Our future results of operations will depend upon our ability to adapt to the current economic environment as well as the current competitive conditions.
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

STATER BROS. HOLDINGS INC.
MARCH 30, 2008
PART II - OTHER INFORMATION (contd.)
Item 1A. RISK FACTORS (contd.)
Given the wide assortment of products we offer, we compete with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. Our primary competitors include Vons, Albertsons, Ralphs, and a number of independent supermarket operators. We also face competitive pressures from existing and new “big box” format retailers. We expect Vons, Albertsons and Ralphs to continue to apply pricing and other competitive pressures as they expand the number of their stores in our market area and as they continue to take steps to both maintain and grow their customer counts. In addition, we face additional competition with the entry into our marketing area of Tesco, a foreign competitor, in the first quarter of fiscal 2008. Tesco is opening smaller format grocery stores which provide fewer product selection and less customer service than a typical supermarket. Tesco’s current impact on our operations is minimal, however, their impact may be more significant in the future as they take steps to grow sales and increase their market share. We believe our everyday low prices, breadth of product offering, which includes approximately 40,000 items offered for sale in our stores, service departments and long-term customer relationships will assist and complement our ability to compete in this increased competitive environment. We monitor competitive activity and regularly review our marketing and business strategies and periodically adjust them to adapt to changes in our trading area.
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

Date: May 13, 2008	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2008	/s/Phillip J. Smith
Phillip J. Smith
Executive Vice President and Chief Financial Officer (Principal Financial Officer)