Form 10-Q
period 2008-06-29
STATER BROS HOLDINGS INC
filed 2008-08-13
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
 X  quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended June 29, 2008
or
    transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the transition from ____ to ____
Commission file number 001-13222
STATER BROS. HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0350671 (I.R.S. Employer Identification No.)

301 S. Tippecanoe Avenue San Bernardino, California (Address of principal executive offices)	92408 (Zip Code)

Registrant’s telephone number, including area code	(909) 733-5000
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
As of August 13, 2008, there were issued and outstanding
35,770 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
June 29, 2008

PART I - FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 30,	June 29,
	2007	2008
		(Unaudited)
Current assets
Cash and cash equivalents	$277,062	$164,070
Restricted cash	8,121	5,621
Receivables, net of allowance of $1,006 in 2007 and $2,060 in 2008	46,391	53,155
Inventories	202,073	221,290
Prepaid expenses	11,026	10,432
Deferred income taxes	23,939	25,484

Total current assets	568,612	480,052

Property and equipment
Land	112,029	111,492
Buildings and improvements	479,808	587,170
Store fixtures and equipment	403,052	424,595
Property subject to capital leases	24,747	10,061

	1,019,636	1,133,318

Less accumulated depreciation and amortization	389,992	413,221

	629,644	720,097

Deferred income taxes, long-term	22,889	29,510
Deferred debt issuance cost, net	17,671	15,272
Long-term receivable	22,228	22,228
Goodwill	2,894	2,894
Other assets	6,340	6,337

	72,022	76,241

Total assets	$1,270,278	$1,276,390

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 30,	June 29,
	2007	2008
		(Unaudited)
Current liabilities
Accounts payable	$187,978	$184,139
Accrued payroll and related expenses	60,761	55,306
Other accrued liabilities	77,109	50,213
Accrued income taxes	4,727	31
Current portion of capital lease obligations	1,008	1,121

Total current liabilities	331,583	290,810

Long-term debt	810,000	810,000
Capital lease obligations, less current portion	6,285	5,430
Long-term portion of self-insurance and other reserves	36,307	40,497
Long-term deferred benefits	57,388	67,923
Other long-term liabilities	19,436	18,990

Total liabilities	1,260,999	1,233,650

Commitment and contingencies

Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	-	-
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 35,770	-	-
Additional paid-in capital	9,096	9,096
Accumulated other comprehensive loss	(9,037)	(9,037)
Retained earnings	9,220	42,681

Total stockholder’s equity	9,279	42,740

Total liabilities and stockholder’s equity	$1,270,278	$1,276,390

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	June 24,	June 29,
	2007	2008
Sales	$910,229	$932,668
Cost of goods sold	656,442	683,447

Gross profit	253,787	249,221

Operating expenses
Selling, general and administrative expenses	199,849	207,853
Depreciation and amortization	12,313	12,996

Total operating expenses	212,162	220,849

Operating profit	41,625	28,372

Interest income	4,930	962
Interest expense	(16,829)	(14,904)
Interest related to debt purchase	(3,953)	-
Other income, net	159	99

Income before income taxes	25,932	14,529

Income taxes	10,330	5,350

Net income	$15,602	$9,179

Earnings per average common share outstanding	$431.26	$256.61

Average common shares outstanding	36,178	35,770

Shares outstanding at end of period	35,770	35,770

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	39 Weeks Ended
	June 24,	June 29,
	2007	2008
Sales	$2,680,645	$2,801,059
Cost of goods sold	1,935,524	2,051,131

Gross profit	745,121	749,928

Operating expenses
Selling, general and administrative expenses	605,335	620,703
Depreciation and amortization	36,282	39,069

Total operating expenses	641,617	659,772

Operating profit	103,504	90,156

Interest income	10,475	4,975
Interest expense	(44,863)	(42,907)
Interest related to debt purchase	(3,953)	-
Other income (expenses), net	(9)	2,839

Income before income taxes	65,154	55,063

Income taxes	26,190	21,602

Net income	$38,964	$33,461

Earnings per average common share outstanding	$1,062.96	$935.45

Average common shares outstanding	36,656	35,770

Shares outstanding at end of period	35,770	35,770

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	39 Weeks Ended
	June 24,	June 29,
	2007	2008
Operating activities:
Net income	$38,964	$33,461
Adjustments to reconcile net income to net cash provided by operating activities:
Premium paid on purchase of debt	(1,750)	-
Depreciation and amortization	45,060	49,894
Amortization of debt issuance costs	4,623	2,399
Increase in deferred income taxes	(6,115)	(8,166)
(Gain) Loss on disposals of assets	143	(2,544)
Changes in operating assets and liabilities:
Decrease in restricted cash	16,000	2,500
Increase in receivables	(9,363)	(541)
Decrease in income tax receivables	3,863	-
Increase in inventories	(3,297)	(19,217)
Decrease in prepaid expenses	1,411	582
(Increase) decrease in other assets	(287)	3
Decrease in accounts payable	(2,192)	(3,839)
Increase (decrease) in accrued income taxes	7,093	(4,696)
Decrease in other accrued liabilities	(14,429)	(32,351)
Increase in long-term reserves	12,413	14,279

Net cash provided by operating activities	92,137	31,764

Financing activities:
Stock redemption	(15,000)	-
Debt issuance costs	(6,479)	-
Proceeds from issuance of long-term debt	285,000	-
Principal payment on long-term debt	(175,000)	-
Dividends paid	(5,000)	-
Principal payments on capital lease obligation	(823)	(742)

Net cash provided by (used in) financing activities	82,698	(742)

Investing activities:
Decrease in short-term investments	26,849	-
Increase in store construction reimbursements	(3,679)	(6,223)
Increase in long-term receivable	(10,068)	-
Purchase of property and equipment	(112,590)	(141,060)
Proceeds from sale of property and equipment	204	3,269

Net cash used in investing activities	(99,284)	(144,014)

Net increase (decrease) in cash and cash equivalents	75,551	(112,992)
Cash and cash equivalents at beginning of period	198,545	277,062

Cash and cash equivalents at end of period	$274,096	$164,070

Interest paid	$57,278	$65,437
Income taxes paid	$21,350	$34,550
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 29, 2008
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
Note 2 – Principles of Consolidation
     The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stater Bros. Markets (“Markets”) and Stater Bros. Development, Inc. (“Development”) and Markets’ wholly-owned subsidiaries, Super Rx, Inc. (“Super Rx”) and Santee Dairies, Inc. (“Santee”). Santee does business under the name Heartland Farms. All significant inter-company transactions have been eliminated in consolidation.
Note 3 – Recent Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits a company to measure certain financial instruments and certain other items at fair value at specific election dates. The fair value option may be applied on an instrument by instrument basis, the election option is irrevocable once elected and the election must be applied to the entire instrument. Unrealized gains and losses on instruments for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date. SFAS No. 159 will become effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 29, 2008
Note 3 – Recent Accounting Pronouncements (contd.)
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position or results of operations.
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
Note 6 – Income Taxes
     The Company does not have any tax positions that meet a less than a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the thirty-nine weeks ended June 29, 2008, there have been no material changes to the amount of uncertain tax positions.
     The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as either interest expense or other operating expenses.
     During the first quarter of fiscal 2008, the Internal Revenue Service (“IRS”) concluded their review of the federal tax returns for the Company’s fiscal 2004 and fiscal 2005 tax returns and the IRS made no changes to the Company’s reported taxes. For federal tax purposes, the Company is subject to review on its fiscal 2006 and fiscal 2007 tax returns. The Company is currently under audit for its fiscal 2005 state tax return by the State of California’s Franchise Tax Board (“FTB”). To date, the FTB has only made information document requests related to net operating losses and MIC tax credits generated by Santee. For state tax purposes, the Company is subject to review on its fiscal 2005 through fiscal 2007 state tax returns.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 29, 2008
Note 7 – Retirement Plans
     The Company has a noncontributory defined benefit pension plan covering substantially all non-union employees. The plan provides for benefits based on an employee’s compensation during the eligibility period while employed with the Company. The Company’s funding policy for this plan is to contribute annually at a rate that is intended to provide sufficient assets to meet future benefit payment requirements. The market value of plan assets is calculated using fair market values as provided by a third-party trustee. The plan’s investments include cash, which earns interest, governmental securities, and corporate bonds and securities, all of which have quoted market values.
     The following table provides the components of net periodic pension expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 24,	June 29,	June 24,	June 29,
	2007	2008	2007	2008
	(in thousands)		(in thousands)
Expected return on assets	$(663)	$(784)	$(1,989)	$(2,353)
Service cost	664	658	1,994	1,973
Interest cost	813	899	2,438	2,699
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of recognized losses	223	150	669	452
Net pension expense	$1,036	$922	$3,110	$2,769

Actuarial assumptions used to determine net pension expense were:

Discount rate	5.80%	6.25%	5.80%	6.25%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	5.00%	6.50%	5.00%	6.50%
     The Company made approximately $4.9 million of contributions to its noncontributory defined pension plan during the thirty-nine weeks ended June 29, 2008 and the Company does not expect to make any additional contributions during the remainder of fiscal 2008.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 29, 2008
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
     The following table illustrates financial measurements relating to the Company’s reportable segments for the thirteen and thirty-nine week periods ended June 24, 2007:

	Thirteen Weeks			Thirty-Nine Weeks
	Retail	All Other	Total	Retail	All Other	Total
	(in thousands)			(in thousands)
Sales to external customers	$885,478	$24,751	$910,229	$2,608,793	$71,852	$2,680,645
Intersegment sales	$-	$21,775	$21,775	$-	$59,841	$59,841
Operating profit (loss)	$41,694	$(69)	$41,625	$104,631	$(1,127)	$103,504
Net income (loss)	$26,756	$(11,154)	$15,602	$67,539	$(28,575)	$38,964
     Total assets as of June 24, 2007 amounted to $1.5 billion for the Retail segment and $(324.2) million for all other for a total of $1.2 billion in consolidated total assets.
     The following table illustrates financial measurements relating to the Company’s reportable segments for the thirteen and thirty-nine week periods ended June 29, 2008:

	Thirteen Weeks			Thirty-Nine Weeks
	Retail	All Other	Total	Retail	All Other	Total
	(in thousands)			(in thousands)
Sales to external customers	$908,169	$24,499	$932,668	$2,719,826	$81,233	$2,801,059
Intersegment sales	$-	$23,786	$23,786	$-	$(76,000)	$(76,000)
Operating profit (loss)	$28,889	$(517)	$28,372	$90,306	$(150)	$90,156
Net income (loss)	$17,636	$(8,457)	$9,179	$56,056	$(22,595)	$33,461
     Total assets as of June 29, 2008 amounted to $1.7 billion for the Retail segment and $(377.4) million for all other for a total of $1.3 billion in consolidated total assets.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 29, 2008
Note 9 – Subsidiary Guarantee
     The Company has $525.0 million of 8.125% Senior Notes due June 15, 2012 and $285.0 million of 7.75% Senior Notes due April 15, 2015 collectively (“the Notes”).
     The Notes are guaranteed by the Company’s subsidiaries Markets and Development, and the Company’s indirect subsidiaries Super Rx and Santee (each a “subsidiary guarantor”, and collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and there are no subsidiaries of the Company other than the subsidiary guarantors.
Note 10 – Issuance of New Debt and Early Extinguishment of Debt
     On April 18, 2007, the Company issued $285.0 million in aggregate principal amount of 7.75% Senior Notes due April 15, 2015 in a private offering. The 7.75% Senior Notes were unregistered and are unsecured obligations of the Company. On September 7, 2007, the Company completed the exchange of the unregistered 7.75% Senior Notes due April 15, 2015 for virtually identical registered $285.0 million 7.75% Senior Notes due April 15, 2015 collectively (the “7.75% Senior Notes”). The Company incurred $7.2 million of debt issuance costs related to the issuance of the 7.75% Senior Notes, which will be amortized over the term to interest expense.
     On June 18, 2007, the Company used part of the proceeds from the issuance of the 7.75% Senior Notes to redeemed all of its $175.0 million Floating Rate Senior Notes due 2010 (the “Floating Rate Senior Notes”) for $176.8 million which included a redemption premium of $1.8 million, plus accrued interest. In connection with the redemption of the Floating Rate Senior Notes, the Company expensed approximately $2.2 million of unamortized deferred offering costs related to the Floating Rate Senior Notes, in the third quarter of fiscal 2007. The $1.8 redemption premium and the $2.2 million of unamortized deferred offering costs were expensed to “Interest related to debt purchase” in the unaudited consolidated statements of income.
Note 11 – Stock Redemption and Dividend
Stock Redemption
     On April 27, 2007, the Company redeemed 1,125 shares of its Class A Common Stock for $15.0 million.
Dividend
     On April 27, 2007, the Company paid a $5.0 million dividend to La Cadena Investments, the sole shareholder of the Company.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 29, 2008
Note 12 – New Corporate Office and Distribution Center
     During the second quarter of fiscal 2008, the Company completed the construction of its new grocery distribution facility at the former Norton Air Force base (“Norton”). Construction continues on the refrigerated distribution facility, the final component of the Norton distribution center. Completion of the refrigerated distribution facility is anticipated in September 2008.
     In the second quarter of fiscal 2008, the Company vacated its old grocery warehouses and moved all grocery product and operations to the new grocery distribution facility at Norton. The Company has recorded exit costs of $0.8 million in the third quarter of fiscal 2008 and $2.8 million for the thirty-nine weeks ended June 29, 2008, for the estimated remaining lease payments and related ancillary costs on the old grocery warehouses from the time of closures until the lease termination dates or estimated sub-lease dates. These exit costs have been included in “Selling, general and administrative expenses” in the unaudited consolidated statements of income and in “Other accrued liabilities” on the unaudited consolidated balance sheets as of June 29, 2008.
     The following table reconciles the Company’s reserve for closures for the thirteen week and thirty-nine week periods ended June 29, 2008.

	Thirteen	Thirty-nine
	weeks ended	weeks ended
	June 29, 2008	June 29, 2008
	(in thousands)	(in thousands)
Reserve for closures at beginning of period	$2,588	$731
Additional amounts reserved during period	834	2,800
Amounts paid or otherwise settled during period	(1,299)	(1,408)

Reserve for closures at end of period	$2,123	$2,123

Note 13 – Credit Facilities
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
June 29, 2008
Note 13 – Credit Facilities (contd.)
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
     As of June 29, 2008, between Market’s and Santee’s credit agreements, the Company had $49.8 million of outstanding letters of credit and it had $55.2 million available under the revolving credit facilities.
     As of June 29, 2008, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 29, 2008
Note 14– Litigation Matters
     Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on the Company’s consolidated financial position or its results of operations.
     In April of 2006, the Landlord under a Ground Lease for a supermarket occupied by Markets in the city of Fountain Valley, California filed an Action against Markets and the Lessee under a Sub-Ground Lease alleging that Markets failed to timely exercise its option to extend the term of the Ground Lease. The original Complaint filed in the California Superior Court for the County of Orange was amended to a Reformation and Declaratory Relief Cause of Action seeking determination of the parties’ rights under the Ground Lease and Sub-Ground Lease including a damage claim for additional rent of approximately $1.4 million. This case was settled in May of 2008 pursuant to a settlement agreement whereby Markets agreed to pay fair market value rent under the Ground Lease commencing June 1, 2008 and continuing through the end of the Lease term in August of 2014, which obligation has been appropriately reflected in the accompanying unaudited consolidated financial statements. Markets was not required to pay any additional rent for prior periods under the settlement agreement.

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
Self-Insurance Reserves
We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates we use are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 6.25% and 5.80% for the thirty-nine weeks ended June 29, 2008 and June 24, 2007, respectively. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. As of June 29, 2008, if the rate utilized to discount the reserves were increased or decreased by 1.0%, the reserves for self insurance would have been $1.3 million higher or $1.3 million lower.
Employee Benefit Plans
The determination of our obligation and expense for pension benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions are disclosed in Note 7 – Retirement Plans in the accompanying notes to the unaudited consolidated financial statements contained herein and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in the assumptions may materially affect our pension obligations and expense for pension benefits.
For the thirty-nine weeks ended June 29, 2008, the discount rate used to calculate the net periodic pension cost was 6.25%. If the rate used to discount the net periodic pension cost was 5.25%, net periodic pension cost would have been $589,000 higher than the cost calculated at a 6.25% discount rate. If the rate used to calculate the net periodic pension cost was 7.25%, net periodic pension cost would have been $497,000 lower than the cost calculated at the 6.25% discount rate.

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

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES (contd.)
Facility Closing Costs
We provide liabilities related to warehouse and store closures for the present value of the estimated remaining noncancellable lease payments and related ancillary costs after the closing date, net of estimated sub-leaset income. The lease liabilities for the closed facilities are usually paid over the lease terms.
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
During the thirty-nine weeks ended June 29, 2008, we completed major remodels on seven stores. As of June 29, 2008, we had three new stores under construction and were engaged in major remodels on nine stores. We continually evaluate our stores for profitability, strategic positioning, impact of competition and sales growth potential and make store opening, store remodel and store closure decisions based on such evaluations.
In the third quarter of fiscal 2008, our sales grew 2.47% over the prior year. Comparison of third quarter sales was affected by the timing of the Easter holiday. Easter fell in the second quarter of fiscal 2008 and the third quarter of fiscal 2007. Taking into effect the timing of the Easter holiday, we estimated that sales grew by 2.92% in the third quarter of fiscal 2008 over the same period in the prior year. Our sales for the thirty-nine weeks ended June 29, 2008, increased 4.49% over the same period in the prior year. We continue to focus on expansion of sales in our existing supermarkets. Our future growth strategy is to continue to construct supermarkets in core market areas and expand or remodel existing supermarkets based upon our review of marketing trends.
Our consolidated gross profit margin, as a percentage of sales, decreased for both the thirteen and thirty-nine week periods from the same periods in the prior year as a result of inflationary product cost increases that were not fully passed on to our customers and as we reduced pricing on selected items to maintain our customer base and to increase sales. Our marketing area of Southern California continues to be highly competitive and in flux. We anticipate continued competitive pressures from both existing and new “big box” format competitors, from ethnic markets and from our three major competitors, Vons, Albertsons and Ralphs. In the first quarter of fiscal 2008, the competition in our marketing area increased with the entry of a new foreign competitor, Tesco. Tesco is opening smaller format grocery stores which provide fewer product selection and less customer service than a typical supermarket. To date, the new Tesco stores have had a minimal impact on our sales, however their impact may change as they open additional stores and as they take steps to increase their market share.
During the second quarter of fiscal 2008, we completed the construction of our grocery distribution facility and are now receiving and shipping all warehoused grocery items from our new distribution center at the former Norton Air force Base (“Norton”). Construction continues on the refrigerated distribution facility which is the last remaining component to be completed at the Norton distribution center with its completion anticipated in September 2008.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Change
	June 24,	June 29,	2008 to 2007
($ in thousands)	2007	2008	Dollar	%

Sales	$910,229	$932,668	$22,439	2.47%

Gross Profit	$253,787	$249,221	$(4,566)	(1.80)%
as a % of sales	27.88%	26.72%

	Thirteen Weeks Ended		Change
	June 24,	June 29,	2008 to 2007
($ in thousands)	2007	2008	Dollar	%

Sales	$2,680,645	$2,801,059	$120,414	4.49%

Gross Profit	$745,121	$749,928	$4,807	0.65%
as a % of sales	27.80%	26.77%
Sales
The sales increase in the thirteen and thirty-nine weeks of fiscal 2008 over the same periods in fiscal 2007 is the result of the opening of new stores and an increase in like store sales. Quarterly sales are affected by the Easter holiday which fell in the second quarter of fiscal 2008 and the third quarter of fiscal 2007.
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
Comparison between third quarter fiscal 2008 and third quarter fiscal 2007 is affected by the timing of the Easter holiday. We estimate that the timing of the Easter holiday increased second quarter fiscal 2007 sales by $4.0 million. After taking into consideration the effect of the Easter holiday, like store sales increased $15.4 million or 1.76% over third quarter of fiscal 2007. While like store sales were positive for the third quarter of fiscal 2008, like store sales were impacted by recent new store openings. We estimate that newly opened stores drew $3.8 million of their third quarter 2008 sales from existing stores. We have opened three new stores since March 26, 2007 which generated approximately $12.2 million in sales in the third quarter of fiscal 2008 of which approximately $10.5 million are not included in like store sales.
For the thirty-nine week period of fiscal 2008 like store sales increased $75.7 million or 2.92% when compared to the same period in fiscal 2007. While like store sales were positive for the thirty-nine weeks ended June 29, 2008, like store sales were impacted by recently opened stores. We estimate that newly opened stores drew $9.3 million of their thirty-nine week fiscal sales from existing stores. We have opened four new stores since September 24, 2006, which generated $52.1 million in sales for the thirty-nine weeks ended June 29, 2008 of which approximately $33.5 million is not included in like store sales. We have closed one store since September 24, 2006, which reduced fiscal 2008 sales by approximately $0.8 million when compared to fiscal 2007 sales.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Santee Sales
Santee sales decreased by $0.3 million in the third quarter of fiscal 2008 compared to the third quarter of 2007. Santee sales increased by $9.4 million in the thirty-nine week period of fiscal 2008 when compared to the same period of fiscal 2007. The year-to-date increase in sales is attributed to higher milk prices.
Gross Profit
The decrease in gross profit margin, as a percentage of sales, in both the thirteen weeks and thirty-nine weeks ended June 29, 2008, when compared to the same periods of fiscal 2007, is due to product cost increases that were not fully passed on to our customers and as we reduced pricing on selected items to maintain our customer base and to increase sales. We have experienced and continue to experience increases in commodity prices such as fuel, plastics, grains and products associated with these commodities. We have experienced higher transportation cost due to rising fuel prices. In addition, we have had higher warehouse and transportation costs as we have moved from our old grocery warehouses and are transitioning into our new grocery distribution facility at Norton.
Operating Expenses and Income

	Thirteen Weeks Ended		Change
	June 24,	June 29,	2008 to 2007
($ in thousands)	2007	2008	Dollar	%
Operating Expenses:
Selling, general and
administrative expenses	$199,849	$207,853	$8,004	4.01%
as a % of sales	21.96%	22.29%

Depreciation and amortization	$12,313	$12,996	$683	5.55%
as a % of sales	1.35%	1.39%

Operating profit	$41,625	$28,372	$(13,253)	(31.84)%
as a % of sales	4.57%	3.04%

	Thirty-Nine Weeks Ended		Change
	June 24,	June 29,	2008 to 2007
($ in thousands)	2007	2008	Dollar	%
Operating Expenses:
Selling, general and
administrative expenses	$605,335	$620,703	$15,368	2.54%
as a % of sales	22.59%	22.16%

Depreciation and amortization	$36,282	$39,069	$2,787	7.68%
as a % of sales	1.35%	1.39%

Operating profit	$103,504	$90,156	$(13,348)	(12.90)%
as a % of sales	3.86%	3.22%

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses, as a percentage of sales, in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 is attributed primarily to the recognition of additional exit costs related to the closure of our old grocery warehouses and corporate offices of 0.09%, as a percentage of sales, and to increases in property taxes of 0.19%, as a percentage of sales, due to increased property values at Norton. Direct labor increased, as a percentage of sales, in the current year by 0.35%, caused by higher labor rates under the UFCW contract. Manager incentive bonuses and deferred benefit costs decreased, as a percentage of sales, by 0.31% and 0.15%, respectively, due to the reduction in operating profit.
The decline in selling, general and administrative expenses, as a percentage of sales, in the thirty-nine weeks ended June 29, 2008 compared to the thirty-nine weeks ended June 24, 2007 is due primarily to an overall reduction in payroll related costs and to a reduction in advertising expenses. Payroll related cost decreased 0.52%, as a percentage of sales, and consisted primarily of a reduction in union insurance, as a percentage of sales, of 0.31% and a reduction of 0.26%, as a percentage of sales, in manager incentive bonuses and deferred benefits costs. Partially offsetting these labor reductions was an increase in direct labor cost of 0.24%, as a percentage of sales. The reduction in union insurance is due to lower union insurance costs recognized under the current UFCW contract. Direct labor has increased due to higher labor rates under the UFCW contract. Advertising costs, as a percentage of sales, decreased 0.19% as a result of our negotiating lower printing and distribution rates on our twice weekly print advertisements. For the thirty-nine weeks ended June 29, 2008, we recognized $2.8 million or 0.10%, as a percentage of sales, in exit costs related to the closure of our old grocery warehouses and corporate offices. We have calculated our exit costs based on the remaining lease payments and related ancillary costs on our old grocery warehouses from the time of these warehouse closures until the lease termination dates or estimated sub-lease dates. These exit costs have been included in the “Selling, general and administrative expenses” in the unaudited consolidated statements of income and in the “Other accrued liabilities” on the unaudited consolidated balance sheets as of June 29, 2008.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the third quarters of fiscal 2008 and fiscal 2007 is $301,000 and $248,000, respectively, and $871,000 and $774,000 for the thirty-nine weeks ended June 29, 2008 and June 24, 2007, respectively.
Depreciation and Amortization
The increase in depreciation expense in the thirteen week and thirty-nine week periods ended June 29, 2008 compared to the same periods of fiscal 2007 is due to the commencement of depreciation expense on our new corporate office building in October 2007 and to opening new stores, remodeling existing stores and other capital expenditures. Included in cost of goods sold is depreciation expense related to our dairy production and our warehousing and transportation activities of $4.2 million and $2.9 million in the third quarter of fiscal 2008 and fiscal 2007, respectively, and $10.8 million and $8.8 million in the thirty-nine week fiscal 2008 and 2007, respectively. Our depreciation expense in cost of goods sold has increased due to our occupying our new grocery distribution facility at Norton in February 2008.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Interest Income
Interest income was $1.0 million and $4.9 million for the third quarters of fiscal 2008 and 2007, respectively, and $5.0 million and $10.5 million for the thirty-nine week periods of fiscal 2008 and 2007, respectively. Interest income has decreased due to lower interest rate yields in the current year compared to the prior year and to lower cash reserves as we have used cash on-hand to build our new office and distribution center at Norton. We anticipate that our interest income will continue to decline in the future as we use cash on-hand to complete the new refrigerated distribution facility, the final phase of our new office and distribution center.
Interest Expense
Interest expense was $14.9 million and $16.8 million for the third quarters of fiscal 2008 and fiscal 2007, respectively. Interest expense was higher in the third quarter of fiscal 2007 primarily because we had both our $175.0 million Floating Rate Senior Notes due 2010 (“Floating Rate Senior Notes”) and our $285.0 million 7.75% Senior Notes due 2015 (“7.75% Senior Notes”) outstanding during the third quarter of fiscal 2007. The 7.75% Senior Notes were issued on April 18, 2007 and the Floating Rate Senior Notes were redeemed on June 18, 2007.
Interest expense was $42.9 million and $44.9 for the thirty-nine weeks of fiscal 2008 and fiscal 2007 respectively. The reduction in interest expense in the current year is due primarily to $2.7 million more of interest being capitalized in the current year due to our construction of the Norton distribution center and to both the 7.75% Senior Notes and the Floating Rate Senior Notes being outstanding in the third quarter of fiscal 2007. Offsetting these savings in interest expense was higher incurred interest cost due to the $285.0 million 7.75% Senior Notes being outstanding in the current fiscal year versus the $175.0 million Floating Rate Senior Notes being outstanding in the prior year.
Interest Related to Debt Purchase
In the third quarter of fiscal 2007, we incurred $4.0 million of interest expense related to the redemption of the Floating Rate Senior Notes. We paid a premium of $1.8 million to redeem the Floating Rate Senior Notes and we expensed $2.2 million of unamortized debt offering costs related to the Floating Rate Senior Notes.
Other Income/Expenses, net
In the first quarter of fiscal 2008, we sold shop buildings and land that we owned at a previous store site in Pomona, California for $1.9 million and recognized a pre-tax gain of $1.7 million. In the second quarter of fiscal 2008, we sold a satellite dairy distribution facility in San Bernardino, California for $1.0 million and recognized a pre-tax gain of $0.6 million. This property was acquired by the State of California to make way for a freeway expansion.
Income Before Income Taxes
Income before income taxes amounted to $14.5 million and $25.9 million in the third quarters of fiscal 2008 and fiscal 2007, respectively. Income before income taxes amounted to $55.1 million and $65.2 million in the thirty-nine week periods of fiscal 2008 and fiscal 2007, respectively.
Income Taxes
Income taxes amounted to $5.4 million and $10.3 million in the third quarters of fiscal 2008 and fiscal 2007, respectively, and $21.6 million and $26.2 million in the thirty-nine week periods of fiscal 2008 and 2007, respectively. Our effective tax rate was 36.8% and 39.8% for the third quarters of fiscal 2008 and 2007, respectively, and 39.2% and 40.2% for the thirty-nine week periods of fiscal 2008 and 2007, respectively. The reduction in the effective tax rate in the third quarter of fiscal 2008 versus the third quarter of fiscal 2007 is due primarily to our being able to utilize state tax credits related to the construction of our new distribution center.
Net Income
Net income amounted to $9.2 million and $15.6 million in the third quarters of fiscal 2008 and fiscal 2007 respectively. Net income for the thirty-nine weeks ended June 29, 2008 amounted to $33.5 million compared to $39.0 million for the thirty-nine weeks ended June 24, 2007.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
We historically fund our daily cash flow requirements through funds provided by operations. We have the ability to borrow under our short-term revolving credit facilities. Markets’ credit agreement, as amended and restated on April 16, 2007 expires in May 2010 and consists of a revolving loan facility for working capital and letters of credit of $100.0 million. The letter of credit facility is maintained pursuant to our workers’ compensation and general liability self-insurance requirements. In addition, Santee’s revolving line of credit includes a credit line of $5.0 million all of which may be used to secure letters of credit. As of June 29, 2008, between Markets’ and Santee’s credit agreements, we had $49.8 million of outstanding letters of credit and we had $55.2 million available under the revolving loan facilities.
We had no short-term borrowings outstanding as of June 29, 2008. During the first quarter of fiscal 2008, we incurred $0.8 million in short-term borrowings under Santee’s credit facility which was fully re-paid during the first quarter of fiscal 2008.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth our contractual cash obligations and commercial commitments as of June 29, 2008.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due June 2012
Principal	$525,000	$-	$-	$525,000	$-
Interest	170,625	42,656	85,313	42,656	-

	695,625	42,656	85,313	567,656	-

7.75 % Senior Note due April 2015
Principal	$285,000	$-	$-	$-	$285,000
Interest	154,613	22,088	44,175	44,175	44,175

	439,613	22,088	44,175	44,175	329,175
Capital lease obligations (1)
Principal	$6,551	$1,121	$2,810	$2,106	$514
Interest	2,957	989	1,403	528	37

	9,508	2,110	4,213	2,634	551
Operating leases (1)	331,494	37,382	61,027	49,723	183,362

Total contractual cash obligations	$1,476,240	$104,236	$194,728	$664,188	$513,088

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (2)	$49,774	$49,774	$-	$-	$-

Total other commercial commitments	$49,774	$49,774	$-	$-	$-

(1) We lease the majority of our retail stores, perishable goods warehouses and old grocery warehouses. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.
(2) Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between September 2008 and February 2009.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $189.2 million at June 29, 2008 and $237.0 million at September 30, 2007, and our current ratios were 1.65:1 and 1.71:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for the thirty-nine weeks ended June 29, 2008 was $31.8 million compared to $92.1 million for the thirty-nine weeks ended June 24, 2007. Significant uses of cash from operating activities in the thirty-nine weeks of fiscal 2008 were increases in inventory and a reduction in other accrued liabilities offset by increases in workers compensation reserves and deferred benefits obligations. Inventory levels have increased as we have transitioned into our new grocery distribution facility and as we have added one new store. The new grocery distribution facility has significantly increased our storage capacity and we may increase inventory levels in the future as forward buy opportunities arise that would warrant advance purchase of product. The reduction in accrued liabilities is primarily the result of the timing of interest payments on our long-term debt.
Other significant uses of cash in the thirty-nine weeks ended June 29, 2008 included $141.1 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. We expended $101.9 million on the new corporate office and distribution center. We estimate that remaining fiscal 2008 expenditures for the distribution center will be $25.0 million. We are funding the new corporate office and distribution center from cash allocated from the proceeds from the issuance of the 8.125% Senior Notes and the 7.75% Senior Notes. At this time, we believe that available financing options will be sufficient to complete the project. However, there can be no assurances that such financing options will be available in the future.
As of June 29, 2008, based upon our consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ indenture and, after taking into consideration payments previously made, we had the ability and right to pay a restricted payment of up to $35.6 million.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits a company to measure certain financial instruments and certain other items at fair value at specific election dates. The fair value option may be applied on an instrument by instrument basis, the election option is irrevocable once elected and the election must be applied to the entire instrument. Unrealized gains and losses on instruments for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date. SFAS No. 159 will become effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159 on our consolidated financial statements.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on our financial position or results of operations.
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
JUNE 29, 2008
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
Item 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 29, 2008, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective, at the reasonable assurance level, in ensuring that the information needed to make timely decisions regarding the required disclosures contained in this Report on Form 10-Q was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner to insure that the information required to be disclosed by us in this Report on Form 10-Q was recorded, processed, summarized and reported within the time period specified for filing of this Report on Form 10-Q.
Changes in Internal control Over Financial Reporting
During the thirty-nine weeks ended June 29, 2008, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
JUNE 29, 2008
PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on the Company’s consolidated financial position or its results of operations.
In April of 2006, the Landlord under a Ground Lease for a supermarket occupied by Markets in the city of Fountain Valley, California filed an Action against Markets and the Lessee under a Sub-Ground Lease alleging that Markets failed to timely exercise its option to extend the term of the Ground Lease. The original Complaint filed in the California Superior Court for the County of Orange was amended to a Reformation and Declaratory Relief Cause of Action seeking determination of the parties’ rights under the Ground Lease and Sub-Ground Lease including a damage claim for additional rent of approximately $1.4 million. This case was settled in May of 2008 pursuant to a settlement agreement whereby Markets agreed to pay fair market value rent under the Ground Lease commencing June 1, 2008 and continuing through the end of the Lease term in August of 2014, which obligation has been appropriately reflected in the accompanying consolidated financial statements. Markets was not required to pay any additional rent for prior periods under the settlement agreement.
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
JUNE 29, 2008
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

Date: August 13, 2008	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President,
and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2008	/s/Phillip J. Smith
Phillip J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)