Form 10-K
period 2008-09-28
STATER BROS HOLDINGS INC
filed 2008-12-19
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 28, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑. (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
No voting stock of the registrant is held by non-affiliates of the registrant.
Number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of December 19, 2008—Class A Common Stock — 35,152 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None

STATER BROS. HOLDINGS INC.
FORM 10-K

PART I
Item 1. Business
General
Stater Bros. Holdings Inc. (“Holdings” or the “Company”) through its wholly-owned subsidiary, Stater Bros. Markets (“Markets”), operates a supermarket chain of 165 stores located throughout Southern California. We provide our customers with high quality grocery, health and general merchandise products at every day low prices while providing the highest level of customer service. All of our stores have expanded selection of produce and full-service meat departments, 152 have service deli departments, 84 have bakery departments, 79 have full-service seafood departments and 24 have pharmacies. We believe our service departments, along with our high level of customer service, creates a shopping experience that maintains customer loyalty and distinguishes us from other supermarket chains. Most of the milk products offered in our stores are manufactured by Santee Dairies, Inc. (“Santee”), a wholly-owned subsidiary of Markets. Santee operates under the name Heartland Farms. In addition to providing Markets with its milk products, Santee sells milk and juice products to a variety of third party companies and organizations. The legal entity for our in-store pharmacies is Super Rx, Inc. (“Super Rx”), a wholly-owned subsidiary of Markets.
Holdings was incorporated in Delaware in 1989 and through Markets and its predecessor companies have operated supermarkets in Southern California since 1936 when the first Stater Bros. Market opened in Yucaipa, California. The total square footage of our supermarkets is approximately 5.6 million square feet including approximately 4.0 million square feet of selling area. We have constructed most of our supermarkets through our wholly-owned subsidiary, Stater Bros. Development (“Development”). Development acts as general contractor for all new store construction and store remodels. We have grown our business through construction of new stores and through a strategic acquisition.
We utilize a centralized distribution center that provides our supermarkets with approximately 81% of the volume of the merchandise we offer for sale. Our distribution center encompass approximately 2.2 million square feet and includes facilities for grocery, grocery deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products and approximately 185,000 square feet for dairy manufacturing and distribution. We have completed construction of our distribution center at the former Norton Air Force Base (“Norton”) located in San Bernardino, California and have transitioned all of our centralized receiving and distribution to our stores to Norton.
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
Issuance of Debt and Early Extinguishment of Debt
On April 18, 2007, we issued $285.0 million in aggregate principal amount of unregistered and unsecured 7.75% Senior Notes due April 15, 2015 in a private offering. On September 7, 2007, we completed the exchange of the unregistered 7.75% Senior Notes due April 15, 2015 for virtually identical registered $285.0 million unsecured 7.75% Senior Notes due April 15, 2015 collectively (the “7.75% Senior Notes”). We incurred $7.2 million of debt issuance costs related to the issuance of the 7.75% Senior Notes.
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

Item 1. Business (contd.)
Store Profile and Locations
Our supermarkets have well-established locations with fixed rent payments in most locations. In addition, we believe our existing supermarkets are well maintained and generally require capital expenditures only for customary maintenance. An average supermarket is approximately 34,000 square feet, while newly constructed supermarkets range from approximately 40,000 square feet to 46,000 square feet. Because of the close proximity of our distribution center to our store locations, we operate our supermarkets with minimal back-room storage space. Our supermarkets utilize an average of approximately 71% of total square feet as retail selling space. Generally, all of our supermarkets are similarly designed and stocked which allows our customers to easily find items in any of our supermarkets.
Substantially all of our 165 supermarkets are located in neighborhood shopping centers in well-populated residential areas. We endeavor to locate our supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.
We operated 165 supermarkets at September 28, 2008, 164 supermarkets at September 30, 2007 and 162 supermarkets at September 24, 2006.
Our supermarkets had approximately 5.6 million total square feet at September 28, 2008 and September 30, 2007 and 5.5 million total square feet at September 24, 2006.
Store Expansion and Remodeling
Our marketing area comprises the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. As of September 28, 2008, we operated 165 supermarkets. We expand our customer base through construction of new stores and by improving, remodeling and expanding existing stores. We intend to continue to expand our existing supermarket operations by enlarging and remodeling existing supermarkets and constructing new supermarkets. We may also make strategic acquisitions of existing supermarkets, if such opportunities arise.
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
We monitor sales and profitability of our operations on a store-by-store basis and remodel or replace stores in light of their performance and our assessment of their future potential. Approximately 80% of our supermarkets have been either newly constructed or remodeled within the last five years. The capital expenditure for a minor remodel ranges between $250,000 and $750,000 and typically include new fixtures and may include a change in decor. The capital expenditure for a major remodel exceeds $750,000 and typically involve more extensive refurbishment of the store’s interior and may include the addition of one or more specialty service departments such as a service deli, bakery or full-service seafood. Expansions entail enlargement of the store building and typically include breaking through an exterior wall. The primary objective of a remodel or expansion is to improve the attractiveness of the supermarket, increase sales of higher margin product categories and, where feasible, to increase selling area.

Item 1. Business (contd.)
Store Expansion and Remodeling (contd.)
The following table sets forth certain statistical information with respect to our supermarket openings, closings and remodels for the periods indicated.

	Sept. 26,	Sept. 25,	Sept. 24,	Sept. 30,	Sept. 28,
	2004	2005	2006	2007	2008

Number of supermarkets:
Opened	2	4	3	3	1
Closed	(1)	(1)	(2)	(1)	—
Total at end of year	158	161	162	164	165
Minor remodel	31	47	34	6	3
Major remodel	5	8	14	12	10
Beyond fiscal 2008, we plan to open approximately three to four new stores per year, based upon a number of factors, including customer demand, projected profitability, premium site availability, construction costs, and availability of financing. We continually review plans for major and minor remodels, expansions and new construction to take advantage of market opportunities. We finance our new store construction primarily from cash provided by operating activities and we may also use short-term borrowings under our credit facilities. Long-term financing of new stores generally will be obtained through either sale and leaseback transactions or secured long-term financings. However, no assurances can be made as to the availability of such financings.
Corporate Office and Distribution Center
Our new corporate office and distribution center is located at Norton. During fiscal 2008, we completed the construction of our new distribution center and relocated all of our distribution, other than dairy operations, to Norton. Our office and distribution facilities, including our dairy production operations and bakery, encompass approximately 2.6 million square feet. Approximately 81%, based on sales volume, of the products offered for sale in our supermarkets are received through our distribution center. We anticipate that this percentage will increase now that we have completed the new distribution center and some of our direct store delivered items will be received and shipped through our distribution center in the future. Our dairy manufacturing, distribution and office facilities are located in the City of Industry, California.
On average, our stores are located 41 miles from our distribution center. Most of our supermarkets can be reached without using the most congested portions of the Southern California freeway system.
Our transportation fleet consists of modern well-maintained vehicles. As of September 28, 2008, we operated approximately 178 tractors, 81 of which we owned and 97 we leased. We operated 550 trailers all of which we owned.

Item 1. Business (contd.)
Purchasing and Marketing
To provide our customers with the best overall supermarket value in our primary marketing areas, we use an “Aggressive Everyday Low Price” (“AEDLP”) format. We supplement our everyday low price structure with chain-wide temporary price reductions (“Stater Savers”) on selected food and non-food merchandise. The geographic location of our supermarkets allows us to reach our target consumers through a variety of media and we aggressively advertise our everyday low prices through local and regional newspapers, direct mail and printed circulars as well as extensive advertisements on radio and television.
A key component of our business strategy is to provide our customers with a variety of quality brand-name merchandise as well as alternative selections of high-quality private label merchandise. To meet the needs of customers, our supermarkets are stocked with approximately 40,000 items. We place particular emphasis on the freshness and quality of our meat and produce merchandise and maintain high standards for these perishables by distributing the merchandise through our distribution center.
Retail Operations
Our supermarkets are well maintained, have adequate off-street parking and open between 6:00 a.m. and 7:00 a.m. and close between 10:00 p.m. and 12:00 a.m., seven days a week. We are closed on Christmas Day and have limited hours on Thanksgiving Day. Because we operate our supermarkets under similar formats, we believe we are able to achieve certain operating economies.
Store Management. Each of our supermarkets is managed by a store manager and an assistant manager, each of whom receives a base salary and may receive a bonus based on their individual supermarket’s overall performance and on meeting other established criteria. The store manager and assistant manager are supported by department and other store management who have the training and skills necessary to provide proper customer service, operate the store and manage personnel in each department. Each of our stores has individual department managers for grocery, meat, produce, and where applicable, bakery, service deli and full-service seafood. Departmental managers are hourly employees and may receive quarterly bonuses based on meeting established criteria. Store managers report to one of nine district managers, each of whom is responsible for an average of 18 supermarkets. District managers report to one of three Regional Vice Presidents.
Customer Service. We consider customer service and customer confidence to be critical to the success of our business strategy. Our strategy, to provide courteous and efficient customer service, is a focus of our Senior Management team and is implemented by employees at all levels of our company. Each store is staffed with a customer service manager who coordinates all customer service issues in the store. We maintain an intensive checker training school to train prospective checkers and to provide a refresher program for existing checkers. All of our supermarkets have express checkout lanes and offer carry-out service.

Item 1. Business (contd.)
Santee Dairies, Inc
Santee operates one of the largest dairy plants, based on fluid production, in California and provides fluid milk products to Markets and other customers in Southern California. Santee processes, packages and distributes whole, low-fat and non-fat milk, as well as orange juice, fruit drinks and certain other cultured milk products under the Knudsen®, Foremost® and certain other brand names, as well as store brand names. Santee is the exclusive licensee of the Knudsen® trademark from Kraft Foods, Inc. for fluid milk, juices and certain other cultured milk products in the Southern California market. In addition, Santee is the exclusive licensee of the Foremost® trademark for fluid milk in Southern California from Foremost Farms USA. Santee holds the exclusive national license for Arnold Palmer Tee®, a beverage blend of iced tea and lemonade as well as other flavors, from Innovative Flavors, LLC. In fiscal 2008, Santee processed approximately 63.3 million gallons of fluid products, including 48.3 million gallons of fluid milk. During this time period, Markets purchased 34.8 million gallons of fluid products from Santee. Santee’s total revenue in fiscal 2008, excluding sales to Markets, was $105.1 million. Santee also sells to other supermarkets, independent food distributors, military bases and foodservice providers in Southern California.
Santee’s fluid production capacity is approximately 250,000 to 350,000 gallons per day, with the ability to expand capacity to approximately 400,000 gallons per day.
Employees
We have approximately 18,500 employees. Of which approximately 1,000 are management and administrative employees and 17,500 are hourly union employees. Substantially all of our hourly employees are members of either the United Food and Commercial Workers (“UFCW”) or International Brotherhood of Teamsters (“Teamsters”) labor unions and are represented by several different collective bargaining agreements.
The UFCW’s collective bargaining agreements were renewed in March 2007 and expire in March 2011. Markets’ Teamsters’ collective bargaining agreement was renewed in September 2005 and expires in September 2010. Santee’s collective bargaining agreement with the Teamsters was renewed in July 2007 and expires in February 2012.
We value our employees and believe our relationships with them are good and that employee loyalty and enthusiasm are key elements of our operating performance.
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
Given the wide assortment of products we offer, we compete with various types of retailers, including local, regional and national supermarket chains, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. Our primary competitors include Vons a division of Safeway, Albertsons, Ralphs a division of Kroger, and a number of independent supermarket operators. We, and our competitors, also face competitive pressures from existing and new “big box” format retailers.
We expect Vons, Albertsons and Ralphs to continue to apply pricing and other competitive pressures as they strive to grow their market share in our market area and as they continue to take steps to both maintain and grow their customer counts. We believe that our everyday low prices, breadth of product offering, which includes approximately 40,000 items offered for sale in our stores, specialty service departments and long-term customer relationships will enable us to compete effectively in this increasingly competitive environment.

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
Government Regulation
We are subject to regulation by a variety of governmental authorities, including federal, state and local agencies that regulate trade practices, building standards, labor, health, safety and environmental matters. We are also subject to oversight by government agencies that regulate the distribution and sale of alcoholic beverages, pharmaceuticals, tobacco products, milk and other agricultural products and other food items.
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
Environmental
We incurred approximately $0.7 million in environmental remediation costs over the past five years. Remediation costs were approximately $260,000 in 2004, $249,000 in 2005, $36,000 in 2006, $41,000 in 2007 and $96,000 in 2008. We believe that any such future remediation costs will not have a material adverse effect on our financial condition or our results of operations.
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

Item 1A. Risk Factors (contd.)
Our performance is affected by inflation. During fiscal 2008, we experienced increases in transportation cost and in the cost of products we sell in our stores. The increases in our costs are attributed to increases in fuel, plastic, grain and other commodity costs. During fiscal 2008, we were unable to pass along the full effect of price increases as our competitors also absorbed some of the costs increases and as our customers disposable income was reduced as a result of current economic conditions. Future recovery of cost increases will be dependent on actions taken by our competitors and by the state of the economy in our marketing area. The economic and competitive environment in Southern California continues to challenge us to become more cost efficient as we have experienced increased gross margin pressures. Our future results of operations will depend upon our ability to adapt to the current economic environment as well as current and future competitive conditions.
Item 1B. Unresolved Staff Comments
          None
Item 2. Properties
We own our corporate office and distribution center located at Norton and the dairy manufacturing operations located in the City of Industry, California. As of September 28, 2008, we leased a frozen foods warehouse and a bread facility. Subsequent to year-end, we completed the move of our frozen foods to Norton and no longer lease the frozen foods warehouse. The following schedule presents the square footage by major product classification within our corporate office and distribution center and our dairy facility as of September 28, 2008.

Square
Feet
Grocery goods	1,078,000
Refrigerated	664,000
Distribution support	419,000
Dairy manufacturing and storage	185,000
Bread	40,000
Administrative offices	209,000

Total	2,595,000

Item 2. Properties (contd.)
As of September 28, 2008, we owned 47 of our supermarkets and leased the remaining 118 supermarkets. We believe our supermarkets are well maintained and adequately meet the expectations of our customers. We operate 165 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. The following schedule reflects our store count by size and county, and the number of stores that were either leased or owned by us as of September 28, 2008.

	No. of Stores			Total Square Feet
				Under	25,000-	30,000-	35,000-	Over
County	Total	Owned	Leased	25,000	29,999	34,999	40,000	40,000

San Bernardino	52	12	40	5	16	6	14	11
Riverside	46	11	35	9	13	4	5	15
Orange	30	11	19	4	13	1	4	8
Los Angeles	25	8	17	3	7	1	3	11
San Diego	10	5	5	—	1	—	2	7
Kern	2	—	2	—	—	1	1	—

Total	165	47	118	21	50	13	29	52

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
In May of 2005, a California based company known as Whyrunout.com made a claim against Markets for alleged breach of an agreement for grocery home delivery services alleging in excess of $10.0 million in damages. On September 12, 2006, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement and Release Agreement”) with Whyrunout.com, Inc. The Settlement and Release Agreement resolved all disputes between Markets and Whyrunout.com, Inc., under a Second Exclusive Delivery Service Agreement (the “Delivery Agreement”), without either party admitting liability. Under the Settlement and Release Agreement, Markets agreed to make a one time payment to Whyrunout.com, Inc. of $3.7 million, which was paid on September 21, 2006, the Delivery Agreement was terminated and each party released the other from any and all current and future claims.
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

Item 4. Submission of Matters to a Vote of Security Holders
None
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities
     (a) Market Information
          There is no established public trading market for Holdings’ common equity.
     (b) Holders

	Authorized	Outstanding
Common Stock	100,000	0
Class A Common Stock	100,000	35,152
          La Cadena holds 35,152 shares, or 100% of Holdings’ outstanding Class A Common Stock.
     (c) Dividends
Markets’ credit facility, as amended and restated on April 16, 2007, limits our ability to pay dividends. We may declare and pay dividends, but the aggregate amount of the dividend may not exceed, as of any date of determination, an amount equal to the sum of $25.0 million plus 50% of our consolidated net income for the period then ending following June 27, 2004. Our ability to pay dividends is further limited by minimum shareholder equity requirements under our credit agreement. As of September 28, 2008, we had the ability, under the Credit Facility, to make restricted payments, including dividends of $27.6 million.
Dividends of $5.0 million were paid in each of the fiscal years of 2008, 2007 and 2006.
Item 6. Selected Financial Data
The following table sets forth historical financial data derived from the audited consolidated financial statements of Holdings as of and for the fiscal years ended September 26, 2004, September 25, 2005, September 24, 2006, September 30, 2007 and September 28, 2008. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Audited Consolidated Financial Statements of Holdings and related notes thereto contained elsewhere herein. The information included in “Other Operating and Financial Data” and “Store Data” is unaudited.

	Fiscal Year Ended
	Sept. 26, (4)	Sept. 25, (4)	Sept. 24, (4)	Sept. 30, (4)	Sept. 28, (4)
	2004	2005	2006	2007	2008
	(In thousands, except per share amounts)
Statement of Earnings Data:
Sales	$3,705,209	$3,372,844	$3,508,794	$3,674,427	$3,741,254
Cost of goods sold	2,653,139	2,468,736	2,578,435	2,674,563	2,743,074

Gross profit	1,052,070	904,108	930,359	999,864	998,180
Selling, general and administrative expenses	820,329	772,885	790,756	818,863	829,697
Depreciation and amortization	33,284	39,575	46,642	48,715	52,987

Total operating expenses	853,613	812,460	837,398	867,578	882,684

Operating profit	198,457	91,648	92,961	132,286	115,496

Interest and other income	855	5,402	8,288	13,927	8,598
Interest expense	(53,951)	(57,142)	(57,238)	(59,586)	(57,464)
Interest expense related to purchase of debt	(35,647)	—	—	(3,953)	—
Equity in income from unconsolidated affiliate	929	—	—	—	—

Income before income taxes	110,643	39,908	44,011	82,674	66,630
Income taxes	39,202	13,662	17,945	33,279	26,000

Net income	$71,441	$26,246	$26,066	$49,395	$40,630

Earnings per average common shares outstanding	$1,865.25	$685.26	$697.21	$1,356.19	$1,136.03

Item 6. Selected Financial Data (contd.)

	Fiscal Year Ended
	Sept. 26,(4)	Sept. 25,(4)	Sept. 24,(4)	Sept. 30,(4)	Sept. 28,(4)
	2004	2005	2006	2007	2008
	(In thousands, except per share amounts)
Balance Sheet Data (end of fiscal year):
Working capital	$319,855	$277,154	$233,280	$237,029	$169,329
Total assets	1,014,121	1,055,369	1,058,092	1,270,278	1,276,875
Long-term notes	700,000	700,000	700,000	810,000	810,000
Long-term capitalized lease obligations	9,470	8,292	7,294	6,285	5,124
Other long-term liabilities	83,112	83,799	80,316	113,131	113,125
Common stockholder’s equity (deficit)	(39,641)	(13,395)	(11,079)	9,279	40,506
Dividends paid per share, Class A common stock	$1,174.90	$—	$135.52	$139.78	$142.24

Cash Flow Data:
Cash provided by operating activities	138,726	78,253	89,473	173,194	58,660
Cash provided by (used in) financing activities	119,481	(1,235)	(24,884)	81,750	(14,247)
Cash used in investing activities	(67,412)	(115,568)	(129,441)	(176,427)	(176,533)

Other Operating and Financial Data:
Sales increases (decreases):
Total sales	34.6%	(9.0)%	4.0%	4.7%	1.8%
Like stores sales (comparable 52-weeks)(1)	30.3%	(12.1)%	1.5%	1.7%	2.5%
Operating profit	$198,457	$91,648	$92,961	$132,286	$115,496
Ratio of earnings to fixed charges(2)	1.97x	1.47x	1.47x	1.77x	1.61x
Gross profit as a percentage of sales	28.40%	26.81%	26.52%	27.21%	26.68%
Selling, general and administrative expenses as a percentage of sales	22.14%	22.92%	22.54%	22.29%	22.18%

Store Data:(3)
Number of stores (at end of fiscal year)	158	161	162	164	165
Average sales per store (000’s)	$23,014	$20,404	$20,937	$21,860	$21,961
Average store size:
Total square feet	33,206	33,474	33,778	34,028	34,178
Selling square feet	23,746	23,872	24,028	24,165	24,237
Total square feet (at end of fiscal year) (000’s)	5,267	5,415	5,491	5,599	5,644
Total selling square feet (at end of fiscal year) (000’s)	3,764	3,860	3,904	3,972	4,001
Sales per average square foot	$693	$610	$620	$642	$643
Sales per average selling square foot	$969	$855	$871	$905	$906

(1)	We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year, we only use the current year’s weekly sales that correspond to the weeks the stores were open in the previous year. For replacement store sales, we include sales for the entire year in the like store sales calculation. For stores that were closed during the year, we only include prior year sales that correspond to the week the stores were opened in the current year.
(footnotes continued on following page)

Item 6. Selected Financial Data (contd.)

(2)	For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and amortization of previously capitalized interest. Fixed charges consist of interest expense whether expensed or capitalized, amortization of debt issuance costs, and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case. For fiscal 2004, included in earnings and fixed charges is our 50% share of fixed charges and earnings of Santee through February 6, 2004. Santee has been consolidated into our consolidated results since that date.

(3)	Average sales per store, sales per total square feet and sales per selling square feet are calculated by prorating the number of stores, total square feet and selling square feet by the period of time the store was opened, for new stores, or the period of time the expanded square footage was in service, for expanded stores.

(4)	Fiscal years 2004, 2005, 2006 and 2008 were 52-week years while fiscal 2007 was a 53-week year.
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
Self-Insurance Reserves
We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. The estimates used by us are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.5% for fiscal 2006, 5.8% for fiscal 2007 and 6.25% for fiscal 2008. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. For fiscal 2008, if a rate of 5.25% was used to discount the reserves, the reserves for self insurance would have been $1.3 million higher than the reserves calculated at a 6.25% discount rate. If a rate of 7.25% was used in fiscal 2008 to discount the reserves, the reserves for self insurance would have been $1.3 million lower than the reserves calculated at a 6.25% discount rate.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Employee Benefit Plans (contd.)
For fiscal 2008, the discount rate used to calculate the net periodic pension cost was 6.25%. If the rate used to discount the net periodic pension cost was 5.25%, net periodic pension cost would have been $826,000 higher than the cost calculated at a 6.25% discount rate. If the rate used to calculate the net periodic pension cost was 7.25%, net periodic pension cost would have been $699,000 lower than the cost calculated at the 6.25% discount rate.
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
Goodwill
We review goodwill for impairment annually on a reporting segment level or more frequently if impairment indicators arise. Our Retail reporting segment is the only reporting segment that has goodwill. We determine fair value of the reporting segment by utilizing discounted projected cash flows compared to our carrying value of the reporting segment for purposes of identifying impairment. Our evaluation of goodwill impairment requires extensive use of accounting judgment and financial estimates. Use of alternative assumptions such as projected sales and margins and anticipated future cash flows could provide significantly different results. The fair value of estimates could change in the future depending on internal and external factors including control of labor costs, actions of competitors and the effect of future collective bargaining agreements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Critical Accounting Policies (contd.)
Facility Closing Costs
We provide liabilities related to warehouse and store closures for the present value of the estimated remaining noncancelable lease payments and related ancillary costs after the closing date, net of estimated subtenant income. The lease liabilities for the closed facilities are usually paid over the lease terms.
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
Gift Cards and Certificates
We recognize a liability when gift cards are sold and recognize sales revenue when the gift cards are used to purchase our products. Gift cards do not have an expiration date and we do not charge any service fees that cause a decrement to customer’s balances. While we will indefinitely honor all redeemable gift cards presented for payment, we may determine the likelihood of redemption to be remote for unredeemed card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent there is no requirement for remitting card balances to government agencies under unclaimed property laws, gift card balances will be recognized as income using the redemption method. In our judgment, after reviewing historical trends we have deemed that the threshold for the remote likelihood of redeeming, for book purposes, is typically met after two to three years of issuance.
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
Executive Overview
We are the largest privately owned supermarket chain in Southern California. Our revenues are generated primarily from retail sales through our supermarkets. We attribute our success to the execution of our marketing strategy of offering everyday low prices while providing our customers with friendly and outstanding customer service on each of their visits to our stores.
During fiscal 2008, we opened one new supermarket and completed ten major remodels. We continually evaluate our stores for profitability, strategic positioning, impact of competition and sales growth potential and make store opening, store remodel and store closure decisions based on such evaluations.
During fiscal 2008, our sales grew 1.82% over the prior year. Fiscal 2008 and fiscal 2006 were 52-week years while fiscal 2007 was a 53-week year. We estimate that the 53rd sales week in fiscal 2007 added approximately $69.2 million to fiscal 2007 consolidated sales or 1.88% of that years consolidated sales. Our sales growth was primarily the result of a new store opening and increases in like store sales.
Our consolidated gross profit margin, as a percentage of sales, decreased over the previous year primarily as a result of inflationary product cost increases that were not fully passed on to our customers and to the reduction of prices on selected items to maintain our customer base and to increase sales. Our marketing area of Southern California continues to be highly competitive and in flux. We anticipate continued and increased competitive pressures from both existing and new “big box” formats, competitors from ethnic markets and from our three major competitors Vons, Albertsons and Ralphs. In fiscal 2008, the competition in our marketing area increased with the entry of a new foreign competitor, Tesco. Tesco is opening smaller format grocery stores which provide a reduced product selection and less customer service than a typical supermarket. To date, the Tesco stores have had a minimal impact on our sales, however their impact may change if they open additional stores and as they take steps to increase their market share.
We have completed the construction on our new corporate office and distribution center. The new corporate office and distribution center has allowed us to consolidate all of our distribution facilities from seven locations to one.
For fiscal 2009, we anticipate that our sales will grow as we plan to open three new supermarkets and as we focus on the expansion of sales in our existing supermarkets. We plan on closing two stores, one of which will be replaced by a new store. Our future growth strategy is to continue to construct supermarkets in our core market areas and expand or remodel existing supermarkets based upon our review of marketing trends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Results of Operations
Sales and Cost of Sales (in thousands)

	Fiscal Year Ended			Change
				2007 to		2008 to
	Sept. 24,	Sept. 30,	Sept. 28,	2006		2007
	2006	2007	2008	Dollar	%	Dollar	%
Sales	$3,508,794	$3,674,427	$3,741,254	$165,633	4.72%	$66,827	1.82%

Gross Profit	$930,359	$999,864	$998,180	$69,505	7.47%	$(1,684)	(0.17)%
as a % of sales	26.52%	27.21%	26.68%
Sales
Fiscal 2008 and fiscal 2006 were 52-week years while fiscal 2007 was a 53-week year. We estimate that the 53rd week in fiscal 2007 added $69.2 million to fiscal 2007 consolidated sales or 1.88% of that years consolidated sales. After removing the effect of the extra week of sales in fiscal 2007, the increase in fiscal 2008 over 2007 sales is attributed primarily to the opening of a new store and increased like store sales of 2.45%. After removing the effect of the additional week of sales, the sales increase in fiscal 2007 over fiscal 2006 is the result of the opening of three new stores during the fiscal year, an increase in like store sales of 1.70%.
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
Like store sales between fiscal 2008 and fiscal 2007 were effected by an additional week of sales as fiscal 2007 was a 53-week year whereas fiscal year 2008 was a 52-week year. We estimate that the extra week of sales added $65.1 million to fiscal 2007 store sales or 1.83% of fiscal 2007 store sales. After removing the effect of the extra week of sales, fiscal 2008 like store sales increased 2.45% over fiscal 2007. While like store sales were positive for fiscal 2008, like stores sales were impacted by recent new store openings. We estimate that newly opened stores drew approximately $12.4 million of their fiscal 2008 sales from existing stores. We have opened four new stores since September 24, 2006, which generated approximately $71.0 million in sales in fiscal 2008 of which approximately $41.0 million are not included in like store sales. From September 24, 2006 through fiscal 2008, we closed one store which decreased fiscal 2008 like store sales by approximately $0.8 million.
Like store sales after adjusting for a comparable 52-week year for fiscal 2007 over fiscal 2006 increased $57.4 million or 1.70%. We opened three new stores in fiscal 2007. These stores and newly opened stores that were not opened in comparable weeks in fiscal 2006 added approximately $58.6 million to fiscal 2007 sales. We closed one store in fiscal 2007. While the newly opened stores increased net sales we estimate that these newly opened stores drew approximately $20.9 million from existing like store sales. From September 26, 2005 through fiscal 2007 we closed three stores which decreased fiscal 2007 sales by approximately $22.9 million.
Santee Sales
In fiscal 2008, Santee sales to third parties increased $3.8 million. The increase in sales was due primarily to rising milk prices. In fiscal 2007, sales for Santee increased $2.9 million, which was attributed to rising milk prices.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Results of Operations (contd.)
Gross Profit
The decrease in gross profit as a percentage of sales, in fiscal 2008 compared to fiscal 2007 is due to product cost increases that were not fully passed on to our customers and to our reducing prices on selected items to maintain our customer base and to increase sales. We have experienced and continue to experience increases in commodity prices such as fuel, plastics, grains and products associated with these commodities. In addition, we had higher transportation costs during our transition from our old distribution facilities to our new distribution center at Norton. The increase in gross profit margin, as a percentage of sales, in fiscal 2007 over fiscal 2006 was due to our efforts to focus our promotional mark downs and to control shrink.
Operating Expenses and Income (in thousands)

	Fiscal Year Ended			Change
	Sept. 24,	Sept. 30,	Sept. 28,	2007 to		2008 to
	2006	2007	2008	2006		2007
				Dollar	%	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$790,756	$818,863	$829,697	$28,107	3.55%	$10,834	1.32%
as a % of sales	22.54%	22.28%	22.17%

Depreciation and amortization	$46,642	$48,715	$52,987	$2,073	4.44%	$4,272	8.77%
as a % of sales	1.33%	1.33%	1.42%

Operating profit	$92,961	$132,286	$115,496	$39,325	42.30%	$(16,790)	(12.69)%
as a % of sales	2.65%	3.60%	3.09%
Selling, General and Administrative Expenses
The decrease, as a percentage of sales, in selling general and administrative expenses in fiscal 2008 is attributed to several factors. Payroll related expenses, in total, decreased 0.30%, as a percentage of sales, with decreases in workers’ compensation insurance expense of 0.16%, as a percentage of sales, managers incentive bonuses of 0.14%, as a percentage of sales, and union insurance of 0.12%, as a percentage of sales, being partially offset by an increase in direct labor costs of 0.16%, as a percentage of sales. Workers’ compensation insurance expense decreased as we continue to focus on safety programs to reduce workers compensation expense. Managers’ incentive bonuses decreased in fiscal 2008 due to reduction in net income in fiscal 2008. Union insurance, as a percentage of sales, decreased as a result of the UFCW contract, while direct labor cost increased under the UFCW contract. We were able to reduce advertising expense by 0.13%, as a percentage of sales, due to negotiating lower production cost on our twice weekly print-ad.
The decrease, as a percentage of sales, in selling, general and administrative expenses in fiscal 2007 from fiscal 2006 is attributed to several factors. Payroll related expenses, in total, decreased 0.08%, as a percentage of sales, with a decrease in union insurance of 0.58%, as a percentage of sales, being offset in part by increases in workers’ compensation expense of 0.29%, as a percentage of sales, and expense from the Stater Bros Holdings Inc. Phantom Stock Plan (the “deferred compensation plan”) of 0.15%, as a percentage of sales. Union insurance, as a percentage of sales, decreased as a result of the UFCW contract. Workers’ compensation increased over the previous year due to increases needed in our workers compensation reserves. Deferred compensation expense increased in fiscal 2007 over fiscal 2006 due to our increased net income. We were able to decrease advertising expense, as a percentage of sales, by 0.23% due to cost cutting measures which included a reduction in the number of pages in our twice weekly print-ad. Electricity expense, as a percentage of sales, increased 0.10% in the current year due to rate increases by our main utility provider. In fiscal 2006, we had a litigation settlement of 0.10% as a percentage of sales, which was not present in fiscal 2007.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for fiscal 2008, fiscal 2007 and fiscal 2006 is $1.2 million, $1.0 million, and $1.0 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Results of Operations (contd.)
Depreciation and Amortization
The increase in depreciation expenses in fiscal 2008 over fiscal 2007 is attributed to depreciation on our new corporate office and distribution center. The increase in depreciation expense in fiscal 2007 over fiscal 2006 is due primarily to new store construction, store remodels and other capital expenditures. Included in cost of goods sold is depreciation expense related to our warehousing and distribution activities and our dairy production of $14.0 million, $11.7 million and $11.9 million in fiscal years 2008, 2007 and 2006, respectively.
Interest Income
Interest income was $5.7 million, $14.2 million and $10.3 million in fiscal years 2008, 2007 and 2006, respectively. Interest income has decreased year-over-year as the interest rate realized on our short-term investments has decreased and as we have expended cash on-hand to construct our new distribution center.
Interest Expense
Interest expense amounted to $57.5 million, $59.6 million and $57.2 million for the 2008, 2007 and 2006 fiscal years, respectively. Interest capitalized during construction projects amounted to $11.3 million, $9.8 million and $4.3 million in fiscal years 2008, 2007 and 2006, respectively. Prior to the recognition of capitalized interest, interest expense decreased approximately $0.6 million in fiscal 2008 over fiscal 2007 and increased $7.9 million in fiscal 2007 over fiscal 2006. The decrease in interest expense in fiscal 2008 from fiscal 2007 is due to the amount of debt outstanding during a portion of fiscal 2007. From April 18, 2007 to June 18, 2007 we had both the Floating Rate Senior Notes and the 7.75% Senior Notes outstanding. The $175.0 million aggregate outstanding Floating Rate Senior Notes were retired using proceeds from the issuance of the 7.75% Senior Notes. The increase in interest expense in fiscal 2007 over fiscal 2006 is attributed to higher interest rates on our Floating Rate Senior Notes, to having both the Floating Rate Senior Notes and the 7.75% Senior Notes outstanding from April 18, 2007 to June 18, 2007 and to an increase in long term debt of $110 million since June 18, 2007. The increase in capitalized interest in fiscal 2008 over fiscal 2007 and fiscal 2007 over fiscal 2006 is primarily attributed to the construction of our new corporate office and distribution center.
Interest Expense Related to Purchase of Debt
In fiscal 2007, we incurred $4.0 million of interest from the purchase of debt related to the redemption of all of the aggregate outstanding $175.0 million of our Floating Rate Senior Notes. We paid a $1.8 million premium for the early retirement of debt and we incurred $2.2 million of previously unamortized deferred offering cost related to our Floating Rate Senior Notes.
Income Before Income Taxes
Income before income taxes amounted to $66.6 million, $82.7 million and $44.0 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.
Income Taxes
Income taxes amounted to $26.0 million, $33.3 million and $17.9 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Our effective tax rate was 39.0%, 40.3% and 40.8% for fiscal years 2008, 2007 and 2006, respectively. The decrease in the effective tax rate in fiscal 2008 is due primarily to our ability to record additional tax credits related to our new corporate office and distribution center.
Net Income
Net income for fiscal 2008 amounted to $40.6 million, compared to $49.4 million in fiscal 2007 and $26.1 million in fiscal 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Liquidity and Capital Resources
We historically fund our daily cash flow requirements through funds provided by operations and we may fund our requirements through borrowings from short-term revolving credit facilities. Markets’ credit agreement, as amended and restated on April 16, 2007, expires in May 2010 and consists of a revolving loan facility for working capital and letters of credit of $100.0 million. The letter of credit facility is maintained pursuant to our workers’ compensation and general liability self-insurance requirements and for other corporate purposes. Santee’s revolving line of credit includes a credit line of $5.0 million all of which may be used to secure letters of credit. As of September 28, 2008, between Markets’ and Santee’s credit agreements, we had $49.8 million of outstanding letters of credit and we had $55.2 million available under the revolving loan facilities.
We had no short-term borrowings outstanding at the end of fiscal years 2008 and 2007. During fiscal 2008, we incurred $0.8 million in short-term borrowings under Santee’s credit facility which was fully re-paid in fiscal 2008. We did not incur any short-term borrowings during fiscal year 2007.
Working capital amounted to $169.3 million at September 28, 2008 and $237.0 million at September 30, 2007. Our current ratios were 1.55:1 and 1.71:1 at September 28, 2008 and September 30, 2007, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for fiscal 2008 was $58.7 million compared to $173.2 million for fiscal 2007 and $89.5 million for fiscal 2006. Significant sources of cash from operating activities in fiscal 2008 included our net income adjustment for non-cash depreciation and amortization offset in part by uses of cash for increased inventory levels and decreases in accounts payable. Our inventory levels have increased due to our taking additional advantage of forward buying opportunities, buying inventory levels ahead of price increases, inflation in the current year and to our transitioning some direct store delivered items to being received and shipped through our distribution center. The change in accounts payable is attributed to normal timing of payments on purchases. On September 25, 2008 we redeemed 618 shares of our Class A Common Stock for $8.2 million. The redemption was for shares distributed to the Mosely Family Revocable Trust (the “Moseley Trust”) by La Cadena. On September 25, 2008, we also paid a $5.0 million dividend to La Cadena the sole owner of our stock. During fiscal 2008, we expended $170.6 million in capital expenditures which included $112.2 million for our new distribution center and $58.4 million on normal capital expenditures which included new store construction, store remodels and equipment purchases. During fiscal 2008, we recognized $3.8 million, net of tax of $2.6 million, in other comprehensive income from gains, net of prior service costs, in our pension and medical plan benefits.
Significant sources of cash from operating activities in fiscal 2007 included an increase in accounts payable due to an increase in inventory levels and to the timing of payments on purchases; an increase in other accrued liabilities primarily from the timing of interest payments, a decrease in restricted cash and an increase in long-term benefits and self-insurance reserves. Uses of cash from operating activities included increases in receivables and inventories. Other significant sources of cash in fiscal 2007 included the issuance of $285.0 million of 7.75% Senior Notes, a significant portion of the proceeds from the debt issuance was used to redeem our Floating Rate Senior Notes. On April 27, 2007, we redeemed and retired 1,125 shares of our Class A Common Stock for $15.0 million. The redemption was for shares distributed to the Moseley Trust by La Cadena. In April 2007, we also paid a $5.0 million dividend to La Cadena. During fiscal 2007, we spent $151.5 million on our new corporate office and distribution center of which $10.0 million was classified as a long-term receivable and we spent $52.1 million on normal capital expenditures which included new store construction, store remodels and equipment purchases. In fiscal 2007, we adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” and recognized $14.3 million of previously unrecognized liability for under funded pension and medical plan benefits. The liability was recorded, net of tax of $6.2 million, to accumulated other comprehensive loss.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Liquidity and Capital Resources (contd.)
We believe that capital expenditures for fiscal 2009 will be approximately $73.0 million and we expect to finance the expenditures from cash on-hand and cash from operating activities. The following table sets forth the major components of expected fiscal 2009 capital expenditures.
Expected Capital Expenditures Fiscal 2009
(In thousands)

New distribution center	$11,501
New store construction, less reimbursements	9,000
Store remodels	20,470
MIS equipment and software	6,299
Store equipment	19,762
Transportation equipment	2,861
Production equipment	1,500
Distribution equipment	762
Office equipment and other	809

$72,964

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
Markets is the borrower under the Credit Facility. The Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Development and its indirect subsidiaries Super Rx and Santee (subject, in the case of Santee, to termination upon certain specified events). Subject to certain restrictions, the entire amount of the Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and may be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores and workers’ compensation insurance obligations. The availability of the loans and letters of credit is subject to certain borrowing restrictions.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Credit Facilities (contd.)
Markets’ Credit Facility (contd.)
The Credit Facility requires Markets to meet certain financial tests, including minimum net worth and the maintenance of minimum earning levels. The Credit Facility contains covenants which, among other things, limit the ability of Markets and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, and (iii) make restricted payments. The Credit Facility also contains covenants that apply to the Company and its subsidiaries, and the Company is a party to the Credit Facility for purposes of these covenants. These covenants, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, make restricted payments, enter into transactions with affiliates, and make amendments to the Indenture governing the 8.125% Senior Notes and the 7.75% Senior Notes.
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
As of September 28, 2008, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
We had no short-term borrowings outstanding at the end of fiscal years 2007 and 2008. During fiscal 2008, we incurred $0.8 million in short-term borrowings under Santee’s credit facility which was fully re-paid in fiscal 2008. We did not incur any short-term borrowings during fiscal 2007.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, other than stand-by letters of credit, as discussed under the caption “Liquidity and Capital Resources” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and operating leases as disclosed in “Note 6 – Leases” of the Notes to the Consolidated Financial Statements contained herein, that would have or are reasonably likely to have material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Tabular Disclosure of Contractual Cash Obligations
     The following table sets forth our contractual cash obligations and commercial commitments as of September 28, 2008.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due 2012
Principal	$525,000	$—	$—	$525,000	$—
Interest	170,625	42,656	85,313	42,656	—

	695,625	42,656	85,313	567,656	—

7.75% Senior Notes due 2015
Principal	285,000	—	—	—	285,000
Interest	154,613	22,088	44,175	44,175	44,175

	439,613	22,088	44,175	44,175	329,175

Capital lease obligations (1)
Principal	6,286	1,162	2,912	1,912	300
Interest	2,695	947	1,292	440	16

	8,981	2,109	4,204	2,352	316

Operating leases (1)	322,576	34,327	62,439	50,209	175,601

Total contractual cash obligations	$1,466,795	$101,180	$196,131	$664,392	$505,092

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (2)	$49,774	$49,774	$—	$—	$—

Total other commercial commitments	$49,774	$49,774	$—	$—	$—

(1)	We lease the majority of our retail stores, offices, warehouses and distribution center. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(2)	Standby letters of credit are committed as security for workers’ compensation. Outstanding letters of credit expire between December 2008 and October 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. SFAS 141R will only affect our financial condition and results of operation to the extent we have business combinations after the effective date.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 states that fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts and establishes a hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157, for financial items, is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.
In February 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amends FASB Statement No. 157, to delay the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. For the purpose of applying the FSP, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset and financial liability in FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. We are currently evaluating the impact of the adoption of FSP FAS 157-2 on our consolidated financial statements.
In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective as of the issuance date and is not expected to have a material effect on our financial position or results of operations.
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
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
We are subject to interest rate risk on our fixed interest rate debt obligations. Our fixed rate debt obligations are comprised of the 8.125% Senior Notes, the 7.75% Senior Notes and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. The fair values of the 8.125% Senior Notes and the 7.75% Senior Notes are based upon quoted market prices. Although quoted market prices are not readily available on our capital lease obligations, we believe that stated values approximate the fair value of these obligations. We have not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk. The following table provides the future principal cash flows and weighted-average interest rates expected on our fixed rate debt obligations. The fair value shown here is based upon the quoted market price of the 8.125% Senior Notes and the 7.75% Senior Notes and the stated value of our capital leases as of September 28, 2008.
Expected Year of Maturity
(In thousands)

							Fair
	2009	2010	2011	2012	2013	Thereafter	Value
Long-term debt and capital lease obligations	$1,162	$1,350	$1,566	$526,107	$799	$285,300	$788,686

Average interest rate	8.08%	8.04%	8.03%	8.04%	7.68%	7.74%

Item 8. Financial Statements and Supplementary Data
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company, including our Chief Executive Officer and our Chief Financial Officer, is responsible for the preparation and integrity of the consolidated financial statements appearing in our annual report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.
Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of September 28, 2008.

/s/ Jack H. Brown Jack H. Brown	/s/ Phillip J. Smith Phillip J. Smith
Chairman of the Board, President,	Executive Vice President,
and Chief Executive Officer	and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
December 19, 2008	December 19, 2008
Additional information called for by this item is set forth in Holdings’ audited consolidated financial statements and supplementary data contained in this report. Specific financial statements and supplementary data can be found on the pages listed in the following index.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
DISCLOSURE AND CONTROL PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the costs and benefits of such controls and procedures.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
During the year ended September 28, 2008, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTOL OVER FINANCIAL REPORTING
Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal controls over financial reporting and concluded that our disclosure controls and procedures were effective as of September 28, 2008. Management’s annual report on internal control over financial reporting is included in Part II, “Item 8, Financial Statements and Supplemental Data” included in this report.
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

Name	Age	Position
Jack H. Brown	70	Chairman of the Board, President and Chief Executive Officer

Phillip J. Smith	61	Executive Vice President and Chief Financial Officer

James W. Lee	57	President and Chief Operating Officer of Markets

Dennis L. McIntyre	48	Executive Vice President of Marketing of Markets

George A. Frahm	55	Executive Vice President of Retail Operations and Administration of Markets

Bruce D. Varner	72	Director and Secretary

Thomas W. Field, Jr.	75	Vice Chairman of the Board of Directors

Ronald G. Skipper	68	Director
Background of Directors and Executive Officers
     Jack H. Brown has been President and Chief Executive Officer of Holdings or its predecessor companies since June 1981 and Chairman of the Board since 1989. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly-owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 55 years. Mr. Brown’s Trust is the sole owner of La Cadena. Mr. Brown serves as a Director for the Automobile Club of Southern California.
     Phillip J. Smith was promoted to Executive Vice President and Chief Financial Officer in February 2006. He was Senior Vice President and Chief Financial Officer from November 2000 to February 2006 and was Vice President and Controller of Markets from April 1998 until November 2000. Mr. Smith joined Markets in 1987 as Controller. Mr. Smith has approximately 33 years experience in the supermarket industry. Prior to joining Markets, Mr. Smith was employed by Market Basket Foodstores as Vice President and Chief Financial Officer from 1985 to 1987. From 1975 until 1985, Mr. Smith was employed by various divisions of Cullum Companies, Inc., a publicly held corporation, in various financial capacities.
     James W. Lee joined Markets in August 2002 as Group Senior Vice President of Retail Operations and was promoted to Executive Vice President of Retail Operations and Administration in January 2006. Mr. Lee was promoted to President and Chief Operating Officer of Markets effective September 30, 2006. Mr. Lee has over 34 years experience in the supermarket industry. Prior to joining Markets, Mr. Lee was employed with Wild Oats Markets, Inc. between 1997 and 2001 as Chief Operating Officer. Mr. Lee was employed in various operating capacities, including Vice President, Retail, with Ralphs Grocery Company, a division of Kroger Co., from 1972 until 1996.

Item 10. Directors and Executive Officers of the Registrant (contd.)
Background of Directors and Executive Officers (contd.)
     Dennis L. McIntyre has been Executive Vice President of Marketing of Markets since December 2007. Mr. McIntyre has served Markets for 31 years in various capacities including Courtesy Clerk, Assistant Manager, Buyer, Assistant Vice President of Marketing from 1994 until 1999, Vice President of Marketing from 1999 to 2000, Senior Vice President of Marketing from 2000 to 2002 and Group Senior Vice President of Marketing of Markets from 2002 to 2007.
     George A. Frahm has been Executive Vice President of Retail Operations and Administration of Markets since December 2007. Mr. Frahm has served Markets for 32 years in various capacities including Courtesy Clerk and progressed through a range of retail store and district supervision positions. Mr. Frahm was Vice President of Labor Relations from 1996 until 2001, Senior Vice President of Administration from 2001 to March 2006, Group Senior Vice President of Administration from March 2006 to September 2006 and Group Senior Vice President of Retail Operations and Administration of Markets from 2006 to 2007.
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
     Thomas W. Field, Jr. has been Vice Chairman of the Board of Directors of Holdings since May 1998 and a Director of Holdings since 1994. Mr. Field has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field was President of American Stores Company from 1981 to 1984 and was President of Alpha Beta Company from 1976 to 1984. Mr. Field was a Director of American Stores Company from 1979 to 1984. Mr. Field is a nationally recognized and highly regarded supermarket executive. Mr. Field has held various positions in the Supermarket Industry for over 48 years.
     Ronald G. Skipper has been a Director of Holdings since April 2007. Mr. Skipper is an attorney and has practiced law for over 40 years in San Bernardino, California where he has resided for over 55 years. Mr. Skipper specializes in litigation matters. Mr. Skipper serves as a Director for Pacific Premier Bank and has been its Chairman of the Board for the past eleven years.
Director Compensation
Annual compensation for non-employee Directors is comprised of an annual retainer and meeting fees.
Annual Board Retainer
Directors receive an annual cash retainer of $50,000 per year.
Meeting Fees
Directors receive a fee of $500 for attending each Board meeting and an additional fee of $500 per committee meeting attended.

Item 10. Directors and Executive Officers of the Registrant (contd.)
Director Compensation For fiscal Year 2008

	Director	Meeting	Total
Name	Fees	Fees	$
Thomas W. Field, Jr.	$50,000	$4,000	$54,000

Bruce D. Varner	$50,000	$4,000	$54,000

Ronald G. Skipper	$50,000	$3,500	$53,500

(1)	Directors of Holdings are paid an annual fee of $50,000 and $500 for each board meeting attended.
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

Item 11. Executive Compensation (contd.)
Compensation Discussion and Analysis (contd.)
Salary
Named executive officers are paid a base salary with annual increases at the discretion of the Compensation Committee and the approval of our Board of Directors. In addition to the items outlined above and our financial performance, individual factors are also considered in setting base salaries, including the executive’s experience, achievements, leadership and value to us. Based on subjective and qualitative considerations, the Compensation Committee recommended and the Board of Directors approved raises to each of the named executive officers in the range of 7% to 14% in fiscal 2008.
Bonus
Our executive compensation program includes an annual non-equity incentive cash bonus designed to reward the named executive officers for individual performance and for our overall success. The annual bonuses to be paid to the named executive officers for fiscal 2008 had neither been calculated nor awarded as of December 19, 2008, the latest practical date. These amounts are recommended subjectively by the Compensation Committee based on the criteria outlined above. The bonuses recommended by the Compensation Committee and approved by the Board of Directors in fiscal 2007 were based on our improved levels of net income and sales. Although the annual bonus award is not targeted as a percentage of the named executive officer’s base salary, the bonus awards in fiscal 2007 ranged from 33% to 176% of base salary.
Deferred Compensation
We maintain a deferred compensation plan to provide additional retention incentives to certain employees of Markets whose performance is considered especially critical to our business. Units in the deferred compensation plan are granted on October 1st of each year to a new class of employees or additional units may be granted to promoted employees. All units have a stated value of $20, and appreciate as described below. The newly granted units vest over 5 years. With the exception of Mr. Brown., all of the named executive officers have been granted units in the deferred compensation plan. Units of the deferred compensation plan can only be redeemed when a participant reaches normal retirement age, becomes permanently totally disabled or to the beneficiary upon the death of the recipient. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of Holdings; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as we may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. The deferred compensation plan allows for a one-time payment of up to 50% of the stated value of the unit for units that are fully vested. In the event of a change in control, units of the deferred compensation plan will become fully vested and can be redeemed. During the participant’s employment the value of the units increase or decrease in accordance with our net profits. Units for fully vested participants who separate from the Company prior to normal retirement age appreciate at the 12-month Treasury Average rate and can be redeemed when the participant reaches normal retirement age. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will be forfeited and no payment will be made. During fiscal 2008, the units in this plan appreciated by 80% of stated value. The units for the above named executives increased by a total of $2.3 million.
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
COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
Bruce D. Varner, Chairperson
Thomas W. Field

Item 11. Executive Compensation (contd.)
SUMMARY COMPENSATION TABLE

				Change in
				Pension
				Value and
				Non-qual.
				Def. Comp	All Other
		Salary	Bonus	Earnings	Compensation	Total
Name & Principal Position	Year	$	$ (1)	$ (2)	$ (3)	$
Jack H. Brown Chairman, President and	2008	$1,847,233	$—	$(108,506)	$51,000	$1,789,727
Chief Executive Officer	2007	$1,651,058	$2,900,000	$(45,249)	$51,500	$4,557,309

Phillip J. Smith Executive Vice President and	2008	$346,160	$—	$977,318	$—	$1,323,478
Chief Financial Officer	2007	$310,714	$145,000	$618,540	$—	$1,074,254

James W. Lee President and Chief Operating Officer	2008	$400,169	$—	$672,738	$—	$1,072,907
of Markets	2007	$373,365	$150,000	$750,667	$250,000	$1,524,032

Dennis L. McIntyre Executive Vice President of	2008	$347,529	$—	$480,960	$—	$828,489
Marketing of Markets	2007	$313,708	$115,000	$496,649	$250,000	$1,175,357

George A. Frahm Executive Vice President of Retail	2008	$292,283	$—	$384,169	$—	$676,452
Operations and Administration of Markets	2007	$256,482	$85,000	$427,273	$—	$768,755

(1)	Annual performance bonuses to be paid to the named executive officers for fiscal 2008 had neither been calculated nor awarded as of December 19, 2008 the latest practical date.

(2)	The amount shown represents the change in pension value and change in nonqualified deferred compensation during fiscal 2008 and fiscal 2007, respectively.

(3)	The value of perquisites and other benefits is only included here if the aggregate amount of such compensation for a named executive officer is greater than $10,000. Mr. Brown is a Director of Holdings and amount shown is the Director fees paid during fiscal 2008 of $51,000 and fiscal 2007 of $51,500. Amounts shown for Mr. Lee and Mr. McIntyre represent a one-time withdrawal from their deferred compensation plan account.

Item 11. Executive Compensation (contd.)
PENSION BENEFITS AT SEPTEMBER 28, 2008

		Number of	Present Value	Payments
		Years of	of Accum	During Last
Name	Plan Name	Credited Service	Benefit	Fiscal Year
Jack H. Brown Chairman, President and	Pension Plan for
Chief Executive Officer	Salaried Employees	27	$1,267,458	$—

Phillip J. Smith Executive Vice President and	Pension Plan for
Chief Financial Officer	Salaried Employees	22	$414,214	$—

James W. Lee President and Chief Operating	Pension Plan for
Officer of Markets	Salaried Employees	6	$104,358	$—

Dennis L. McIntyre Executive Vice President of	Pension Plan for
Marketing of Markets	Salaried Employees	31	$127,863	$—

George A. Frahm Executive Vice President of Retail	Pension Plan for
Operations and Administration of Markets	Salaried Employees	32	$232,272	$—

Item 11. Executive Compensation (contd.)
NONQUALIFIED DEFERRED COMPENSATION FOR FY2008

				Aggregate
	Executive	Registrant	Aggregate	Withdrawals	Aggregate
	Contributions in	Contributions in	Earnings in Last	/Distributions ($)	Balance at Last
Name	Last FY ($)	Last FY ($) (1)	FY ($)	(2)	FYE ($) (3)
Jack H. Brown Chairman, President and Chief Executive Officer	$—	$—	$—	$—	$—

Phillip J. Smith Executive Vice President and Chief Financial Officer	$—	$980,524	$—	$300,000	$4,222,392

James W. Lee President and Chief Operating Officer of Markets	$—	$660,362	$—	$250,000	$3,129,537

Dennis L. McIntyre Executive Vice President of Marketing of Markets	$—	$500,286	$—	$300,000	$2,757,920

George A. Frahm Executive Vice President of Retail Operations and Administration of Markets	$—	$400,219	$—	$150,000	$1,902,976

(1)	The amounts represent our contribution in fiscal 2008 to the named executive officer’s deferred compensation. This includes 20% vesting for units awarded to Mr. Lee, Mr. Smith, Mr. McIntyre and Mr. Frahm that have not fully vested and appreciation of 80% of the stated value for all existing units.

(2)	These amounts represent one-time withdrawals of half the stated value of some of the vested units in the deferred compensation plan. The stated value of each unit is $20.

(3)	The aggregate balance represents each named executive officer’s deferred compensation balance as of September 28, 2008. This balance represents the vested portion of all units plus appreciation, less any withdrawals.

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

	TERMINATION	CHANGE IN CONTROL
			Deferred	Health &
	Severance Pay	Salary & Bonus	Compensation	Welfare
	(1)	(2)	(3)	(4)	Total
Name & Principal Position	$	$	$	$	$
Jack H. Brown Chairman, President and
Chief Executive Officer	$426,285	$23,460,309	$—	$74,276	$23,534,585

Phillip J. Smith
Executive Vice President and
Chief Financial Officer	$79,883	$1,567,815	$4,542,392	$44,565	$6,154,772

James W. Lee
President and Chief Operating
Officer of Markets	$92,347	$1,796,234	$3,297,537	$44,565	$5,138,336

Dennis L. McIntyre
Executive Vice President of
Marketing of Markets	$80,199	$1,497,871	$2,837,920	$44,565	$4,380,356

George A. Frahm
Executive Vice President of Retail
Operations and Administration of Markets	$67,450	$1,240,532	$2,010,976	$44,565	$3,296,073

(1)	Termination of employment by Mr. Brown or by the Board of Directors with the consent of Mr. Brown entitles named executive officers to two weeks of severance pay for every year of service to Markets, up to a maximum of twelve weeks. Severance Pay outlined above represents 12 weeks of pay for Messrs. Brown, Smith, Lee, McIntyre & Frahm.

(2)	Per each named executive officer’s employment and severance agreements, the salary and bonus payable with a change in control represents the sum of five times the base salary and five times the incentive bonus for Mr. Brown and the sum of three times the base salary and three times the incentive bonus for Messrs. Smith, Lee, McIntyre and Fram with an estimated increase of 10% per year.

(3)	At a change in control, the named executive officer is entitled to the full vested value and appreciation of all deferred compensation, less any withdrawals. The amounts above reflect values as of September 28, 2008.

(4)	Represents continued group health benefits (medical, dental and vision) for the executives and current dependents for a period of up to 5 years for Mr. Brown and 3 years for Messrs. Smith, Lee, McIntyre and Frahm.

Item 11. Executive Compensation (contd.)
Stock Options and SARs
None
Pension Plan
Our Pension Plan for Salaried Employees (the “Pension Plan”) is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including Directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee’s compensation for each year up to the social security wage base, plus 2.15 percent of the employee’s compensation for each year in excess of the social security wage base. The named executive officers have the following years of credited service under the Pension Plan as of September 28, 2008: Jack H. Brown — 27 years, Phillip J. Smith — 22 years, James W. Lee — 6 years, Dennis L. McIntyre — 31 years and George A. Frahm - 32 years.
The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with Markets. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 2008 retirees with ten or more years of service at retirement is $180,000. The maximum annual compensation that may be considered for 2008 retirees is $225,000.
Pension Plan Table

	Years of Service
Remuneration	15	20	25	30	35
$50,000	$5,625	$7,500	$9,375	$11,250	$13,125
75,000	10,958	14,610	18,263	21,915	25,568
100,000	19,020	25,360	31,700	38,040	44,380
125,000	27,083	36,110	45,138	54,165	63,193
150,000	35,145	46,860	58,575	70,290	82,005
175,000	43,208	57,610	72,013	86,415	100,818
200,000	51,270	68,360	85,450	102,540	119,630
225,000	59,333	79,110	98,888	118,665	138,443
Employment Agreements
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

Item 11. Executive Compensation (contd.)
Deferred Compensation Plan
We maintain a deferred compensation plan to provide additional incentive compensation to certain employees of Markets whose performance is considered especially critical to our business. Under the plan, grants may be made by the Compensation Committee and Board of Directors to persons recommended by the Chairman of the Board or Chief Executive Officer. Mr. Brown is not eligible to receive awards. Awards under the plan are for units that have an assigned value. The value of the units awarded under the plan will increase or decrease in accordance with net profits of Holdings. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of Holdings; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as we may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will be forfeited and no payment will be made. As of September 30, 2007 and September 28, 2008, there were 708,000 and 748,000 units outstanding, respectively.
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
Board of Directors
The Board had two standing committees during fiscal 2008.
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
Code of Ethics
We have adopted a Financial Code of Ethics which has been signed by the CEO, CFO, Controllers and other key personnel. A copy of the Code of Ethics was provided as an exhibit to our fiscal 2004 Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of December 19, 2008, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by (a) each person known by Holdings to beneficially own more than 5% of such stock, (b) each Director of Holdings, (c) each of the named executive officers, and (d) all Directors and named executive officers of Holdings as a group:

	Class A	Percentage of
	Common Stock	Class A
Name and Address of	Beneficially	Common Stock
Beneficial Owner	Owned	Outstanding
La Cadena(1)	35,152	100%
Jack H. Brown(1)(2)	35,152	100%
Phillip J. Smith(2)	—	—
James W. Lee(2)	—	—
Dennis L. McIntyre(2)
George A. Frahm(2)
Thomas W. Field, Jr.(2)	—	—
Bruce D. Varner(2)	—	—
Ronald G. Skipper(2)	—	—
All Directors and executive officers as a group (8 persons)(1)	35,152	100%

(1)	The 35,152 outstanding shares of Holdings’ Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partners of La Cadena. The sole equity partner of La Cadena is The Jack H. Brown Revocable Trust. Mr. Brown’s Trust has the sole voting interest and Mr. Brown is the Managing General Partner of La Cadena with the power to vote the shares of Holdings owned by La Cadena on all matters. The address of La Cadena is 3750 University Avenue, Suite 610, Riverside, California 92501.

(2)	The address of Messrs. Brown, Smith, Lee, McIntyre, Frahm, Field, Varner and Skipper is c/o Stater Bros. at 301 S. Tippecanoe Avenue, San Bernardino, California 92408.
Change of Control Arrangements
None

Item 13. Certain Relationships and Related Transactions
Mr. Bruce D. Varner and the law firm of Varner & Brandt LLP, of which Mr. Varner is the Senior Partner, have performed legal services in the past for Holdings and its subsidiaries. The total cost of such legal services incurred by us was $3.4 million, $2.4 million and $2.8 million in fiscal 2006, 2007 and 2008, respectively. In addition, Mr. Varner was paid Director fees of $51,500, $53,500 and $54,000 in fiscal 2006, 2007 and 2008, respectively. We believe that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner & Brandt LLP were at least as fair to us as could have been obtained from unaffiliated law firms. We expect such services to continue in the future.
On July 25, 2006, we paid a $5.0 million dividend to La Cadena. On April 27, 2007, we paid a $5.0 million dividend to La Cadena. On September 25, 2008 we paid a $5.0 million dividend to La Cadena.
The 35,152 outstanding shares of Holdings’ Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partner of La Cadena. The sole partner of La Cadena is The Jack H. Brown Revocable Trust. Mr. Brown’s Trust has the sole interest and Mr. Brown is the Managing General Partner of La Cadena with the power to vote the shares of Holdings owned by La Cadena on all matters.
Item 14. Principal Accounting Fees and Services
Audit Fees
Ernst & Young LLP fees for audit services aggregated $686,000 in fiscal 2008 and $676,000 in fiscal 2007 for services associated with the annual audit of Holdings and Markets and reviews of Holdings quarterly reports on Form 10-Q.
Audit Related Fees
Ernst & Young LLP billed us in aggregate $2,000 in fiscal 2008 for online subscriptions and $2,000 in fiscal 2007 for online subscriptions
Tax Fees
Ernst & Young LLP billed us in aggregate $40,000 in fiscal 2008 and $44,000 in fiscal 2007 for tax compliance, tax advice and tax planning services.
All Other Fees
Ernst & Young LLP billed us an aggregate of $95,000 in fiscal 2008 related to changes in tax methods for gift cards and for liquor license and LAMBRA tax credits.

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

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Annual report on Form 10-K for the fiscal year ended September 25, 2005

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Current Report on form 8-k dated April 17, 2007

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Current Report on Form 8-K dated April 20, 2007

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994

(6)	Previous filed with the Securities and Exchange Commission as exhibits to Registrant’s Quarterly report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000

(7)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000

(8)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 29, 2002

(9)	Incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q for the quarter ended June 27, 2004

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 25, 2005

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-0350671 dated July 24, 2007

(12)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 28, 2008

STATER BROS. HOLDINGS INC.
FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2008
FORM 10-K
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 19, 2008 Date	Stater Bros. Holdings Inc.
	By:	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack H. Brown Jack H. Brown	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2008

/s/ Thomas W. Field, Jr. Thomas W. Field, Jr.	Vice Chairman of the Board and Director	December 19, 2008

/s/ Ronald G. Skipper Ronald G. Skipper	Director	December 19, 2008

/s/ Bruce D. Varner Bruce D. Varner	Secretary and Director	December 19, 2008

/s/ Phillip J. Smith Phillip J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Stater Bros. Holdings Inc.
     We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. as of September 30, 2007 and September 28, 2008, and the related consolidated statements of income, stockholder’s equity (deficit), and cash flows for the 52-week period ended September 24, 2006, the 53-week period ended September 30, 2007 and the 52-week period ended September 28, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. at September 30, 2007 and September 28, 2008, and the consolidated results of its operations and its cash flows for the 52-week period ended September 24, 2006, the 53-week period ended September 30, 2007 and the 52-week period ended September 28, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst &Young LLP
Irvine, California
December 17, 2008

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Sept. 30,	Sept. 28,
	2007	2008
ASSETS
Current assets
Cash and cash equivalents	$277,062	$144,942
Restricted cash	8,121	5,621
Receivables, net of allowance of $1,006 and $2,671	46,391	52,357
Income tax receivables	—	4,636
Inventories	202,073	233,719
Prepaid expenses	11,026	9,311
Deferred income taxes	23,939	26,863

Total current assets	568,612	477,449

Property and equipment
Land	112,029	111,899
Buildings and improvements	479,808	572,496
Store fixtures and equipment	403,052	448,178
Property subject to capital leases	24,747	10,061

	1,019,636	1,142,634

Less accumulated depreciation and amortization	389,992	410,308

	629,644	732,326

Deferred income taxes, long-term	22,889	21,178
Deferred debt issurance costs, net	17,671	14,478
Long-term receivable	22,228	22,228
Goodwill	2,894	2,894
Other assets	6,340	6,322

	72,022	67,100

Total assets	$1,270,278	$1,276,875

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)

	Sept. 30,	Sept. 28,
	2007	2008
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$187,978	$167,647
Accrued payroll and related expenses	60,761	62,223
Other accrued liabilities	77,109	77,088
Accrued income taxes	4,727	—
Current portion of capital lease obligations	1,008	1,162

Total current liabilities	331,583	308,120

Long-term debt	810,000	810,000
Capital lease obligations, less current portion	6,285	5,124
Long-term portion of self-insurance and other reserves	36,307	35,164
Long-term deferred benefits	57,388	66,340
Other long-term liabilities	19,436	11,621

Total liabilities	1,260,999	1,236,369

Commitments and contingencies

Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0 in 2007 and 2008	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 35,770 in 2007 and 35,152 in 2008	—	—
Additional paid-in capital	9,096	8,939
Accumulated other comprehensive loss	(9,037)	(5,200)
Retained earnings	9,220	36,767

Total stockholder’s equity	9,279	40,506

Total liabilities and stockholder’s equity	$1,270,278	$1,276,875

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)

	Fiscal Year Ended
	Sept. 24,	Sept. 30,	Sept. 28,
	2006	2007	2008
	(52 weeks)	(53 weeks)	(52 weeks)

Sales	$3,508,794	$3,674,427	$3,741,254
Cost of goods sold	2,578,435	2,674,563	2,743,074

Gross profit	930,359	999,864	998,180

Operating expenses:
Selling, general and administrative expenses	790,756	818,863	829,697
Depreciation and amortization	46,642	48,715	52,987

Total operating expenses	837,398	867,578	882,684

Operating profit	92,961	132,286	115,496

Interest income	10,284	14,151	5,735
Interest expense	(57,238)	(59,586)	(57,464)
Interest expense related to purchase of debt	—	(3,953)	—
Other income (expenses), net	(1,996)	(224)	2,863

Income before income taxes	44,011	82,674	66,630

Income taxes	17,945	33,279	26,000

Net income	$26,066	$49,395	$40,630

Earnings per average common shares outstanding	$697.21	$1,356.19	$1,136.03

Dividends per common share outstanding at end of year	$135.52	$139.78	$142.24

Average common shares outstanding	37,386	36,422	35,765

Common shares outstanding at end of year	36,895	35,770	35,152

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	Sept. 24,	Sept. 30,	Sept. 28,
	2006	2007	2008
	(52 weeks)	(53 weeks)	(52 weeks)
Operating activities:
Net income	$26,066	$49,395	$40,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,570	60,395	66,960
Amortization of debt issuance costs	3,038	5,496	3,193
Premium paid on purchase of debt	—	(1,750)	—
Deferred income taxes	(2,693)	(16,374)	(1,213)
(Gain) loss on disposals of assets	2,176	403	(2,522)
Changes in operating assets and liabilities:
Decrease in restricted cash	4,879	16,000	2,500
(Increase) decrease in receivables	7,589	(11,226)	3,461
(Increase) decrease in income tax receivables	(1,413)	3,863	(4,727)
Increase in inventories	(10,729)	(6,042)	(31,646)
(Increase) decrease in prepaid expenses	116	(3,937)	1,701
(Increase) decrease in other assets	92	(33)	18
Increase (decrease) in accounts payable	11,529	32,151	(20,331)
Increase (decrease) in accrued income taxes	—	4,727	(4,636)
Increase (decrease) in other accrued liabilities	(6,264)	14,843	1,441
Increase (decrease) in long-term reserves	(3,483)	25,283	3,831

Net cash provided by operating activities	89,473	173,194	58,660

Financing activities:
Proceeds from issuance of long-term debt	—	285,000	—
Debt issuance costs	—	(7,195)	—
Dividends paid	(5,000)	(5,000)	(5,000)
Stock redemption	(18,750)	(15,000)	(8,240)
Principal payment on long-term debt	—	(175,000)	—
Principal payments on capital lease obligations	(1,134)	(1,055)	(1,007)

Net cash provided by (used in) financing activities	(24,884)	81,750	(14,247)

Investing activities:
Increase (decrease) in short-term investments	(26,849)	26,849	—
Incerease (decrease) in store reimbursement	(343)	145	(9,427)
Increase in long-term receivable	(12,160)	(10,068)	—
Purchase of property and equipment	(95,797)	(193,560)	(170,629)
Proceeds from sale of property and equipment	5,708	207	3,523

Net cash used in investing activities	(129,441)	(176,427)	(176,533)

Net increase (decrease) in cash and cash equivalents	(64,852)	78,517	(132,120)
Cash and cash equivalents at beginning of period	263,397	198,545	277,062

Cash and cash equivalents at end of period	$198,545	$277,062	$144,942

Interest paid	$58,563	$57,587	$65,707
Income taxes paid	$22,050	$34,850	$39,300
See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
(In thousands except shares)

					Accumulated		Total
		Class A		Additional	Other Comp-	Retained	Stockholder’s	Comp-
	Common	Common Stock		Paid-in	rehensive	Earnings	Equity	rehensive
	Stock	Shares	Amount	Capital	Gain (Loss)	(Deficit)	(Deficit)	Income
Balance at September 25, 2005	—	38,301	$—	$9,740	$—	$(23,135)	$(13,395)
Net income for 52 weeks ended September 24, 2006	—	—	—	—	—	26,066	26,066	$26,066
Dividend paid	—	—	—	—	—	(5,000)	(5,000)	—
Stock redemption	—	(1,406)	—	(358)	—	(18,392)	(18,750)	—

Balance at September 24, 2006	—	36,895	—	9,382	—	(20,461)	(11,079)	$26,066

Net income for 53 weeks ended September 30, 2007	—	—	—	—	—	49,395	49,395	$49,395
SFAS No. 158 Adjustment(net of tax of $6,214)	—	—	—	—	(9,037)	—	(9,037)	—
Dividend paid	—	—	—	—	—	(5,000)	(5,000)	—
Stock redemption	—	(1,125)	—	(286)	—	(14,714)	(15,000)	—

Balance at September 30, 2007	—	35,770	—	9,096	(9,037)	9,220	9,279	$49,395

Net income for 52 weeks ended September 28, 2008	—	—	—	—	—	40,630	40,630	$40,630
Other Comprehensive gain (net of tax of $2,607)	—	—	—	—	3,792	—	3,792	3,792
Other	—	—	—	—	45	—	45	45
Dividend paid	—	—	—	—	—	(5,000)	(5,000)	—
Stock redemption	—	(618)	—	(157)	—	(8,083)	(8,240)	—

Balance at September 28, 2008	—	35,152	$—	$8,939	$(5,200)	$36,767	$40,506	$44,467

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2008
Note 1 — The Company and Summary of Significant Accounting Policies
     Description of Business
     Stater Bros. Holdings Inc. (the “Company”) is engaged primarily in the operation of retail supermarkets. As of September 28, 2008, the Company operated 165 retail grocery supermarkets under the name “Stater Bros. Markets.” The Company’s supermarkets are located in the Southern California counties of San Bernardino, Riverside, Los Angeles, Orange, San Diego and Kern. The Company and its predecessor companies have operated retail grocery stores under the “Stater Bros. Markets” name in Southern California since 1936.
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
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
     Fiscal Year
     The Company’s fiscal year ends on the last Sunday in September. The years ended September 24, 2006 and September 28, 2008 were 52-week years while the year ended September 30, 2007 was a 53-week year.
     Cash and Cash Equivalents
     Cash and cash equivalents are reflected at cost, which approximates their fair value, and consist primarily of overnight repurchase agreements, certificates of deposit and money market funds with maturities of less than three months when purchased.
     Restricted Cash
     Restricted cash represents cash that has been set aside as collateral on certain workers’ compensation and general liability self-insurance reserves. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents. Subsequent to September 28, 2008, $2.5 million of restricted cash, held as collateral on self-insurance reserves, was released.
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
     The average estimated economic lives are as follows:

	Range	Most Prevalent
Buildings and improvements	5 - 40 Years	20 Years
Store furniture and equipment	3 - 10 Years	8 Years
Property subject to capital leases	Life of Lease	20 Years
     Deferred Debt Issuance Costs
     Direct costs incurred as a result of financing transactions are capitalized and amortized to interest expense over the terms of the applicable debt agreements.
     Deferred Compensation Plan
     The Company maintains the Stater Bros Holdings Inc. Phantom Stock Plan (the “deferred compensation plan”). It is the Company’s policy to expense awarded units under the deferred compensation plan to the extent that they vest and appreciate during the accounting period.
     Self-Insurance Reserves
     The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.8% in fiscal 2007 and 6.25% in fiscal 2008. The Company is self-insured, subject to certain retention levels, for health care costs of eligible non-bargaining unit employees. Such health care reserves are not discounted.
     Income Taxes
     The Company provides for deferred income taxes as timing differences arise between income and expenses recorded for financial and income tax reporting purposes. The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that more-likely-than-not will not be realized.
     Revenue Recognition
     The Company recognizes revenue from the sale of its products at the point of sale to the customer. Sales are recognized net of any discounts given to the customer. The Company recognizes a liability when gift cards or gift certificates are sold and recognizes sales revenue when the gift cards or gift certificates are used to purchase its products. Gift cards do not have an expiration date and the Company does not charge any service fees that cause a reduction to gift card balances. Gift cards whose likelihood of redemption is deemed to be remote, due primarily to periods of inactivity, are recognized into income. Santee recognizes revenue as shipments are received by its customers. Sales are recognized net of promotional discounts. Prescription sales are recognized when prescriptions are adjudicated by the third party insurer and when co-payment is received.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Cost of Goods Sold
     Included in cost of goods sold are direct product purchase costs, all in-bound freight costs, all direct receiving and inspection costs, all quality assurance costs, all warehousing costs and all costs associated with transporting goods from the Company’s distribution facilities to its stores, net of earned vendor rebates and allowances. Also included in cost of goods sold are Santee’s shipping and handling costs incurred related to delivering product to its customers. Santee’s shipping and handling costs billed to customers are included in sales. The Company recognizes, as a reduction to cost of goods sold, certain rebates and allowances (“allowances”) from its vendors as the allowances are earned. Allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned. Included as a reduction in cost of goods sold for fiscal 2006, fiscal 2007 and fiscal 2008 is $3.0 million, $5.3 million and $5.8 million, respectively, of advertising costs in excess of the fair value of the co-operative advertising.
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
     As noted under “Cost of Goods Sold”, the Company includes all purchasing and distribution costs to deliver the product for sale to its stores in cost of goods sold, except for certain salary, wages and administrative costs associated with the purchasing of its products. The amount of salary, wages and administrative costs associated with the purchase of its products included in selling, general and administrative costs was $1.0 million in both fiscal 2006 and fiscal 2007 and $1.2 million in fiscal 2008.
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
     Advertising
     The Company’s advertising costs, net of vendor allowances for co-operative advertising, are recognized in the period the advertising is incurred and are included in selling, general and administrative expenses. Advertising costs, net of vendor allowances, were $35.4 million, $28.1 million and $23.7 million in fiscal 2006, 2007 and 2008, respectively.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Advertising Allowances
     A significant portion of the Company’s advertising expenditures is in the form of twice weekly print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. The Company recognized the portion of co-operative advertising allowances directly related to the fair value of advertising as a reduction in advertising costs. The Company analyzes, on a monthly basis, the direct out-of-pocket costs for printing and distributing its print ads. Using the number of ads in a typical twice weekly advertisement, the actual direct costs of an individual advertisement is determined. The cost determined is deemed to be the fair value of advertising. The amount of co-operative advertising allowance recognized as a reduction in advertising expense was $6.1 million in both fiscal 2006 and fiscal 2007 and $4.4 million in fiscal 2008. The amount of advertising costs in excess of the fair value of advertising is recorded as a reduction in cost of goods sold.
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
     Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS No. 141R applies prospectively to business combination for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. SFAS 141R will only affect the Company’s financial condition and results of operations to the extent it has business consolidations after the effective date.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 states that fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts and establishes a hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157, for financial items, is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements.
     In February 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No 157” (“FSP FAS 157-2”) FSP FAS 157-2 amends FASB Statement No. 157, to delay the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of Statement 157 to fiscal years beginning after 15 November 2008, and interim periods within those fiscal years. For the purpose of applying the FSP, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset and financial liability in FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Company is currently evaluating the impact of the adoption of FSP FAS 157-2 on its consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Recent Accounting Pronouncements (contd.)
     In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective as of the issuance date and is not expected to have a material effect on the Company’s financial position or results of operations.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 2 — Goodwill
     The Company tests its goodwill by comparing the fair value, calculated using a discounted cash flow method for the Company’s Retail reporting segment, the only reporting segment which has goodwill, to the respective carrying value of the Retail reporting segment. The Retail reporting segment is composed of the operating segments Markets and Super Rx. The Company has identified the assets and liabilities of the Retail reporting segment, including goodwill, to determine its carrying value. Goodwill is considered impaired if the carrying value exceeds the fair value of the reporting segment. As of September 28, 2008, the Company performed this assessment and determined there was no indication of goodwill impairment.
Note 3 — Issuance of New Debt and Early Extinguishment of Debt
     On April 18, 2007, the Company issued $285.0 million in aggregate principal amount of unregistered and unsecured 7.75% Senior Notes due April 15, 2015 in a private offering. On September 7, 2007, the Company completed the exchange of the unregistered 7.75% Senior Notes due April 15, 2015 for virtually identical registered $285.0 million unsecured 7.75% Senior Notes due April 15, 2015 collectively (the “7.75% Senior Notes”). The Company incurred $7.2 million of debt issuance costs related to the issuance of the 7.75% Senior Notes, which will be amortized over the term of the Notes to interest expense.
     On June 18, 2007, the Company used part of the proceeds from the issuance of the 7.75% Senior Notes to redeem all of its $175.0 million Floating Rate Senior Notes due 2010 (the “Floating Rate Senior Notes”) for $176.8 million which included a redemption premium of $1.8 million, plus accrued interest. In connection with the redemption of the Floating Rate Senior Notes, the Company expensed approximately $2.2 million of unamortized deferred offering costs related to the Floating Rate Senior Notes. The $1.8 million redemption premium and the $2.2 million of unamortized deferred offering costs were expensed to interest related to purchase of debt.
Note 4 — Debt
     Long-term debt consisted of the following:

	Fiscal Year Ended
	Sept. 30,	Sept. 28,
	2007	2008
	(In thousands)
8.125% Senior Notes due 2012	525,000	525,000

7.75% Senior Notes due 2015	285,000	285,000

Total long-term debt	$810,000	$810,000

     Interest on the 8.125% Senior Notes due June 2012 (the “8.125% Senior Notes”), is payable semi-annually in arrears on June 15 and December 15. Principal on the 8.125% Senior Notes is due in fiscal 2012.
     Interest on the 7.75% Senior Notes is payable semi-annually in arrears on April 15 and October 15. Principal on the 7.75% Senior Notes is due in fiscal 2015.
     Interest capitalized during fiscal years 2006, 2007 and 2008 amounted to $4.3 million, $9.8 million and $11.3 million, respectively. Interest expense incurred, before the effect of capitalized interest, during fiscal years 2006, 2007 and 2008 amounted to $61.5 million, $69.4 million and $68.7 million, respectively. In fiscal 2007, the Company also incurred $4.0 million of interest expense related to the purchase of debt for the retirement of $175.0 million of Floating Rate Senior Notes.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 4 — Debt (contd.)
     The Company is subject to certain covenants associated with its 8.125% Senior Notes and its 7.75% Senior Notes. As of September 28, 2008, the Company was in compliance with all such covenants.
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
     Markets is the borrower under the Credit Facility. The Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Development and its indirect subsidiaries Super Rx and Santee (subject, in the case of Santee, to termination upon certain specified events). Subject to certain restrictions, the entire amount of the Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and may be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores and workers’ compensation insurance obligations. The availability of the loans and letters of credit is subject to certain borrowing restrictions.
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
     The Credit Facility requires Markets to meet certain financial tests, including minimum net worth and the maintenance of minimum earning levels. The Credit Facility contains covenants which, among other things, limit the ability of Markets and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, and (iii) make restricted payments. The Credit Facility also contains covenants that apply to the Company and its subsidiaries, and the Company is a party to the Credit Facility for purposes of these covenants. These covenants, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, make restricted payments, enter into transactions with affiliates, and make amendments to the Indenture governing the 8.125% Senior Notes and the 7.75% Senior Notes.

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
     As of September 28, 2008, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
     As of September 28, 2008, between Market’s and Santee’s credit agreements, the Company had $49.8 million of outstanding letters of credit and it had $55.2 million available under the revolving credit facilities.
     The Company had no short-term borrowings outstanding at the end of fiscal years 2007 and 2008. During fiscal 2008, the Company incurred $0.8 million in short-term borrowing under Santee’s credit facility which was fully re-paid during fiscal 2008. The Company did not incur any short-term borrowings during fiscal 2007.
Note 6 — Leases
     The Company leases the majority of its retail stores. Certain of the operating leases provide for minimum annual payments that change over the life of the lease. The Company expenses rental costs that are incurred during new store construction in the period incurred.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 6 — Leases (contd.)
     Following is a summary of future minimum lease payments as of September 28, 2008:

		Operating
		Leases	Noncancelable
	Capital	Minimum	Sublease
	Leases	Payments	Income
	(In thousands)
2009	$2,109	$34,327	$2,812
2010	2,109	32,843	4,284
2011	2,099	29,597	4,197
2012	1,403	26,199	3,236
2013	943	24,010	3,037
Thereafter	319	175,600	23,165

Total minimum lease payments	8,982	$322,576	$40,731

Less amounts representing interest	2,696

Present value of minimum lease payments	6,286
Less current portion	1,162

Long-term portion	$5,124

Rental expense and sublease income were as follows:

	Sept. 24, 2006	Sept. 30, 2007	Sept. 28, 2008
		(In thousands)
Minimum rentals	$30,827	$33,014	$33,454
Rentals based on sales	$14,092	$14,368	$15,020
Sublease income	$1,327	$1,303	$1,383
     During fiscal 2007, the Company entered into a fifteen year sublease with a third party (the “sublessee”), which also contains three, five year lease options, to lease the Company’s former headquarters building and certain distribution facilities located in Colton, California (the “Former Facilities”). The current lease on the Former Facilities contains multiple lease options that gives the Company the right to control the property through May 2038. The annual rent for each option period is fixed and is deemed to be below market value. Under the sublease, the sublessee agreed to assume all lease payments and other liabilities under the lease and sublessee paid the Company $2.0 million for the rights to the lease. The $2.0 million received from the sublease will be amortized into income over the life of the initial sublease term. The Company has exercised lease options to extend the lease under the master lease agreement to May 2023. The Company’s lease payments on the Former Facilities are included in the “Operating lease minimum payments” and the sublessee’ lease payments are included in “Noncancelable sublease income”.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 7 — Income Taxes
     The provision for income taxes consisted of the following:

	Sept. 24, 2006	Sept. 30, 2007	Sept. 28, 2008
		(in thousands)
Current
Federal	$16,092	$34,141	$23,756
State	3,957	8,876	6,095

	20,049	43,017	29,851

Deferred
Federal	(1,394)	(8,209)	(2,826)
State	(710)	(1,529)	(1,025)

	(2,104)	(9,738)	(3,851)

Income tax expense	$17,945	$33,279	$26,000

A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

	Sept. 24, 2006	Sept. 30, 2007	Sept. 28, 2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax benefit	5.8	5.8	5.8
Tax credits	(1.4)	(1.1)	(2.3)
Other	1.4	0.6	0.5

Effective tax rate	40.8%	40.3%	39.0%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 7 — Income Taxes (contd.)
     Components of deferred income taxes are as follows:

	Sept. 30, 2007	Sept. 28, 2008
	(In thousands)
Deferred income tax assets:
Self-insurance reserves	$23,709	$23,486
Deferred compensation	23,383	28,488
Payroll liabilities	17,083	14,165
State franchise tax	3,136	2,282
Inventories	2,237	2,211
Income deferred for book purposes	1,569	2,230
Tax credits and operating loss carry forwards	3,960	3,261
Other, net	344	904

Total deferred income tax assets	75,421	77,027

Deferred income tax liabilities:
Property and equipment	(24,854)	(25,096)
Other assets	(2,058)	(2,209)
Investment in unconsolidated affiliate	(1,681)	(1,681)

Total deferred income tax liabilities	(28,593)	(28,986)

Net deferred income tax assets	$46,828	$48,041

     As of September 28, 2008, the Company had approximately $8.8 million of federal net operating loss carryforwards which expire between in 2011 through 2019 if not utilized. Although there can be no assurances as to future taxable income of the Company, the Company believes that its expectations of future taxable income, when combined with the income taxes paid in prior years and established valuation reserves, will be adequate to realize the deferred income tax assets.
     The Company establishes deferred tax liabilities for anticipated tax timing differences where payment of tax is anticipated. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and the amounts may be adjusted over time as additional information becomes known.
     The Company does not have any material tax positions that meet a less than a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During fiscal 2008, there have been no material changes to the amount of uncertain tax positions.
     The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as either interest expense or other operating expenses.
     During fiscal 2008, the Internal Revenue Service (“IRS”) concluded their review of the federal tax returns for the Company’s fiscal 2004 and fiscal 2005 tax returns and the IRS made no changes to the Company’s reported taxes. For federal tax purposes, the Company is subject to review on its fiscal 2006 and fiscal 2007 tax returns. The Company is currently under audit for its fiscal 2005 state tax return by the State of California’s Franchise Tax board (“FTB”). To date, the FTB has only made information document requests related to net operating losses and Manufacturer’s Investment tax credits generated by Santee. For state tax purposes, the Company is subject to review on its fiscal 2005 through fiscal 2007 state tax returns.

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
     On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires, among other things, the recognition of the funded status of the pension plan on the balance sheet. The impact of the implementation of the standard due to previously unrecognized prior service cost and actuarial gains/losses were recognized in fiscal 2007 to accumulated other comprehensive gain/loss, a component of shareholder’s equity (deficit):

	Retirement Benefits
	Before		After
	Implementation	Change due to	Implementation
	of SFAS 158	SFAS 158	of SFAS 158
		(in thousands)
Deferred tax assets	$40,614	$6,214	$46,828
Pre-paid pension	$1,904	$(1,904)	$—
Total assets	$1,265,968	$4,310	$1,270,278
Pension liability	$—	$12,403	$12,403
Other post retirement liability	$496	$944	$1,440
Total liabilities	$1,247,652	$13,347	$1,260,999
Accumulated other comprehensive loss	$—	$(9,037)	$(9,037)
Total stockholder’s equity	$18,316	$(9,037)	$9,279
Total liabilities and stockholder’s equity	$1,265,968	$4,310	$1,270,278
     Amounts recognized in accumulated other comprehensive gain/loss for the qualified defined pension plan:

	Pension Plan		Medical Plan
	Sept. 30,	Sept. 28,	Sept. 30,	Sept. 28,
	2007	2008	2007	2008
	(in thousands)
Prior service cost	$9	$2	$736	$(78)
Net actuarial (gain) loss	$14,298	$(6,269)	$208	$(130)

Total recognized in accumulated other comprehensive (gain)/loss, before tax	$14,307	$(6,267)	$944	$(208)

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 8 — Retirement Plans (contd.)
Pension and Medical Plans (contd.)
     The following tables provide a reconciliation of the changes in the pension plan’s benefit obligation and fair value of assets for fiscal years ending and a statement of the funded status as of the fiscal years ended September 30, 2007 and September 28, 2008:

	Pension Plan		Medical Plan
	Sept. 30,	Sept. 28,	Sept. 30,	Sept. 28,
	2007	2008	2007	2008
		(in thousands)
Change in benefit obligation:
Beginning balance	$57,378	$58,273	$1,211	$1,440
Service cost	2,659	2,632	43	41
Interest cost	3,250	3,504	81	88
Actuarial (gain) loss	(2,942)	(1,386)	164	(123)
Benefit payments	(2,072)	(10,173)	(59)	(82)

Ending balance	$58,273	$52,850	$1,440	$1,364

Change in fair value of plan assets:
Beginning balance	$38,666	$45,870	$—	$—
Actual return on plan assets	2,440	(1,413)	—	—
Employer contributions	6,836	4,926	59	82
Benefit payments	(2,072)	(1,386)	(59)	(82)

Ending balance	$45,870	$47,997	$—	$—

Funded status:
Fair value of plan assets	$45,870	$47,997	$—	$—
Projected benefit obligation	58,273	52,850	1,440	1,364

Funded status	$(12,403)	$(4,853)	$(1,440)	$(1,364)

     Market related value of plan assets is calculated using fair market value, as provided by a third-party trustee. The plan’s investments include cash, which earns interest, governmental securities and corporate bonds and securities, all of which have quoted market values.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 8 — Retirement Plans (contd.)
Pension Plan
     The following table provides the components of fiscal 2006, 2007 and 2008 net pension expense:

	Sept. 24,	Sept. 30,	Sept. 28,
	2006	2007	2008
		(in thousands)
Expected return on assets	$(1,704)	$(2,652)	$(3,076)
Service cost	2,715	2,659	2,632
Interest cost	2,970	3,250	3,504
Amortization of prior service cost	(2)	(2)	(2)
Amortization of recognized losses	1,070	892	584

Net pension expense	$5,049	$4,147	$3,642

Actuarial assumptions used to determine net pension expense were:
Discount rate	5.50%	5.80%	6.25%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	5.00%	6.50%	6.50%

Actuarial assumptions used to determine year-end projected benefit obligation were:

Weighted-average discount rate	5.80%	6.25%	7.50%
Weighted-average rate of compensation increase	3.00%	3.00%	3.00%
     Expenses recognized for this retirement plan were $5.6 million, $4.7 million and $4.2 million in 2006, 2007 and 2008, respectively.
     The Company has adopted and implemented an investment policy for the defined benefit pension plan that incorporates a strategic long-term asset allocation mix designed to meet the Company’s long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. The following table summarizes actual allocations for the Company’s plan at the end of fiscal 2007 and fiscal 2008:

		Sept. 30,	Sept. 28,
	Target	2007	2008
Asset category:
Fixed income	65%	75%	67%
Equity	35%	16%	33%
Cash and other	0%	9%	0%

Total	100%	100%	100%

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
     The Company expects to contribute approximately $4.4 million to its defined benefit pension plan during 2009.
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Pension
Benefits
(in thousands)
2009	$1,984
2010	$2,706
2011	$2,626
2012	$2,831
2013	$3,637
2014 - 2018	$22,320
Medical Plan
     The following table provides the components of fiscal 2006, 2007 and 2008 net periodic benefit costs:

	Sept. 24,	Sept. 30,	Sept. 28,
	2006	2007	2008
		(in thousands)
Service cost	$44	$43	$41
Interest cost	65	81	88
Amortization of prior service cost	78	78	78
Amortization of recognized losses	—	10	7

Net periodic benefit costs	$187	$212	$214

Actuarial assumptions used to determine net periodic benefit costs were:
Discount rate	5.50%	5.80%	6.25%

Actuarial assumptions used to determine year-end projected benefit obligation were:
Weighted-average discount rate	5.80%	6.25%	7.50%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 8 — Retirement Plans (contd.)
     Medical Plan (contd.)
     Expenses recognized for the medical plan were $57,000, $555,000 and $214,000 in 2006, 2007 and 2008, respectively.
     The Company expects to contribute approximately $85,000 to the medical plan during 2009.
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Medical
Benefits
(in thousands)
2009	$85
2010	$99
2011	$111
2012	$123
2013	$134
2014-2018	$647
Profit Sharing Plan
     The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $1.1 million in each of the fiscal years 2006 and 2007 and $1.2 million in the fiscal year 2008.
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
     The Company’s expense for these retirement plans and health and welfare plans consisted of the following:

	Sept. 24,	Sept. 30,	Sept. 28,
	2006	2007	2008
		(in thousands)
Multi-Employer Pension Plans	$38,022	$38,548	$40,508
Multi-Employer Health and Welfare	92,905	74,376	71,342

Total Multi-Employer Benefits	$130,927	$112,924	$111,850

     The Company’s employer contributions fluctuate as a result of changes to employer contributions outlined in collective bargaining agreements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 9 — Segment Information
     The Company has three operating segments: Markets, Super Rx and Santee. Markets and Super Rx provide retail grocery, general merchandise and pharmaceutical products to customers through the Company’s supermarkets. Santee processes, packages and distributes milk, fruit drinks and cultured milk products to Markets and other customers. As Markets and Super Rx have similar customers, regulatory requirements and delivery methods to customers, we aggregate Markets and Super Rx into a single reportable segment. Aggregating Markets and Super Rx results in two reportable segments for the Company: Retail and Dairy Manufacturing. Separate disclosures for the Dairy Manufacturing segment have not been made as sales, profits and total assets for this segment are less than 10% of consolidated sales, profits and total assets of the Company. Financial information for the Dairy Manufacturing segment is included in the “all other” category in the following tables:

	Retail	All Other	Total
		(in thousands)
Fiscal year ended September 24, 2006
Sales to external customers	$3,410,343	$98,451	$3,508,794
Intersegment sales	$—	$74,885	$74,885
Depreciation and amortization	$46,527	$115	$46,642
Operating profit	$91,902	$1,059	$92,961
Interest income	$9,645	$639	$10,284
Interest expense	$(1,376)	$(55,862)	$(57,238)
Income tax expense (benefit)	$40,932	$(22,987)	$17,945
Net income (loss)	$57,056	$(30,990)	$26,066
Total assets	$1,415,146	$(357,054)	$1,058,092
Capital expenditures	$94,193	$1,604	$95,797

	Retail	All Other	Total
		(in thousands)
Fiscal year ended September 30, 2007
Sales to external customers	$3,573,075	$101,352	$3,674,427
Intersegment sales	$—	$88,337	$88,337
Depreciation and amortization	$48,597	$118	$48,715
Operating profit (loss)	$133,882	$(1,596)	$132,286
Interest income	$10,536	$3,615	$14,151
Interest expense	$(1,237)	$(62,302)	$(63,539)
Income tax expense (benefit)	$58,692	$(25,413)	$33,279
Net income (loss)	$84,085	$(34,690)	$49,395
Total assets	$1,588,772	$(318,494)	$1,270,278
Capital expenditures	$191,873	$1,687	$193,560

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 9 — Segment Information (contd.)

	Retail	All Other	Total
		(in thousands)
Fiscal year ended September 28, 2008
Sales to external customers	$3,636,125	$105,129	$3,741,254
Intersegment sales	$—	$100,745	$100,745
Depreciation and amortization	$52,898	$89	$52,987
Operating profit (loss)	$115,499	$(3)	$115,496
Interest income	$3,184	$2,551	$5,735
Interest expense	$(1,103)	$(56,361)	$(57,464)
Income tax expense (benefit)	$48,381	$(22,381)	$26,000
Net income (loss)	$71,117	$(30,487)	$40,630
Total assets	$1,659,996	$(383,121)	$1,276,875
Capital expenditures	$168,886	$1,743	$170,629
Note 10 — Labor Relations
     The Company’s collective bargaining agreements with the UFCW were renewed in March 2007 and extends through March 2011. The Company’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in September 2005 and expires in September 2010. Santee’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in July 2007 and expires in February 2012. Management believes it has good relations with its employees.
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
     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	September 28, 2008
	(In thousands)
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$144,942	$144,942
Receivables	$56,993	$56,993
Long-term receivable	$22,228	$22,228
Long-term debt	$810,000	$782,400
Capitalized lease obligations	$6,286	$6,286
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
     In May of 2005, a California based company known as Whyrunout.com made a claim against Markets for alleged breach of an agreement for grocery home delivery services alleging in excess of $10.0 million in damages. On September 12, 2006, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement and Release Agreement”) with Whyrunout.com, Inc. The Settlement and Release Agreement resolved all disputes between Markets and Whyrunout.com, Inc., under a Second Exclusive Delivery Service Agreement (the “Delivery Agreement”), without either party admitting liability. Under the Settlement and Release Agreement, Markets agreed to make a one time payment to Whyrunout.com, Inc. of $3.7 million, which was paid on September 21, 2006, the Delivery Agreement was terminated and each party released the other from any and all current and future claims.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 13 — Deferred Compensation Plan
     The Company maintains a deferred compensation plan for certain executives of Markets. Mr. Jack H. Brown is not eligible to receive awards. Awards under the plan are for units that have an assigned value. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will terminate and no payment will be made. As of September 30, 2007 and September 28, 2008, there were 708,000 and 748,000 units outstanding, respectively. The Company recognized an expense for the plan of $8.6 million, $14.5 million and $12.1 million in 2006, 2007 and 2008, respectively.
Note 14 — Related Party Transactions
     On April 27, 2007, the Company paid a $5.0 million dividend to La Cadena Investments and on September 25, 2008 the Company paid a $5.0 million dividend to La Cadena Investments.
     The Company paid legal fees of $3.4 million, $2.4 million and $2.8 million in fiscal 2006, 2007 and 2008, respectively, to the law firm of Varner & Brandt LLP. Mr. Bruce D. Varner is the Senior Partner of Varner & Brandt LLP and is also a director of the Company. Mr. Varner received director fees of $51,500, $53,500, $54,000 in 2006, 2007 and 2008, respectively.
Note 15 — Stock Redemption
     On April 27, 2007, the Company redeemed 1,125 shares of its Class A Common Stock for $15.0 million. The redemption was for shares distributed to the Moseley Trust by La Cadena.
     On September 25, 2008, the Company redeemed 618 shares of its Class A Common Stock for $8.2 million. The redemption was for shares distributed to the Moseley Trust by La Cadena.
     As of September 28, 2008, based upon the Company’s consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ indenture and, after taking into consideration the January 2006, April 2007 and September 2008 payments to the Moseley Trust and the July 2006, April 2007 and the September 2008 dividend payments, the Company had the ability and right to pay a restricted payment of up to $27.6 million.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 16 — Quarterly Results (unaudited)
     Quarterly results for fiscal 2006, 2007 and 2008 are as follows (in thousands except share and per share amounts):

					Average
		Gross	Operating	Net	Shares	Earnings
	Sales	Profit	Profit	Income	Outstanding	Per Share
Fiscal 2006 Quarters
13 weeks ended 12/25/05	$867,166	$226,715	$17,592	$3,332	38,301	$87.00
13 weeks ended 03/26/06	863,751	232,512	23,442	6,176	37,442	164.95
13 weeks ended 06/25/06	886,221	229,700	24,351	5,742	36,895	155.63
13 weeks ended 09/24/06	891,656	241,432	27,576	10,816	36,895	293.16

	$3,508,794	$930,359	$92,961	$26,066	37,386	$697.21

Fiscal 2007 Quarters
13 weeks ended 12/24/06	$904,354	$241,890	$28,205	$9,902	36,895	$268.38
13 weeks ended 03/25/07	866,062	249,444	33,674	13,460	36,895	364.82
13 weeks ended 06/24/07	910,229	253,787	41,625	15,602	36,178	431.26
14 weeks ended 09/30/07	993,782	254,743	28,782	10,431	35,770	291.61

	$3,674,427	$999,864	$132,286	$49,395	36,422	$1,356.19

Fiscal 2008 Quarters
13 weeks ended 12/30/07	$943,030	$244,429	$27,203	$10,751	35,770	$300.56
13 weeks ended 03/30/08	925,361	256,278	34,581	13,531	35,770	378.28
13 weeks ended 06/29/08	932,668	249,221	28,372	9,179	35,770	256.61
13 weeks ended 09/28/08	940,195	248,252	25,340	7,169	35,750	200.53

	$3,741,254	$998,180	$115,496	$40,630	35,765	$1,136.03