Form 10-Q
period 2008-12-28
STATER BROS HOLDINGS INC
filed 2009-02-11
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of February 11, 2009, there were issued and outstanding
35,152 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
December 28, 2008

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 28,	Dec. 28,
	2008	2008
		(Unaudited)
Current assets
Cash and cash equivalents	$144,942	$122,503
Restricted cash	5,621	3,121
Receivables, net of allowance of $2,671 and $2,740	52,357	55,874
Income tax receivables	4,636	5,622
Inventories	233,719	242,186
Prepaid expenses	9,311	10,122
Deferred income taxes	26,863	24,063

Total current assets	477,449	463,491

Property and equipment
Land	111,899	111,899
Buildings and improvements	572,496	584,805
Store fixtures and equipment	448,178	452,232
Property subject to capital leases	10,061	10,061

	1,142,634	1,158,997

Less accumulated depreciation and amortization	410,308	423,461

	732,326	735,536

Deferred income taxes, long-term	21,178	22,631
Deferred debt issuance costs, net	14,478	13,675
Long-term receivable	22,228	22,228
Goodwill	2,894	2,894
Other assets	6,322	6,315

	67,100	67,743

Total assets	$1,276,875	$1,266,770

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 28,	Dec. 28,
	2008	2008
		(Unaudited)
Current liabilities
Accounts payable	$167,647	$172,747
Accrued payroll and related expenses	62,223	56,670
Other accrued liabilities	77,088	57,067
Current portion of capital lease obligations	1,162	1,206

Total current liabilities	308,120	287,690

Long-term debt	810,000	810,000
Capital lease obligations, less current portion	5,124	4,805
Long-term portion of self-insurance and other reserves	35,164	40,916
Long-term deferred benefits	66,340	67,542
Other long-term liabilities	11,621	11,770

Total liabilities	1,236,369	1,222,723

Commitment and Contingencies

Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 35,152	—	—
Additional paid-in capital	8,939	8,939
Accumulated other comprehensive loss	(5,200)	(5,200)
Retained earnings	36,767	40,308

Total stockholder’s equity	40,506	44,047

Total liabilities and stockholder’s equity	$1,276,875	$1,266,770

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Dec. 30,	Dec. 28,
	2007	2008
Sales	$943,030	$959,253
Cost of goods sold	698,601	712,391

Gross profit	244,429	246,862

Operating expenses
Selling, general and administrative expenses	204,318	211,004
Depreciation and amortization	12,908	13,360

Total operating expenses	217,226	224,364

Operating profit	27,203	22,498

Interest income	2,391	205
Interest expense	(13,581)	(17,100)
Other income, net	1,875	149

Income before income taxes	17,888	5,752

Income taxes	7,137	2,211

Net income	$10,751	$3,541

Earnings per average common shares outstanding	$300.56	$100.73

Average common shares outstanding	35,770	35,152

Shares outstanding at end of period	35,770	35,152

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	13 Weeks Ended
	Dec. 30,	Dec. 28,
	2007	2008
Operating activities:
Net income	$10,751	$3,541
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,107	17,660
Amortization of debt issuance costs	802	803
(Increase) decrease in deferred income taxes	(1,116)	1,347
Gain on disposals of assets	(1,828)	(104)
Changes in operating assets and liabilities:
Decrease in restricted cash	2,500	2,500
Increase in receivables	(7,427)	(3,517)
Increase in income tax receivable	—	(986)
Increase in inventories	(10,802)	(8,467)
(Increase) decrease in prepaid expenses	1,455	(6,761)
Decrease in other assets	16	7
Increase (decrease) in accounts payable	(2,999)	5,100
Increase in accrued income taxes	2,839	—
Decrease in other accrued liabilities	(31,859)	(25,574)
Increase in long-term reserves	6,942	7,103

Net cash used in operating activities	(14,619)	(7,348)

Financing activities:
Principal payments on capital lease obligations	(239)	(275)

Net cash used in financing activities	(239)	(275)

Investing activities:
(Increase) decrease in store construction reimbursement	(2,246)	5,950
Purchase of property and equipment	(52,625)	(20,955)
Proceeds from sale of property and equipment	2,140	189

Net cash used in investing activities	(52,731)	(14,816)

Net decrease in cash and cash equivalents	(67,589)	(22,439)
Cash and cash equivalents at beginning of period	277,062	144,942

Cash and cash equivalents at end of period	$209,473	$122,503

Interest paid	$32,489	$32,633
Income taxes paid	$5,500	$1,850
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 28, 2008
Note 1 – Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended December 28, 2008 are not necessarily indicative of the results that may be expected for the year ending September 27, 2009.
     The consolidated balance sheet at September 28, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K for the year ended September 28, 2008.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP FAS 157-2 did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 became effective for the Company on September 29, 2008 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually and did not have a material effect on the Company’s consolidated financial statements. The Company will defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is evaluating the effect on the consolidated financial statements of the implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 28, 2008
Note 3 – Recent Accounting Pronouncements (contd.)
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
     The Company does not have any material tax positions that meet a less than a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the thirteen weeks ended December 28, 2008, there have been no material changes to the amount of uncertain tax positions.
     The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as either interest expense or other operating expenses.
     For federal tax purposes, the Company is subject to review on its fiscal 2006, fiscal 2007 and fiscal 2008 tax returns. The Company is currently under audit for its fiscal 2005 state tax return by the State of California’s Franchise Tax Board (“FTB”). To-date, the FTB has only made information document requests related to net operating losses and MIC tax credits generated by Santee. For state tax purposes, the Company is subject to review on its fiscal 2005 through fiscal 2008 state tax returns.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 28, 2008
Note 7– Retirement Plans
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
The following table provides the components of net periodic pension expense:

	Dec. 30,	Dec. 28,
	2007	2008
	(in thousands)
Expected return on assets	$(769)	$(806)
Service cost	658	580
Interest cost	876	972
Amortization of prior service cost	(1)	(1)
Amortization of recognized losses	146	50

Net pension expense	$910	$795

Actuarial assumptions used to determine net pension expense were:
Discount rate	6.25%	7.50%
Rate of increase in compensation levels	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%
The Company made approximately $1.1 million of contributions to its noncontributory defined pension plan in the thirteen weeks ended December 28, 2008 and the Company expects to contribute an additional $3.3 million during the remainder of fiscal 2009.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 28, 2008
Note 8– Segment Information
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

	Retail	All Other	Total
	(in thousands)
Quarter ended December 30, 2007
Sales to external customers	$912,972	$30,058	$943,030
Intersegment sales	$—	$26,951	$26,951
Operating profit	$26,562	$641	$27,203
Net income (loss)	$17,458	$(6,707)	$10,751
Total assets	$1,602,623	$(346,910)	$1,255,713

Quarter ended December 28, 2008
Sales to external customers	$930,643	$28,610	$959,253
Intersegment sales	$—	$23,616	$23,616
Operating profit (loss)	$22,812	$(314)	$22,498
Net income (loss)	$13,427	$(9,886)	$3,541
Total assets	$1,681,913	$(415,143)	$1,266,770
Note 9– Subsidiary Guarantee
     The Company has $525.0 million of 8.125% Senior Notes due June 15, 2012 and $285.0 million of 7.75% Senior Notes due April 15, 2015 collectively (“the Notes”).
     The Notes are guaranteed by the Company’s subsidiaries Markets and Development, and the Company’s indirect subsidiaries Super Rx, and Santee (each a “subsidiary guarantor”, and collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and there are no subsidiaries of the Company other than the subsidiary guarantors.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 28, 2008
Note 10– Credit Facilities
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
     The Credit Facility requires Markets to meet certain financial tests, including minimum net worth and the maintenance of minimum earnings levels. The Credit Facility contains covenants which, among other things, limit the ability of Markets and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, and (iii) make restricted payments. The Credit Facility also contains covenants that apply to the Company and its subsidiaries, and the Company is a party to the Credit Facility for purposes of these covenants. These covenants, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, make restricted payments, enter into transactions with affiliates, and make amendments to the Indentures governing the 8.125% Senior Notes and the 7.75% Senior Notes.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 28, 2008
Note 10– Credit Facilities (contd.)
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
     As of December 28, 2008, for purposes of both Markets’ Credit Facility and the Santee Revolver with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
     As of December 28, 2008, between Market’s and Santee’s credit agreements, the Company had $49.8 million of outstanding letters of credit and it had $55.2 million available under the revolving credit facilities.
     The Company had no short-term borrowings outstanding as of December 28, 2008 and December 30, 2007. During the first quarter of fiscal 2008, the Company incurred $0.8 million in short-term borrowing under Santee’s credit facility which was fully re-paid during the first quarter of fiscal 2008. The Company did not incur any short-term borrowings during the first quarter of fiscal 2009.
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
Self-Insurance Reserves
We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by us are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 6.25% for both the thirteen weeks ended December 28, 2008 and December 30, 2007. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. As of December 28, 2008, if the rate utilized to discount the reserves were increased or decreased by 1.0%, the reserves for self insurance would have been $1.3 million higher or $1.2 million lower, respectively.
Employee Benefit Plans
The determination of our obligation and expense for pension benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions are disclosed in “Note 7 – Retirement Plans” in the accompanying notes to the unaudited consolidated financial statements contained herein and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in the assumptions may materially affect our pension obligations and expense for pension benefits.
The discount rate used to calculate the net periodic pension cost was 7.50% for the first quarter of 2009 and 6.25% for the first quarter of fiscal 2008. If the rate used to discount the net periodic pension cost was 6.50%, net periodic pension cost would have been $133,000 higher than the cost calculated at a 7.50% discount rate. If the rate used to calculate the net periodic pension cost was 8.50%, net periodic pension cost would have been $84,000 lower than the cost calculated at the 7.50% discount rate.

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
Goodwill
We review goodwill for impairment annually on a reporting unit level. This review is performed at the end of the fourth quarter unless indicators arise requiring an earlier evaluation. Our Retail reporting unit is the only reporting unit that has goodwill. We determine the fair value of the reporting unit by utilizing a discounted projected cash flows compared to its carrying value of the reporting unit for purposes of identifying impairment. Our evaluation of goodwill impairment requires extensive use of accounting judgment and financial estimates. Use of alternative assumptions such as projected sales and margins and anticipated future cash flows could provide significantly different results. The estimate of fair value could change in the future depending on internal and external factors including control of labor costs, actions of competitors and the effect of future collective bargaining agreements.

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
Gift Cards
We recognize a liability when gift cards are sold and recognize sales revenue when the gift cards are used to purchase our products. Gift cards do not have an expiration date and we do not charge any service fees that cause a decrement to customer balances. While we will indefinitely honor all redeemable gift cards presented for payment, we may determine the likelihood of redemption to be remote for unredeemed card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent there is no requirement for remitting card balances to government agencies under unclaimed property laws, gift card balances will be recognized as income using the redemption method. In our judgment, after reviewing historical trends, we have deemed that the threshold for the remote likelihood of redemption for book purposes, is typically met after two to three years from issuance.
Significant Accounting Policies
In addition to the critical accounting policies disclosed above, there are certain accounting policies that we have adopted that may differ from policies of other companies within our industry and other companies as a whole. Such differences in the treatment of these policies may be important to the readers of our report on Form 10-Q and our unaudited consolidated financial statements contained herein. For further information regarding our accounting policies, refer to the significant accounting policies included in the notes to the unaudited consolidated financial statements contained herein and in our report on Form 10-K for the year ended September 28, 2008.

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
During the first quarter of fiscal 2009, we opened one new store, opened one replacement store and closed one store. We also completed three major remodels and were engaged in major remodels on nine stores. As of December 28, 2008, we had two new stores under construction. We continually evaluate our stores for profitability, strategic positioning, impact of competition and sales growth potential and make store opening, store remodel and store closure decisions based on such evaluations.
In the first quarter of fiscal 2009, our sales grew 1.72% over the prior year. For the remainder of fiscal 2009, we anticipate that our sales will continue to grow as we plan to open an additional two new supermarkets by the end of our fiscal year and as we continue to focus on the expansion of sales in our existing supermarkets. Our future growth strategy is to continue to construct supermarkets in our core market areas and expand or remodel existing supermarkets based upon our review of marketing trends.
In the first quarter of fiscal 2009, our consolidated gross profit margin, as a percentage of sales, decreased from the previous year first quarter primarily as a result of our investing in gross margin in order to increase sales, maintain customer base and increase customer count where possible. Our marketing area of Southern California continues to be highly competitive and in flux. With the current economic conditions, this area has seen job losses and business closures which may put further pressure on our gross margin as we endeavor to retain our customer base. We anticipate continued competitive pressures from both existing and new “big box” format competitors, from ethnic markets and from our three major competitors, Vons, Albertsons and Ralphs.
During the first quarter of fiscal 2009, we completed the move of our frozen food operations to our new distribution center at the former Norton Air Force base (“Norton”). With the move of our frozen foods operations, all distribution to our stores, other than direct store deliveries, dairy and our bakery depot are being performed from Norton.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Sales and Cost of Goods Sold

	Fiscal Period Ended		Change
	Dec. 30,	Dec. 28,	2009 to 2008
(in thousands)	2007	2008	Dollar	%
Sales	$943,030	$959,253	$16,223	1.72%

Gross Profit	$244,429	$246,862	$2,433	1.00%
as a % of sales	25.92%	25.73%
Sales
The sales increase of $16.2 million or 1.72% in the first quarter of fiscal 2009 over the same period in fiscal 2008 is the result of the opening of a new store, opening a replacement store and increases in like store sales.
Like Store Sales
We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year period, we only include the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year period. For stores that have been closed, we only include the prior year’s weekly sales that correspond to the weeks the stores were opened in the current year. Replacement store sales are included in like store sales.
Like store sales are affected by various factors including, but not limited to, inflation, promotional discounting, customer traffic, buying trends, pricing pressures from competitors and competitive openings and closings.
Like store sales increased $12.7 million or 1.40% over the first quarter of fiscal 2008. While like store sales were positive for the first quarter of fiscal 2009, like store sales were impacted by recent new store openings. We estimate that newly opened stores drew approximately $3.2 million of their first quarter 2009 sales from existing stores.
We have opened two new stores since September 30, 2007. These newly opened stores added approximately $6.5 million of sales to the first quarter of fiscal 2009, none of which has been included in like store sales. Since September 30, 2007, we have closed one store, which decreased fiscal 2009 sales by approximately $2.3 million when compared to fiscal 2008 sales. In the first quarter of fiscal 2009, sales for Santee decreased $1.4 million and pharmacy sales increased $0.8 million over the first quarter of fiscal 2008.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Gross Profit
The decrease in gross profit margin, as a percentage of sales, in the first quarter of fiscal 2009 over the same period for fiscal 2008 is due to our investing in gross margin in order to increase sales and hold and increase customer count. With the significant competitive activity in our market area and as we and our competitors take steps in these current tough economic times to hold customer base, we anticipate continued pressure on our gross margin in the foreseeable future.
Operating Expenses and Operating Profit

	Fiscal Period Ended		Change
	Dec. 30,	Dec. 28,	2009 to 2008
(in thousands)	2007	2008	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$204,318	$211,004	$6,686	3.27%
as a % of sales	21.67%	21.99%

Depreciation and amortization	$12,908	$13,360	$452	3.50%
as a % of sales	1.37%	1.39%

Operating profit	$27,203	$22,498	$(4,705)	(17.30)%
as a % of sales	2.88%	2.35%
Selling, General and Administrative Expenses
The increase, as a percentage of sales, in selling, general and administrative expenses in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 is due primarily to increases, as a percentage of sales, in payroll related expenses under our union contracts. Rates under the contracts have increased for direct labor and benefit costs. Also, our rent expense has increased as a result of new store openings.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the first quarters of fiscal 2009 and fiscal 2008 is $287,000 and $255,000, respectively.
Depreciation and Amortization
The increase in depreciation and amortization expense in the first quarter of fiscal 2009 compared to the same period in fiscal 2008 is due primarily to new store construction, store remodels and other capital expenditures. Included in cost of goods sold is $4.3 million and $3.2 million of depreciation and amortization in the first quarters of fiscal 2009 and 2008, respectively, related to dairy production and warehousing and distribution activities. The increase in depreciation and amortization included in cost of goods sold is attributed to depreciation on our distribution center at Norton.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Interest Income
Interest income was $205,000 and $2.4 million for the first quarters of fiscal 2009 and 2008, respectively. Interest income has significantly decreased due to lower market rates and to lower cash balances on-hand compared to the previous year. We expect our interest income to continue to be lower in the current fiscal year as market rates continue to be depressed.
Interest Expense
Prior to the recognition of capitalized interest, interest expense was $17.3 million for both the first quarters of fiscal 2009 and fiscal 2008. We recognized capitalized interest of $150,000 and $3.7 million for the same periods of fiscal 2009 and fiscal 2008, respectively. The higher amount of interest capitalized in fiscal 2008 is due to our constructing the Norton distribution center during fiscal 2008.
Other Income, Net
In the first quarter of fiscal 2008, we sold shop buildings and land that we owned at a previous store site in Pomona, California for $1.9 million and recognized a pre-tax gain of $1.7 million which is included in Other income, net for fiscal 2008.
Income Before Income Taxes
Income before income taxes amounted to $5.8 million and $17.9 million in the first quarters of fiscal 2009 and fiscal 2008, respectively.
Income Taxes
Income taxes amounted to $2.2 million and $7.1 million in the first quarters of fiscal 2009 and fiscal 2008, respectively. Our effective tax rate was 38.4% and 39.9% for the first quarters of fiscal 2009 and 2008, respectively. The decrease in the effective rate for fiscal 2009 is due primarily to tax credits being applied against lower taxable income in the current year versus the prior year.
Net Income
Net income for the first quarter of fiscal 2009 amounted to $3.5 million compared to $10.8 million in the first quarter of fiscal 2008.
LIQUIDITY AND CAPITAL RESOURCES
We historically fund our daily cash flow requirements through funds provided by operations. We have the ability to borrow under our short-term revolving credit facilities. Markets’ credit agreement, as amended and restated on April 16, 2007 expires in May 2010 and consists of a revolving loan facility for working capital and letters of credit of $100.0 million. The letter of credit facility is maintained pursuant to our workers’ compensation and general liability self-insurance requirements. In addition, Santee’s revolving line of credit includes a credit line of $5.0 million all of which may be used to secure letters of credit. As of December 28, 2008, between Markets’ and Santee’s credit agreements, we had $49.8 million of outstanding letters of credit and we had $55.2 million available under the revolving loan facilities.
We had no short-term borrowings outstanding as of December 28, 2008. During the first quarter of fiscal 2008, we drew $0.8 million in short-term borrowings under Santee’s credit facility which was re-paid in the same quarter. We have had no short-term borrowings in the first quarter of fiscal 2009.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth our contractual cash obligations and commercial commitments as of December 28, 2008.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
8.125% Senior Notes due June 2012
Principal	$525,000	$—	$—	$525,000	$—
Interest	149,297	42,656	85,313	21,328	—

	674,297	42,656	85,313	546,328	—

7.75% Senior Notes due April 2015
Principal	285,000	—	—	—	285,000
Interest	143,569	22,088	44,175	44,175	33,131

	428,569	22,088	44,175	44,175	318,131

Capital lease obligations (1)
Principal	6,011	1,206	3,028	1,650	127
Interest	2,444	904	1,176	359	5

	8,455	2,110	4,204	2,009	132

Operating leases (1)	347,586	35,137	63,970	51,321	197,158

Total contractual cash obligations	$1,458,907	$101,991	$197,662	$643,833	$515,421

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby letters of credit (2)	49,762	$49,762	$—	$—	$—

Total other commercial commitments	49,762	$49,762	$—	$—	$—

(1)	We lease the majority of our retail stores. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(2)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between September 2009 and February 2010.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $175.8 million at December 28, 2008 and $169.3 million at September 28, 2008, and our current ratios were 1.61:1 and 1.55:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash used in operating activities for the thirteen weeks ended December 28, 2008 was $7.3 million compared to $14.6 million used in operating activities for the thirteen weeks ended December 30, 2007. Significant uses of cash in operating activities in the first quarter of fiscal 2009 included semi-annual interest payment on our long-term debt and increases in inventory levels to meet holiday sales demands.
Other significant uses of cash in the thirteen weeks ended December 28, 2008 included $16.6 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. In addition, we expended $4.4 million on our new corporate office and distribution center.
As of December 28, 2008, based upon our consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ Indentures and, after taking into consideration payments previously made, we had the ability and right to pay a restricted payment of up to $28.3 million.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP FAS 157-2 did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 became effective for us on September 29, 2008 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually and did not have a material effect on our consolidated financial statements. We will defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are evaluating the effect on the consolidated financial statements of the implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities.
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
DECEMBER 28, 2008
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
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2008. There were no material changes in our internal control over financial reporting during the first quarter of 2009.

STATER BROS. HOLDINGS INC.
DECEMBER 28, 2008
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Various legal actions and claims are pending against us in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on our consolidated financial position or our results of operations.
For a description of legal proceedings, please refer to the footnote entitled “Litigation Matters” contained in the Notes to Consolidated Financial Statements section of our Form 10-K for the fiscal year ended September 28, 2008.
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

STATER BROS. HOLDINGS INC.
DECEMBER 28, 2008
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

Date: February 11, 2009	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2009	/s/ Phillip J. Smith
Phillip J. Smith
Executive Vice President and Chief Financial Officer (Principal Financial Officer)