Form 10-Q
period 2009-03-29
STATER BROS HOLDINGS INC
filed 2009-05-13
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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
As of May 13, 2009, there were issued and outstanding
35,152 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
March 29, 2009

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 28,	Mar. 29,
	2008	2009
		(Unaudited)
Current assets
Cash and cash equivalents	$144,942	$151,783
Restricted cash	5,621	3,121
Receivables, net of allowance of $2,671 in 2008 and $2,701 in 2009	52,357	47,792
Income tax refund receivable	4,636	—
Inventories	233,719	228,526
Prepaid expenses	9,311	9,327
Deferred income taxes	26,863	25,339
Note receivable, current portion	—	300

Total current assets	477,449	466,188

Property and equipment
Land	111,899	111,899
Buildings and improvements	572,496	587,777
Store fixtures and equipment	448,178	457,251
Property subject to capital leases	10,061	10,049

	1,142,634	1,166,976

Less accumulated depreciation and amortization	410,308	438,966

	732,326	728,010

Deferred income taxes, long-term	21,178	23,156
Deferred debt issuance cost, net	14,478	12,864
Note receivable, less current portion	—	493
Long-term receivable	22,228	22,228
Goodwill	2,894	2,894
Other assets	6,322	6,231

	67,100	67,866

Total assets	$1,276,875	$1,262,064

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 28,	Mar. 29,
	2008	2009
		(Unaudited)
Current liabilities
Accounts payable	$167,647	$134,690
Accrued payroll and related expenses	62,223	59,198
Other accrued liabilities	77,088	73,342
Accrued income taxes	—	504
Current portion of capital lease obligations	1,162	1,252

Total current liabilities	308,120	268,986

Long-term debt	810,000	810,000
Capital lease obligations, less current portion	5,124	4,474
Long-term portion of self-insurance and other reserves	35,164	40,402
Long-term deferred benefits	66,340	70,736
Other long-term liabilities	11,621	12,298

Total liabilities	1,236,369	1,206,896

Commitment and contingencies

Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 35,152	—	—
Additional paid-in capital	8,939	8,939
Accumulated other comprehensive loss	(5,200)	(5,200)
Retained earnings	36,767	51,429

Total stockholder’s equity	40,506	55,168

Total liabilities and stockholder’s equity	$1,276,875	$1,262,064

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Mar. 30,	Mar. 29,
	2008	2009
Sales	$925,361	$930,996
Cost of goods sold	669,083	675,170

Gross profit	256,278	255,826

Operating expenses
Selling, general and administrative expenses	208,532	206,312
Depreciation and amortization	13,165	13,552

Total operating expenses	221,697	219,864

Operating profit	34,581	35,962

Interest income	1,622	125
Interest expense	(14,422)	(17,348)
Other income (expenses), net	865	(43)

Income before income taxes	22,646	18,696

Income taxes	9,115	7,575

Net income	$13,531	$11,121

Earnings per average common share outstanding	$378.28	$316.37

Average common shares outstanding	35,770	35,152

Shares outstanding at end of period	35,770	35,152

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	26 Weeks Ended
	Mar. 30,	Mar. 29,
	2008	2009
Sales	$1,868,391	$1,890,249
Cost of goods sold	1,367,684	1,387,561

Gross profit	500,707	502,688

Operating expenses
Selling, general and administrative expenses	412,850	417,316
Depreciation and amortization	26,073	26,912

Total operating expenses	438,923	444,228

Operating profit	61,784	58,460

Interest income	4,013	330
Interest expense	(28,003)	(34,448)
Other income, net	2,740	106

Income before income taxes	40,534	24,448

Income taxes	16,252	9,786

Net income	$24,282	$14,662

Earnings per average common share outstanding	$678.84	$417.10

Average common shares outstanding	35,770	35,152

Shares outstanding at end of period	35,770	35,152

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	26 Weeks Ended
	Mar. 30,	Mar. 29,
	2008	2009
Operating activities:
Net income	$24,282	$14,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,662	35,521
Amortization of debt issuance costs	1,605	1,614
Increase in deferred income taxes	(6,054)	(454)
Gain on disposals of assets	(2,497)	(17)
Changes in operating assets and liabilities:
Decrease in restricted cash	2,500	2,500
Increase in receivables	(10,771)	(3,387)
(Increase) decrease in inventories	(7,485)	5,193
(Increase) decrease in prepaid expenses	4,136	(16)
(Increase) decrease in other assets	(13)	91
Decrease in accounts payable	(1,190)	(32,957)
Increase (decrease) in accrued income taxes	(2,558)	5,140
Decrease in other accrued liabilities	(6,467)	(6,771)
Increase in long-term reserves	9,975	10,311

Net cash provided by operating activities	38,125	31,430

Investing activities:
(Increase) decrease in store construction reimbursements	(4,734)	7,952
Note receivable	—	(793)
Purchase of property and equipment	(104,789)	(31,391)
Proceeds from sale of property and equipment	3,177	203

Net cash used in investing activities	(106,346)	(24,029)

Financing activities:
Principal payments on capital lease obligations	(485)	(560)

Net cash used in financing activities	(485)	(560)

Net increase (decrease) in cash and cash equivalents	(68,706)	6,841
Cash and cash equivalents at beginning of period	277,062	144,942

Cash and cash equivalents at end of period	$208,356	$151,783

Interest paid	$32,782	$32,884
Income taxes paid	$24,950	$5,100
See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 29, 2009
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended March 29, 2009 are not necessarily indicative of the results that may be expected for the year ending September 27, 2009.
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
Note 2 — Principles of Consolidation
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
Note 3 — Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R established principles and requirements for how an entity which obtains control of one or more businesses (1) recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination and (3) determines what information to disclose regarding business combinations. SFAS No. 141R applies prospectively to business combination for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. SFAS 141R will only affect the Company’s financial condition and results of operations to the extent it has business combinations after the effective date.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 29, 2009
Note 3 — Recent Accounting Pronouncements (contd.)
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
Note 6 — Income Taxes
     The Company establishes deferred tax liabilities for anticipated tax timing differences where payment of tax is anticipated. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and the amounts may be adjusted over time as additional information becomes known.
     The Company does not have any material tax positions that meet a less than a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the twenty-six weeks ended March 29, 2009, there have been no material changes to the amount of uncertain tax positions.
     The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as either interest expense or other operating expenses.
     For federal tax purposes, the Company is subject to a review of its fiscal 2006, fiscal 2007 and fiscal 2008 tax returns. The Company is currently under audit for its fiscal 2005, 2006 and 2007 state tax returns by the State of California’s Franchise Tax Board (“FTB”). To date, the FTB has only made information document requests related to these tax years. For state tax purposes, the Company is subject to a review of its fiscal 2005 through fiscal 2008 state tax returns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 29, 2009
Note 7 — Retirement Plans
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
The following table provides the components of net periodic pension expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Mar. 30,	Mar. 29,	Mar. 30,	Mar. 29,
	2008	2009	2008	2009
	(in thousands)		(in thousands)
Expected return on assets	$(769)	$(806)	$(1,538)	$(1,612)
Service cost	658	580	1,316	1,160
Interest cost	876	973	1,752	1,945
Amortization of prior service cost	—	—	(1)	(1)
Amortization of recognized losses	146	50	292	100

Net pension expense	$911	$797	$1,821	$1,592

Actuarial assumptions used to determine net pension expense were:
Discount rate	6.25%	7.50%	6.25%	7.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%	6.50%
     The Company made approximately $2.2 million of contributions to its noncontributory defined pension plan during the twenty-six weeks ended March 29, 2009 and the Company expects to contribute an additional $2.2 million during the remainder of fiscal 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 29, 2009
Note 8 — Segment Information
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
     Net assets as of March 30, 2008 amounted to $1.6 billion for the Retail segment and $(346.3) million for all other for a total of $1.3 billion in consolidated net assets.
     The following table illustrates financial measurements relating to the Company’s reportable segments for the thirteen and twenty-six week periods ended March 29, 2009:

	Thirteen Weeks			Twenty-Six Weeks
	Retail	All Other	Total	Retail	All Other	Total
	(in thousands)			(in thousands)
Sales to external customers	$906,476	$24,520	$930,996	$1,837,119	$53,130	$1,890,249
Intersegment sales	—	20,363	20,363	—	43,979	43,979
Operating profit	35,375	587	35,962	58,188	272	58,460
Net income (loss)	20,689	(9,568)	11,121	34,116	(19,454)	14,662
     Net assets as of March 29, 2009 amounted to $1.7 billion for the Retail segment and $(424.9) million for all other for a total of $1.3 billion in consolidated net assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 29, 2009
Note 9 — Subsidiary Guarantee
     The Company has $525.0 million of 8.125% Senior Notes due June 15, 2012 and $285.0 million of 7.75% Senior Notes due April 15, 2015 collectively (the “Notes”).
     The Notes are guaranteed by the Company’s subsidiaries Markets and Development and the Company’s indirect subsidiaries Super Rx and Santee (each a “subsidiary guarantor”, and collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and there are no subsidiaries of the Company other than the subsidiary guarantors.
Note 10 — Credit Facilities
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
MARCH 29, 2009
Note 10 — Credit Facilities (contd.)
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
     As of March 29, 2009, for purposes of both Markets’ Credit Facility and the Santee Revolver with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
     As of March 29, 2009, between Market’s and Santee’s credit agreements, the Company had $49.8 million of outstanding letters of credit and it had $55.2 million available under the revolving credit facilities.
     The Company had no short-term borrowings outstanding as of March 29, 2009 and March 30, 2008. During the first quarter of fiscal 2008, the Company incurred $0.8 million in short-term borrowing under Santee’s credit facility which was fully re-paid during the first quarter of fiscal 2008. The Company did not incur any short-term borrowings during fiscal 2009.
Note 11 — Litigation Matters
     Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on the Company’s consolidated financial position or its results of operations.
Note 12 — Asset Sale
     On April 9, 2009, Markets signed a definitive sales agreement with subsidiaries of Deans Foods, Inc. to sell substantially all of the assets of Santee. The Company anticipates the asset sale to be completed during the third quarter of fiscal 2009.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART I FINANCIAL INFORMATION (contd.)

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
Self-Insurance Reserves
We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates we use are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 6.25% for both the twenty-six week period ended March 29, 2009 and March 30, 2008. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. As of March 29, 2009, if the rate utilized to discount the reserves were increased or decreased by 1.0%, the reserves for self insurance would have been $1.4 million higher or $1.3 million lower.
Employee Benefit Plans
The determination of our obligation and expense for pension benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions are disclosed in Note 7 — Retirement Plans in the accompanying notes to the Consolidated Financial Statements contained herein and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in the assumptions may materially affect our pension obligations and expense for pension benefits.
For the twenty-six weeks ended March 29, 2009, the discount rate used to calculate the net periodic pension cost was 7.50%. If the rate used to discount the net periodic pension cost was 6.50%, net periodic pension cost would have been $267,000 higher than the cost calculated at the 7.50% discount rate. If the rate used to calculate the net periodic pension cost was 8.50%, net periodic pension cost would have been $167,000 lower than the cost calculated at the 7.50% discount rate.

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

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OWNERSHIP OF THE COMPANY
La Cadena Investments (“La Cadena”), a California general partnership whose sole voting partner is the Jack H. Brown Revocable Trust holds all of our issued and outstanding capital stock. Jack H. Brown, the Chairman of the Board, President and Chief Executive Officer of the Company, is the Managing General Partner of La Cadena with the power to vote the shares of our capital stock held by La Cadena on all matters, including with respect to the election of our Board of Directors, and any other matters requiring shareholder approval.
EXECUTIVE OVERVIEW
We are the largest privately owned supermarket chain in Southern California. Our revenues are generated primarily from retail sales through our supermarkets. Our success is a result of our market strategy of offering everyday low prices while providing our customers with friendly and outstanding service on each of their visits to our stores which has been a seventy-three year Stater Bros. tradition.
During the twenty-six weeks ended March 29, 2009 we opened two new stores, opened one replacement store and closed one store. We also completed seven major remodels and were engaged in major remodels on nine stores. As of March 29, 2009 we had one new store under construction. We continually evaluate our stores for profitability, strategic positioning, impact of competition and sales growth potential and make store opening, store remodel and store closure decisions based on such evaluations.
In the second quarter of fiscal 2009, our consolidated sales grew 0.61% over the same period of the prior year. Comparison of second quarter sales was affected by the timing of the Easter holiday. Easter fell in the third quarter of fiscal 2009 and the second quarter of fiscal 2008. Taking into effect the timing of the Easter holiday, we estimated that consolidated sales grew by 1.05% in the second quarter of fiscal 2009. Our consolidated sales for the twenty-six weeks ended March 29, 2009, increased 1.17% over the same period in the prior year. After taking into consideration the effect of the Easter holiday, consolidated sales for the twenty-six week period grew 1.39%. For the remainder of fiscal 2009, we anticipate that our sales will continue to grow as we plan to open one additional supermarket by the end of our fiscal year. We continue to focus on expansion of sales in our existing supermarkets. Our future growth strategy is to continue to construct supermarkets in core market areas and expand or remodel existing supermarkets based upon our review of marketing trends.
Our gross profit margin, as a percentage of sales, decreased for both the thirteen and twenty-six week periods from the same periods in the prior year as a result of our investing in gross margin in order to increase sales and because of continued competitive pressure in our marketing area. Our marketing area of Southern California continues to be highly competitive and in flux. We anticipate continued competitive pressures from both existing and new “big box” format competitors, from ethnic markets and from our three major competitors, Vons, Albertsons and Ralphs.
During the first quarter of fiscal 2009, we completed the move of our frozen food operations to our new distribution center at the former Norton Air Force base (“Norton”). With the move of our frozen foods operations, all distribution to our stores, other than direct store deliveries, dairy and our bakery depot are being performed from Norton.
On April 9, 2009, we signed a definitive sales agreement (the “Asset Purchase Agreement”) with the subsidiaries of Deans Foods Inc. (“Dean Foods”) to sell substantially all of the assets of Santee Dairies, Inc. a wholly owned subsidiary of Stater Bros Markets. We are also negotiating a multi-year supply agreement (the “Supply Agreement”) with Dean Foods to supply all of our fluid milk needs. Both the Asset Purchase Agreement and Supply Agreement have been negotiated at arms length and the fluid milk prices under the Supply Agreement will approximate market pricing. We anticipate the asset sale to be completed during the third quarter of fiscal 2009.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Change
	Mar. 30,	Mar. 29,	2009 to 2008
($ in thousands)	2008	2009	Dollar	%
Sales	$925,361	$930,996	$5,635	0.61%

Gross Profit	$256,278	$255,826	$(452)	(0.18)%
as a % of sales	27.69%	27.48%

	Twenty-Six Weeks Ended		Change
	Mar. 30,	Mar. 29,	2009 to 2008
($ in thousands)	2008	2009	Dollar	%
Sales	$1,868,391	$1,890,249	$21,858	1.17%

Gross Profit	$500,707	$502,688	$1,981	0.40%
as a % of sales	26.80%	26.59%
Sales
The sales increase in the thirteen and twenty-six weeks of fiscal 2009 over the same periods in fiscal 2008 is the result of an increase in like store sales and the opening of new stores. Quarterly and year-to-date sales are affected by the Easter holiday which fell in the third quarter of fiscal 2009 and the second quarter of fiscal 2008.
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
Comparison between the second quarter of fiscal 2009 and the second quarter of fiscal 2008 is affected by the timing of the Easter holiday. We estimate that the timing of the Easter holiday increased second quarter fiscal 2008 sales by approximately $4.0 million. After taking into consideration the effect of the Easter holiday, like store sales increased $3.7 million or 0.41% over the second quarter of fiscal 2008. While like store sales were positive for the second quarter of fiscal 2009, like store sales were impacted by recent new store openings. We estimate that newly opened stores drew $4.2 million of their second quarter 2009 sales from existing stores.
We have opened three new stores since September 30, 2007. These newly opened stores added approximately $10.1 million of sales to the second quarter of fiscal 2009, none of which has been included in like store sales. Since September 30, 2007, we have closed one store, which decreased second quarter fiscal 2009 sales by approximately $3.4 million when compared to second quarter fiscal 2008 sales. In the second quarter of fiscal 2009, sales for Santee decreased approximately $1.4 million and Pharmacy sales increased approximately $1.4 million over the second quarter of fiscal 2008.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Like Store Sales (contd.)
For the twenty-six week period of fiscal 2009, after taking into effect the timing of the Easter holiday, like store sales increased $16.4 million or 0.91% when compared to the same period in fiscal 2008. While like store sales were positive for the twenty-six weeks ended March 29, 2009, like store sales were impacted by recent new store openings. We estimate that newly opened stores drew $7.0 million of their twenty-six week fiscal sales from existing stores.
We have opened three new stores since September 30, 2007. These newly opened stores added approximately $16.6 million of sales to the twenty-six week period of fiscal 2009, none of which has been included in like store sales. Since September 30, 2007, we have closed one store, which decreased the twenty-six week fiscal 2009 sales by approximately $5.6 million when compared to the same period sales of fiscal 2008. For the twenty-six week period of fiscal 2009, sales for Santee decreased approximately $2.8 million and Pharmacy sales increased approximately $2.2 million over the same period of fiscal 2008.
Gross Profit
The decrease in gross profit margin, as a percentage of sales, in both the thirteen week and twenty-six week periods of fiscal 2009 over the same periods for fiscal 2008 is due to our investing in gross margin in order to increase sales and hold and increase customer count. With the significant competitive activity in our market area and as we and our competitors take steps in these current tough economic times to hold customer base, we anticipate continued pressure on our gross margin in the foreseeable future.
Operating Expenses and Operating Profit

	Thirteen Weeks Ended		Change
	Mar. 30,	Mar. 29,	2009 to 2008
($ in thousands)	2008	2009	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$208,532	$206,312	$(2,220)	(1.06)%
as a % of sales	22.53%	22.16%

Depreciation and amortization	$13,165	$13,552	$387	2.94%
as a % of sales	1.42%	1.46%

Operating profit	$34,581	$35,962	$1,381	3.99%
as a % of sales	3.74%	3.86%

	Twenty-Six Weeks Ended		Change
	Mar. 30,	Mar. 29,	2009 to 2008
($ in thousands)	2008	2009	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$412,850	$417,316	$4,466	1.08%
as a % of sales	22.09%	22.08%

Depreciation and amortization	$26,073	$26,912	$839	3.22%
as a % of sales	1.40%	1.42%

Operating profit	$61,784	$58,460	$(3,324)	(5.38)%
as a % of sales	3.31%	3.09%

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Selling, General and Administrative Expenses
The decrease, as a percentage of sales, in selling, general and administrative expenses in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 is due primarily to cost that were present in the second quarter of fiscal 2008 that were not present in the current quarter of fiscal 2009. In the prior year quarter, we incurred approximately $1.9 million, or 0.21%, as a percentage of prior year quarterly sales, related to the transition of our dry goods operations from our old distribution facilities to the Norton distribution center. For the twenty-six week period of fiscal 2009 and fiscal 2008, selling, general and administrative expenses, as a percentage of sales, were comparable.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the second quarters of fiscal 2009 and fiscal 2008 is $308,000 and $314,000, respectively, and $594,000 and $569,000 for the twenty-six weeks ended March 29, 2009 and March 30, 2008, respectively.
Depreciation and Amortization
The increase in depreciation and amortization expense in both the thirteen and twenty-six week periods of fiscal 2009 compared to the same period in fiscal 2008 is due primarily to new store construction, store remodels and other capital expenditures. Included in cost of goods sold is $4.3 million and $3.4 million of depreciation and amortization in the second quarters of fiscal 2009 and 2008, respectively, and $8.6 million and $6.6 million for the twenty-six weeks of fiscal 2009 and 2008, respectively, related to dairy production and warehousing and distribution activities. The increase in depreciation and amortization included in cost of goods sold in both periods is primarily attributed to depreciation on our distribution center at Norton.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Interest Income
Interest income was $125,000 and $1.6 million for the second quarters of fiscal 2009 and 2008, respectively, and $330,000 and $4.0 million for the twenty-six week periods of fiscal 2009 and 2008, respectively. Interest income has significantly decreased due to lower market rates and to lower cash balances on-hand compared to the previous year. We expect our interest income to continue to be lower in the current fiscal year as market rates continue to be depressed.
Interest Expense
Prior to the effect of capitalized interest, interest expense was $17.4 million and $17.3 million for the second quarter of fiscal 2009 and 2008, respectively, and $34.7 million and $34.6 million for the twenty-six week periods for fiscal 2009 and 2008, respectively. Capitalized interest was $109,000 and $2.9 million for the second quarter of fiscal 2009 and 2008, respectively, and $259,000 and $6.6 million for the twenty-six week periods of fiscal 2009 and 2008, respectively. The decrease in the amount of capitalized interest in both the second quarter and year-to-date periods is due to our completion of the construction of our Norton distribution center.
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
Income Before Income Taxes
Income before income taxes amounted to $18.7 million and $22.6 million for the second quarters of fiscal 2009 and fiscal 2008, respectively, and was $24.4 million and $40.5 million for the twenty-six week periods of fiscal 2009 and fiscal 2008, respectively.
Income Taxes
Income taxes amounted to $7.6 million and $9.1 million in the second quarters of fiscal 2009 and fiscal 2008, respectively, and $9.8 million and $16.3 million in the twenty-six week periods of fiscal 2009 and 2008, respectively. Our effective tax rate was 40.5% and 40.3% for the second quarters of fiscal 2009 and 2008, respectively, and 40.0% and 40.1% for the twenty-six week periods of fiscal 2009 and 2008, respectively.
Net Income
Net income amounted to $11.1 million and $13.5 million in the second quarters of fiscal 2009 and fiscal 2008, respectively. Net income for the twenty-six weeks ended March 29, 2009 amounted to $14.7 million compared to $24.3 million for the twenty-six weeks ended March 30, 2008.
LIQUIDITY AND CAPITAL RESOURCES
We historically fund our daily cash flow requirements through funds provided by operations. We have the ability to borrow under our short-term revolving credit facilities. Markets’ credit agreement, as amended and restated on April 16, 2007 expires in May 2010 and consists of a revolving loan facility for working capital and letters of credit of $100.0 million. The letter of credit facility is maintained pursuant to our workers’ compensation and general liability self-insurance requirements. In addition, Santee’s revolving line of credit includes a credit line of $5.0 million all of which may be used to secure letters of credit. As of March 29, 2009, between Markets’ and Santee’s credit agreements, we had $49.8 million of outstanding letters of credit and we had $55.2 million available under the revolving loan facilities.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
We had no short-term borrowings outstanding as of March 29, 2009. During the first quarter of fiscal 2008, we incurred $0.8 million in short-term borrowings under Santee’s credit facility which was fully re-paid during the first quarter of fiscal 2008.
The following table sets forth our contractual cash obligations and commercial commitments as of March 29, 2009.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
8.125% Senior Notes due June 2012
Principal	$525,000	$—	$—	$525,000	$—
Interest	149,297	42,656	85,313	21,328	—

	674,297	42,656	85,313	546,328	—

7.75 % Senior Note due April 2015	$285,000	$—	$—	$—	$285,000
Principal	143,569	22,088	44,175	44,175	33,131

Interest	428,569	22,088	44,175	44,175	318,131

Capital lease obligations (1)	$5,726	$1,252	$3,025	$1,433	$16
Principal	2,201	858	1,057	286	—

Interest	7,927	2,110	4,082	1,719	16

Operating leases (1)	365,289	37,285	65,945	52,543	209,516

Total contractual cash obligations	$1,476,082	$104,139	$199,515	$644,765	$527,663

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby letters of credit (2)	$49,762	$49,762	$—	$—	$—

Total other commercial commitments	$49,762	$49,762	$—	$—	$—

(1)	We lease the majority of our retail stores. We have subleased our old office and dry and perishable warehouses located in Colton, California under an initial 15 year term for an amount equal to our lease payments. For purposes of contractual cash obligations shown here, minimum lease payments on this lease are shown without sub-lease offset. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(2)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between September 2009 and February 2010.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $197.2 million at March 29, 2009 and $169.3 million at September 28, 2008, and our current ratios were 1.73:1 and 1.55:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for the twenty-six week periods ended March 29, 2009 and March 30, 2008 was $31.4 million and $38.1 million, respectfully. Significant sources of cash provided by operating activities was non-cash depreciation and amortization and increases in long-term reserves for self insurance offset by a decrease in accounts payable.
Other significant uses of cash in the twenty-six week period ended March 29, 2009 included $29.6 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. In addition, we expended $1.8 million on the Norton distribution center.
As of March 29, 2009, based upon our consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ Indentures and, after taking into consideration payments previously made, we had the ability and right to pay a restricted payment of up to $30.5 million.
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
MARCH 29, 2009
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
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2009. There were no material changes in our internal control over financial reporting during the thirteen and twenty-six week periods ended March 29, 2009.

STATER BROS. HOLDINGS INC.
MARCH 29, 2009
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
Item 1A. RISK FACTORS
Our performance is affected by inflation. In recent periods, we have experienced increases in transportation costs and the cost of products we sell in our stores. Our costs fluctuate for increases and decreases in comodities such as fuel, plastic and grains. As inflation has increased expenses, we have recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time. However, the economic and competitive environment in Southern California continues to challenge us to become more cost efficient as our ability to recover increases in expenses through price increases is diminished. Our future results of operations will depend upon our ability to adapt to the current economic environment as well as the current competitive conditions.
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
MARCH 29, 2009
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

Date: May 13, 2009	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2009	/s/ Phillip J. Smith
Phillip J. Smith
Executive Vice President and Chief Financial Officer (Principal Financial Officer)