Form 10-Q
period 2009-06-28
STATER BROS HOLDINGS INC
filed 2009-08-12
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended June 28, 2009
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
As of August 11, 2009, there were issued and outstanding
35,152 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
June 28, 2009

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 28,	June 28,
	2008	2009
		(Unaudited)
Current assets
Cash and cash equivalents	$144,939	$158,459
Restricted cash	5,621	3,121
Receivables, net of allowance of $840 in 2008 and $751 in 2009	43,888	40,530
Income tax refund receivable	4,636	—
Inventories	230,218	234,471
Prepaid expenses	8,607	9,630
Deferred income taxes	25,684	25,344
Assets held for sale	81,611	79,057
Note receivable, current portion	—	300

Total current assets	545,204	550,912

Property and equipment
Land	95,144	95,070
Buildings and improvements	529,993	555,574
Store fixtures and equipment	378,658	395,269
Property subject to capital leases	9,983	9,983

	1,013,778	1,055,896

Less accumulated depreciation and amortization	353,715	392,934

	660,063	662,962

Deferred income taxes, long-term	29,163	32,187
Deferred debt issuance cost, net	14,478	12,070
Note receivable, less current portion	—	493
Long-term receivable	22,228	22,228
Goodwill	2,894	2,894
Other assets	5,934	5,934

	74,697	75,806

Total assets	$1,279,964	$1,289,680

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 28,	June 28,
	2008	2009
		(Unaudited)
Current liabilities
Accounts payable	$157,925	$153,452
Accrued payroll and related expenses	59,560	58,034
Other accrued liabilities	76,637	52,307
Accrued income taxes	—	3,088
Liabilities held for sale	15,984	11,309
Current portion of capital lease obligations	1,148	1,286

Total current liabilities	311,254	279,476

Long-term debt	810,000	810,000
Capital lease obligations, less current portion	5,104	4,121
Long-term portion of self-insurance and other reserves	35,164	39,296
Long-term deferred benefits	66,340	74,616
Other long-term liabilities	11,596	11,861

Total liabilities	1,239,458	1,219,370

Commitment and contingencies
Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 35,152	—	—
Additional paid-in capital	8,939	8,939
Accumulated other comprehensive loss	(5,200)	(5,200)
Retained earnings	36,767	66,571

Total stockholder’s equity	40,506	70,310

Total liabilities and stockholder’s equity	$1,279,964	$1,289,680

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	June 29,	June 28,
	2008	2009
Sales	$932,668	$928,641
Cost of goods sold	683,447	674,425

Gross profit	249,221	254,216

Operating expenses
Selling, general and administrative expenses	207,853	203,277
Depreciation and amortization	12,996	13,146

Total operating expenses	220,849	216,423

Operating profit	28,372	37,793

Interest income	962	86
Interest expense	(14,904)	(16,923)
Other income, net	99	601

Income before income taxes	14,529	21,557

Income taxes	5,350	6,415

Net income	$9,179	$15,142

Earnings per average common share outstanding	$256.61	$430.76

Average common shares outstanding	35,770	35,152

Shares outstanding at end of period	35,770	35,152

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	39 Weeks Ended
	June 29,	June 28,
	2008	2009
Sales	$2,801,059	$2,818,890
Cost of goods sold	2,051,131	2,061,986

Gross profit	749,928	756,904

Operating expenses
Selling, general and administrative expenses	620,703	620,593
Depreciation and amortization	39,069	40,058

Total operating expenses	659,772	660,651

Operating profit	90,156	96,253

Interest income	4,975	416
Interest expense	(42,907)	(51,371)
Other income, net	2,839	707

Income before income taxes	55,063	46,005

Income taxes	21,602	16,201

Net income	$33,461	$29,804

Earnings per average common share outstanding	$935.45	$847.86

Average common shares outstanding	35,770	35,152

Shares outstanding at end of period	35,770	35,152

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	39 Weeks Ended
	June 29,	June 28,
	2008	2009
Operating activities:
Net income	$33,461	$29,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,779	48,509
Amortization of debt issuance costs	2,399	2,408
Increase in deferred income taxes	(6,354)	(2,684)
Gain on disposals of assets	(1,943)	(572)
Changes in operating assets and liabilities:
Decrease in restricted cash	2,500	2,500
Increase in receivables	(2,376)	(3,306)
Increase in inventories	(18,666)	(4,253)
(Increase) decrease in prepaid expenses	673	(1,023)
Decrease in assets held for sale	3,134	2,554
Decrease in other assets	9	—
Increase (decrease) in accounts payable	644	(4,473)
Increase (decrease) in accrued income taxes	(4,696)	7,724
Decrease in other accrued liabilities	(32,036)	(25,856)
Decrease in liabilities held for sale	(5,074)	(4,675)
Increase in long-term reserves	14,380	12,673

Net cash provided by operating activities	31,834	59,330

Investing activities:
(Increase) decrease in store construction reimbursements	(6,223)	6,664
Note receivable	—	(793)
Purchase of property and equipment	(140,108)	(51,826)
Proceeds from sale of property and equipment	2,229	990

Net cash used in investing activities	(144,102)	(44,965)

Financing activities:
Principal payments on capital lease obligations	(730)	(845)

Net cash used in financing activities	(730)	(845)

Net increase (decrease) in cash and cash equivalents	(112,998)	13,520
Cash and cash equivalents at beginning of period	277,059	144,939

Cash and cash equivalents at end of period	$164,061	$158,459

Interest paid	$65,437	$65,581
Income taxes paid	$34,550	$11,175
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 28, 2009
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended June 28, 2009 are not necessarily indicative of the results that may be expected for the year ending September 27, 2009.
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
Note 3 — Reclassifications
     Certain amounts in prior periods have been reclassified to conform to current period financial statement presentation. The reclassifications have been made as substantially all of the assets of Santee have been classified as “Held for Sale” in the current period due to a definitive sales agreement being signed to sell substantially all of the assets of Santee to a non-related third party.
     For the thirteen and thirty-nine week periods ended June 28, 2009, the Company recorded adjustments related to cost of goods sold; selling, general and administrative expenses; income tax expense and certain balance sheet accounts. The corrections resulted in the Company reporting $3.4 million and $2.3 million in additional net income for the thirteen and thirty-nine week periods ended June 28, 2009, respectively. Management and the Audit Committee believe that such amounts are not material to the previously reported financial statements.
Note 4 — Subsequent Events
     The Company has evaluated subsequent events through August 11, 2009, the issuance date of its financial statements. The Company did not have any material subsequent events that need to be disclosed under SFAS No. 165 “Subsequent Events”.
Note 5 — Recent Accounting Pronouncements
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 28, 2009
Note 5 — Recent Accounting Pronouncements (contd.)
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
Note 6 — Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 7 — Restricted Cash
     Restricted cash represents cash that has been contractually set aside as collateral for certain workers’ compensation and general liability self-insurance reserves. Interest earned on the restricted cash is controlled by the Company and is included in cash and cash equivalents.
Note 8 — Income Taxes
     The Company establishes deferred tax liabilities for anticipated tax timing differences where payment of tax is anticipated. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and the amounts may be adjusted over time as additional information becomes known.
     The Company does not have any material tax positions that meet a less than a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the thirty-nine weeks ended June 28, 2009, there have been no material changes to the amount of uncertain tax positions.
     The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as either interest expense or other operating expenses.
     For federal tax purposes, the Company is subject to a review of its fiscal 2006, fiscal 2007 and fiscal 2008 tax returns. The Company is currently under audit for its fiscal 2006 and 2007 state tax returns by the State of California’s Franchise Tax Board (“FTB”). To date, the FTB has only made information document requests related to these tax years. For state tax purposes, the Company is subject to a review of its fiscal 2006 through fiscal 2008 state tax returns.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 28, 2009
Note 9 — Retirement Plans
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
The following table provides the components of net periodic pension expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 29,	June 28,	June 29,	June 28,
	2008	2009	2008	2009
	(in thousands)		(in thousands)

Expected return on assets	$(769)	$(805)	$(2,307)	$(2,417)
Service cost	658	579	1,974	1,739
Interest cost	876	972	2,628	2,917
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of recognized losses	146	49	438	149

Net pension expense	$910	$794	$2,731	$2,386

Actuarial assumptions used to determine net pension expense were:
Discount rate	6.25%	7.50%	6.25%	7.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%	6.50%
     The Company made approximately $3.3 million of contributions to its noncontributory defined pension plan during the thirty-nine weeks ended June 28, 2009 and the Company expects to contribute an additional $1.1 million during the remainder of fiscal 2009.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 28, 2009
Note 10 — Segment Information
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
     The following table illustrates financial measurements relating to the Company’s reportable segments for the thirteen and thirty-nine week periods ended June 29, 2008:

	Thirteen Weeks			Thirty-Nine Weeks
	Retail	All Other	Total	Retail	All Other	Total
	(in thousands)			(in thousands)
Sales to external customers	$908,169	$24,499	$932,668	$2,719,826	$81,233	$2,801,059
Intersegment sales	—	23,786	23,786	—	76,000	76,000
Operating profit (loss)	28,889	(517)	28,372	90,306	(150)	90,156
Net income (loss)	17,636	(8,457)	9,179	56,056	(22,595)	33,461
     Net assets as of June 29, 2008 amounted to $1.7 billion for the Retail segment and $(0.4) billion for all other for a total of $1.3 billion in consolidated net assets.
     The following table illustrates financial measurements relating to the Company’s reportable segments for the thirteen and thirty-nine week periods ended June 28, 2009:

	Thirteen Weeks			Thirty-Nine Weeks
	Retail	All Other	Total	Retail	All Other	Total
	(in thousands)			(in thousands)
Sales to external customers	$905,597	$23,044	$928,641	$2,742,716	$76,174	$2,818,890
Intersegment sales	—	17,684	17,684	—	88,703	88,703
Operating profit	36,555	1,238	37,793	94,741	1,512	96,253
Net income (loss)	24,069	(8,927)	15,142	58,182	(28,378)	29,804
     Net assets as of June 28, 2009 amounted to $1.7 billion for the Retail segment and $(0.4) billion for all other for a total of $1.3 billion in consolidated net assets.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 28, 2009
Note 11 — Subsidiary Guarantee
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
Note 12 — Credit Facilities
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
JUNE 28, 2009
Note 12 — Credit Facilities (contd.)
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
     As of June 28, 2009, for purposes of both Markets’ Credit Facility and the Santee Revolver with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
     As of June 28, 2009, between Market’s and Santee’s credit agreements, the Company had $49.8 million of outstanding letters of credit and it had $55.2 million available under the revolving credit facilities.
     The Company had no short-term borrowings outstanding as of June 28, 2009. The Company did not incur any short-term borrowings during the thirty-nine weeks of fiscal 2009.
Note 13 — Litigation Matters
     Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on the Company’s consolidated financial position or its results of operations.
Note 14 — Asset Sale
     On April 9, 2009, Markets signed a definitive sales agreement with subsidiaries of Deans Foods, Inc. to sell substantially all of the assets of Santee (the “Sales Transaction”). The Sales Transaction is currently under review by the U.S. Department of Justice and other governmental entities to determine amongst other things if the sale violates any fair trade laws.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 28, 2009
Note 15 — Fair Value of Financial Instruments
     In April 2009, the FASB issued Staff Position: FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSB FAS 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This statement is effective for interim and annual reporting periods ending after June 15, 2009. During the quarter ended June 28, 2009, the Company adopted FSP FAS 107-1. The adoption of this standard has resulted in the disclosure of the fair values attributable to our debt instruments within our interim report.
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
     Note Receivable
     Although market quotes for the fair value of the Company’s note receivable are not readily available, the Company believes the stated value approximates fair value.
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
     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	June 28, 2009
	(In thousands)
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$158,459	$158,459
Receivables	$40,530	$40,530
Long-term receivable	$22,228	$22,228
Note receivable	$793	$793
Long-term debt	$810,000	$789,901
Capitalized lease obligations	$5,407	$5,407

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
Self-Insurance Reserves
We are primarily self-insured, subject to certain retention levels for workers’ compensation and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates we use are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. We discounted our workers’ compensation and general liability insurance reserves at a discount rate of 6.25% for both the thirty-nine week periods ended June 28, 2009 and June 29, 2008. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation and general liability insurance reserves. As of June 28, 2009, if the rate utilized to discount the reserves were increased or decreased by 1.0%, the reserves for self insurance would have been $1.4 million higher or $1.4 million lower.
Employee Benefit Plans
The determination of our obligation and expense for pension benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions are disclosed in Note 9 — Retirement Plans in the accompanying notes to the Unaudited Consolidated Financial Statements contained herein and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in the assumptions may materially affect our pension obligations and expense for pension benefits.
For the thirty-nine weeks ended June 28, 2009, the discount rate used to calculate the net periodic pension cost was 7.50%. If the rate used to discount the net periodic pension cost was 6.50%, net periodic pension cost would have been $399,000 higher than the cost calculated at the 7.50% discount rate. If the rate used to calculate the net periodic pension cost was 8.50%, net periodic pension cost would have been $252,000 lower than the cost calculated at the 7.50% discount rate.

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
Goodwill
We review goodwill for impairment annually or more frequently if impairment indicators arise. Our Retail reporting unit is the only reporting unit that has goodwill. We determine the fair value of the reporting unit by comparing discounted projected cash flows to the carrying value for purposes of identifying impairment. Our evaluation of goodwill impairment requires extensive use of accounting judgment and financial estimates. Use of alternative assumptions such as projected sales and margins and anticipated future cash flows could provide significantly different results. The fair value of estimates could change in the future depending on internal and external factors including control of labor costs, actions of competitors and the effect of future collective bargaining agreements.

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
Significant Accounting Policies
In addition to the critical accounting policies disclosed above, there are certain accounting policies that we have adopted that may differ from policies of other companies within our industry. Such differences in the treatment of these policies may be important to the readers of our report on Form 10-Q and our unaudited consolidated financial statements contained herein. For further information regarding our accounting policies, refer to the significant accounting policies included in the notes to the consolidated financial statements contained herein and in our report on Form 10-K for the year ended September 28, 2008.
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

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
We are the largest privately owned supermarket chain in Southern California. Our revenues are generated primarily from retail sales through our supermarkets. Our success is a result of our market strategy of offering everyday low prices while providing our customers with friendly and outstanding service on each of their visits to our stores which has been a seventy-three year Stater Bros.’ tradition.
On April 9, 2009, Stater Bros. Markets (“Markets”) signed a definitive sales agreement (the “Sales Agreement”) with subsidiaries of Dean Foods Inc. (“Dean Foods”) to sell substantially all of the assets of Santee Dairies, Inc. (“Santee”), a wholly owned subsidiary of Markets. The sales transaction is currently under review by the U.S. Department of Justice and other governmental entities to determine amongst other things if the sale violates any fair trade laws. We and our legal counsel are of the opinion that the non-intercompany sales of Santee are not material to the overall volume of milk sales within Southern California, the marketing area in which Santee operates, and does not violate any fair trade or other laws. However, no assurances can be made regarding the outcome of the U.S. Department of Justice and other governmental agencies review nor when their review will be concluded. As a result of the Sales Agreement we have reclassed substantially all of the assets of Santee to “Assets Held for Sale”. In connection with the Sales Agreement, we are negotiating a multi-year supply agreement (the “Supply Agreement”) with Dean Foods to supply all of our fluid milk needs. Both the Sales Agreement and Supply Agreement have been and are being negotiated at arms length and the fluid milk prices under the Supply Agreement will approximate market pricing.
During the thirty-nine weeks ended June 28, 2009, we opened two new stores, opened one replacement store and closed one store. We also completed nine major remodels and are engaged in major remodels in eight stores. As of June 28, 2009, we had one new store under construction which we opened on July 22, 2009. We continually evaluate our stores for profitability, strategic positioning, impact of competition and sales growth potential and make store opening, store remodel and store closure decisions based on such evaluations.
In the third quarter of fiscal 2009, our consolidated sales decreased 0.43% compared to the same period of the prior year. Comparison of third quarter sales was affected by the timing of the Easter holiday. Easter fell in the third quarter of fiscal 2009 and in the second quarter of fiscal 2008. Taking into effect the timing of the Easter holiday, we estimated that consolidated sales decreased by 1.12% in the third quarter of fiscal 2009. Our consolidated sales for the thirty-nine weeks ended June 28, 2009, increased 0.64% over the same period in the prior year. For the remainder of fiscal 2009, we anticipate that our sales will continue to grow as we opened a new store on July 22, 2009. We continue to focus on expansion of sales in our existing supermarkets. Our future growth strategy is to continue to construct supermarkets in core market areas and expand or remodel existing supermarkets based upon our review of marketing trends.
Our gross profit margin, as a percentage of sales, in the third quarter of the current year increased when compared to the prior year third quarter. Gross profit margin decreased for the thirty-nine week period from the same period in the prior year because of continued competitive pressure in our marketing area and the continued down turn of the economy. Our marketing area of Southern California continues to be highly competitive and in flux. We anticipate continued competitive pressures from both existing and new “big box” format competitors, from ethnic markets and from our three major competitors, Vons, Albertsons and Ralphs.
During the first quarter of fiscal 2009, we completed the move of our refrigerated operations to our new Distribution Center at the former Norton Air Force base (“Norton”). With the move of our refrigerated operations, all distribution to our stores, other than direct store deliveries, dairy and our bread depot are being performed from Norton.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Sales and Cost of Sales

	Thirteen Weeks Ended		Change
	June 29,	June 28,	2009 to 2008
($ in thousands)	2008	2009	Dollar	%

Sales	$932,668	$928,641	$(4,027)	(0.43)%
Gross Profit	$249,221	$254,216	$4,995	2.00%
as a % of sales	26.72%	27.38%

	Thirty-Nine Weeks Ended		Change
	June 29,	June 28,	2009 to 2008
($ in thousands)	2008	2009	Dollar	%

Sales	$2,801,059	$2,818,890	$17,831	0.64%
Gross Profit	$749,928	$756,904	$6,976	0.93%
as a % of sales	26.77%	26.85%
Sales
The sales decrease for the thirteen weeks of fiscal 2009 over the same periods in fiscal 2008 is primarily the result of a decline in like store sales due to the current economic down turn and to deflation in some of our products we offer for sale including dairy and produce. Quarterly sales are affected by the Easter holiday which fell in the third quarter of fiscal 2009 and in the second quarter of fiscal 2008. After adjusting for the Easter holiday our consolidated sales decreased $10.4 million compared to the prior year. Sales for the thirty-nine week period increased 0.64% or $17.8 million over the thirty-nine weeks of the previous year primarily due to new store openings.
Like Store Sales
We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year periods, we only include the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year. For stores that have been closed, we only include the prior year’s weekly sales that correspond to the weeks the stores were opened in the current year. Replacement store sales and replaced store sales are included in like store sales.
Like store sales are affected by various factors including, but not limited to, inflation and deflation, promotional discounting, customer traffic, buying trends, pricing pressures from competitors and competitive openings and closings.
Comparison between the third quarter of fiscal 2009 and the third quarter of fiscal 2008 is affected by the timing of the Easter holiday. We estimate that the timing of the Easter holiday increased third quarter fiscal 2009 sales by approximately $6.4 million. After taking into consideration the effect of the Easter holiday, like store sales decreased $16.3 million or 1.81% compared to the third quarter of fiscal 2008. Like store sales were also impacted by recent new store openings. We estimate that newly opened stores drew $4.1 million of their third quarter 2009 sales from existing stores.
We have opened three new stores since September 30, 2007. The newly opened stores added approximately $11.9 million of sales to the third quarter of fiscal 2009, $2.7 million of which has been included in like store sales. Since September 30, 2007, we have closed one store, which decreased third quarter fiscal 2009 sales by approximately $3.3 million when compared to third quarter fiscal 2008 sales. Since September 30, 2007, we also opened one replacement store.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Like Store Sales (contd.)
For the thirty-nine week period of fiscal 2009, like store sales increased $2.5 million or 0.09% when compared to the same period in fiscal 2008. While like store sales were positive for the thirty-nine weeks ended June 28, 2009, they were impacted by recent new store openings. We estimate that newly opened stores drew $11.1 million of their thirty-nine week fiscal sales from existing stores.
We have opened three new stores since September 30, 2007. These newly opened stores added approximately $28.5 million of sales to the thirty-nine week period of fiscal 2009, $2.7 million of which has been included in like store sales. Since September 30, 2007, we have closed one store, which decreased the thirty-nine week fiscal 2009 sales by approximately $9.0 million when compared to the same period sales of fiscal 2008. Since September 30, 2007, we also opened one replacement store.
Gross Profit
The increase in gross margin, as a percentage of sales, in the third quarter of 2009 compared to the third quarter of 2008 is due to operational savings realized in our warehouse and transportation operations at our new Distribution Center offset by continued reduction in our product gross margin as we respond to the current economic conditions and competitive pressures. We estimate that our warehouse and transportation cost reduced approximately 1.27%, as a percentage of sales, in the current quarter over the same quarter of the previous year. With the significant competitive activity in our market area and as we and our competitors take steps in these current tough economic times to hold customer base, we anticipate continued pressure on our gross margin in the foreseeable future.
Operating Expenses and Operating Profit

	Thirteen Weeks Ended		Change
	June 29,	June 28,	2009 to 2008
($ in thousands)	2008	2009	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$207,853	$203,277	$(4,576)	(2.20)%
as a % of sales	22.29%	21.89%

Depreciation and amortization	$12,996	$13,146	$150	1.15%
as a % of sales	1.39%	1.42%

Operating profit	$28,372	$37,793	$9,421	33.21%
as a % of sales	3.04%	4.07%

	Thirty-Nine Weeks Ended		Change
	June 29,	June 28,	2009 to 2008
($ in thousands)	2008	2009	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$620,703	$620,593	$(110)	(0.02)%
as a % of sales	22.16%	22.02%

Depreciation and amortization	$39,069	$40,058	$989	2.53%
as a % of sales	1.39%	1.42%

Operating profit	$90,156	$96,253	$6,097	6.76%
as a % of sales	3.22%	3.41%

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Selling, General and Administrative Expenses
The decrease, as a percentage of sales, in selling, general and administrative expenses in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 is due primarily to cost cutting efforts we have been able to make in the current year versus the prior year. We were able to reduce consulting costs by approximately 0.16%, as a percentage of sales, we have seen reductions in supplies expense by approximately 0.10%, as a percentage of sales, as our cost of shopping bags have reduced. We have also seen cost savings in our advertising expenses. In addition, we incurred cost in the third quarter of fiscal 2008 of approximately 0.09%, as a percentage of sales, related to the transition of our dry goods operations to Norton that we did not incur in the current year.
For the thirty-nine week period of fiscal 2009, we have seen reductions in consulting costs of 0.11%, as a percentage of sales, and we had costs that we incurred in the prior year that we did not incur in the current year. In the prior year, we incurred approximately $2.8 million or 0.10%, as a percentage of sales, in the transition of our dry goods operation from our old facility to our new facilities at Norton.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the third quarters of fiscal 2009 and fiscal 2008 is $306,000 and $301,000, respectively, and $900,000 and $871,000 for the thirty-nine weeks ended June 28, 2009 and June 29, 2008, respectively.
Depreciation and Amortization
The increase in depreciation and amortization expense in both the thirteen and thirty-nine week periods of fiscal 2009 compared to the same period in fiscal 2008 is due primarily to new store construction, store remodels and other capital expenditures. Included in cost of goods sold is depreciation and amortization of $2.9 million in the third quarter of fiscal 2009 and $4.2 million in the third quarter of 2008, respectively and $11.5 million and $10.8 million for the thirty-nine weeks of fiscal 2009 and 2008, respectively, related to our warehousing and distribution activities and for our dairy production until its assets were classified as “Assets Held for Sale”. The decrease in depreciation and amortization included in cost of goods sold for the third quarter of fiscal 2009 is due to our not depreciating Santee’s assets as they have been classified as “Assets Held for Sale”. The increase in depreciation and amortization included in cost of goods sold in the current thirty-nine week period is primarily attributed to depreciation on our Distribution Center at Norton.
Interest Income
Interest income was $0.1 million and $1.0 million for the third quarters of fiscal 2009 and 2008, respectively, and $0.4 million and $5.0 million for the thirty-nine week periods of fiscal 2009 and 2008, respectively. Interest income has significantly decreased due to lower market rates compared to the previous year. We expect our interest income to continue to be lower in the current fiscal year as market rates continue to be depressed.
Interest Expense
Prior to the effect of capitalized interest, interest expense was $17.1 million for both the third quarter of fiscal 2009 and 2008 and for the thirty-nine week periods of fiscal 2009 and fiscal 2008 was $51.8 million and $51.7 million, respectively. Capitalized interest was $0.1 million and $2.6 million for the third quarter of fiscal 2009 and 2008, respectively, and $0.4 million and $9.2 million for the thirty-nine week periods of fiscal 2009 and 2008, respectively. The decrease in the amount of capitalized interest in both the third quarter and year-to-date periods is due to the completion of construction of our Norton Distribution Center.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Other Income, net
In the first quarter of fiscal 2008, we sold shop buildings and land that we owned at a previous store site in Pomona, California for $1.9 million and recognized a pre-tax gain of $1.7 million. In the second quarter of fiscal 2008, we sold a satellite dairy distribution facility in San Bernardino, California for $1.0 million and recognized a pre-tax gain of $0.6 million. This property was acquired by the State of California to make way for a freeway expansion. In the third quarter of fiscal 2009, we sold a parcel of land under a satellite building of one of our supermarkets for $0.8 million and recognized a pre-tax gain of $0.6 million.
Income Before Income Taxes
Income before income taxes amounted to $21.6 million and $14.5 million for the third quarters of fiscal 2009 and fiscal 2008, respectively, and was $46.0 million and $55.1 million for the thirty-nine week periods of fiscal 2009 and fiscal 2008, respectively.
Income Taxes
Income taxes amounted to $6.4 million and $5.4 million in the third quarters of fiscal 2009 and fiscal 2008, respectively, and $16.2 million and $21.6 million in the thirty-nine week periods of fiscal 2009 and 2008, respectively. Our effective tax rate was 29.8% and 36.8% for the third quarters of fiscal 2009 and 2008, respectively, and was 35.2% and 39.2% for the thirty-nine week periods of fiscal 2009 and 2008, respectively. The change in effective tax rate for the thirteen and thirty-nine week periods ended June 28, 2009 is attributed to a previously unrecognized tax benefit associated with Santee.
Net Income
Net income amounted to $15.1 million and $9.2 million in the third quarters of fiscal 2009 and fiscal 2008, respectively. Net income for the thirty-nine weeks ended June 28, 2009 amounted to $29.8 million compared to $33.5 million for the thirty-nine weeks ended June 29, 2008.
LIQUIDITY AND CAPITAL RESOURCES
We historically fund our daily cash flow requirements through funds provided by operations. We have the ability to borrow under our short-term revolving credit facilities. Markets’ credit agreement, as amended and restated on April 16, 2007, expires in May 2010 and consists of a revolving loan facility for working capital and letters of credit of $100.0 million. The letter of credit facility is maintained pursuant to our workers’ compensation and general liability self-insurance requirements. In addition, Santee’s revolving line of credit includes a credit line of $5.0 million all of which may be used to secure letters of credit. As of June 28, 2009, between Markets’ and Santee’s credit agreements, we had $49.8 million of outstanding letters of credit and we had $55.2 million available under the revolving loan facilities.
We had no short-term borrowings outstanding as of June 28, 2009. We did not incur any short term borrowings under our credit facilities during the thirty-nine weeks of fiscal 2009.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth our contractual cash obligations and commercial commitments as of June 28, 2009.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due June 2012
Principal	$525,000	$—	$525,000	$—	$—
Interest	127,969	42,656	85,313	—	—

	652,969	42,656	610,313	—	—
7.75% Senior Note due April 2015
Principal	285,000	—	—	—	285,000
Interest	132,526	22,088	44,175	44,175	22,088

	417,526	22,088	44,175	44,175	307,088

Capital lease obligations (1)
Principal	5,430	1,300	2,854	1,276	—
Interest	1,968	809	940	219	—

	7,398	2,109	3,794	1,495	—

Operating leases (1)	368,043	37,697	66,600	53,151	210,595

Total contractual cash obligations	$1,445,936	$104,550	$724,882	$98,821	$517,683

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (2)	$49,762	$49,762	$—	$—	$—

Total other commercial commitments	$49,762	$49,762	$—	$—	$—

(1)	We lease the majority of our retail stores. We have subleased our old office and dry and refrigerated warehouses located in Colton, California under an initial 15 year term for an amount equal to our lease payments. For purposes of contractual cash obligations shown here, minimum lease payments on this lease are shown without sub-lease offset. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(2)	Standby letters of credit are committed as security for workers’ compensation obligations. Including approximately $2.9 million under Santee’s Revolver used as security for workers’ compensation obligations. We will retain the workers’ compensation liability of Santee after the sale of Santee’s assets is completed. Outstanding letters of credit expire between September 2009 and February 2010.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $271.4 million at June 28, 2009 and $234.0 million at September 28, 2008, and our current ratios were 1.97:1 and 1.75:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for the thirty-nine week periods ended June 28, 2009 and June 29, 2008 was $59.3 million and $31.8 million, respectively. Significant sources of cash provided by operating activities was non-cash depreciation and amortization and increases in long-term reserves for self insurance offset by a decrease in accrued interest payable which is classified in other accrued liabilities.
Other significant uses of cash in the thirty-nine week period ended June 28, 2009 included $48.3 million of capital expenditures during the period for normal new store construction, store remodels and equipment purchases. Historically, new store construction costs, store remodels and equipment expenditures are financed through operating cash flows. In addition, we expended $3.5 million on the Norton Distribution Center.
As of June 28, 2009, based upon our consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ Indentures and, after taking into consideration payments previously made, we had the ability and right to pay a restricted payment of up to $33.5 million.
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
JUNE 28, 2009
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
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2009. There were no material changes in our internal control over financial reporting during the thirteen and thirty-nine week periods ended June 28, 2009.

STATER BROS. HOLDINGS INC.
JUNE 28, 2009
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
Item 1A. RISK FACTORS
Our performance is affected by inflation and deflation. In recent periods, we have experienced increases in transportation costs and the cost of products we sell in our stores. Our costs fluctuate for increases and decreases in commodities such as fuel, plastic and other product categories. As inflation has increased expenses, we have recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time. However, the economic and competitive environment in Southern California continues to challenge us to become more cost efficient as our ability to recover increases in expenses through price increases is diminished. Our future results of operations will depend upon our ability to adapt to the current economic environment as well as the current competitive conditions.
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
JUNE 28, 2009
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

Date: August 11, 2009	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2009	/s/ Phillip J. Smith
Phillip J. Smith
Executive Vice President and Chief Financial Officer (Principal Financial Officer)