Form 10-K
period 2009-09-27
STATER BROS HOLDINGS INC
filed 2009-12-18
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 27, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
No voting stock of the registrant is held by non-affiliates of the registrant.
Number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of December 17, 2009—Class A Common Stock — 35,152 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None

STATER BROS. HOLDINGS INC.
FORM 10-K

PART I
Item 1. Business
General
Stater Bros. Holdings Inc. (“Holdings” or the “Company”) through its wholly-owned subsidiary, Stater Bros. Markets (“Markets”), operates a supermarket chain of 167 stores located throughout Southern California. We provide our customers with high quality grocery, health and general merchandise products at every day low prices while providing the highest level of customer service. All of our stores have expanded selection of produce and full-service meat departments, 155 have service deli departments, 88 have bakery departments, 84 have full-service seafood departments and 28 have pharmacies. We believe our service departments, along with our high level of customer service, creates a shopping experience that maintains customer loyalty and distinguishes us from other supermarket chains. The legal entity for our in-store pharmacies is Super Rx, Inc. (“Super Rx”), a wholly-owned subsidiary of Markets. Prior to October 11, 2009, most of the milk products offered in our stores were manufactured by Santee Dairies, Inc. (“Santee”), a wholly-owned subsidiary of Markets. Santee operated under the name Heartland Farms. In addition to providing Markets with its milk products, Santee sold milk and juice products to a variety of third party companies and organizations. Subsequent to our fiscal 2009 year-end, on October 11, 2009, we sold substantially all of the assets of Santee to subsidiaries of Dean Foods, Inc. (“Dean Foods”) (the “Dairy Transaction”) and entered into a ten year product purchase agreement (the “PPA”) to purchase substantially all of our milk products from Dean Foods and we discontinued all dairy manufacturing operations as of that date and we have changed the legal name of Santee to SBM Dairies, Inc.
Holdings was incorporated in Delaware in 1989 and through Markets and its predecessor companies have operated supermarkets in Southern California since 1936 when the first Stater Bros. Market opened in Yucaipa, California. The total square footage of our supermarkets is approximately 5.8 million square feet including approximately 4.1 million square feet of selling area. We have constructed most of our supermarkets through our wholly-owned subsidiary, Stater Bros. Development (“Development”). Development acts as general contractor for all new store construction and store remodels. We have grown our business through construction of new stores and through a strategic acquisition.
We utilize a centralized distribution center that provides our supermarkets with approximately 82% of the volume of the merchandise we offer for sale. Our distribution center, located on the former Norton Air Force base in San Bernardino, California (“Norton”) encompasses approximately 2.4 million square feet and includes our corporate offices and facilities for grocery, grocery deli, produce, meat, meat deli, frozen, bakery, health and beauty care, and general merchandise products.
Available Information
We file quarterly and annual reports electronically with the Security and Exchange Commission (“SEC”) under forms 10-Q and 10-K and we file current reports on form 8-K and amendments to these reports. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. These electronic files can be found at the SEC’s website at http://www.sec.gov. The public may read and copy any of our reports filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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

Item 1. Business (contd.)
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
Substantially all of our 167 supermarkets are located in neighborhood shopping centers in well-populated residential areas. We endeavor to locate our supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.
We operated 167 supermarkets at September 27, 2009, 165 supermarkets at September 28, 2008 and 164 supermarkets at September 30, 2007.
Our supermarkets had approximately 5.8 million total square feet at September 27, 2009, 5.6 million total square feet at September 28, 2008 and September 30, 2007.
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
We monitor sales and profitability of our operations on a store-by-store basis and remodel or replace stores in light of their performance and our assessment of their future potential. Approximately 68% of our supermarkets have been either newly constructed or remodeled within the last five years. The capital expenditure for a minor remodel ranges between $250,000 and $1,000,000 and typically includes new fixtures and may include a change in decor. The capital expenditure for a major remodel exceeds $1,000,000 and typically involves more extensive refurbishment of the store’s interior and may include the addition of one or more specialty service departments such as a service deli, bakery or full-service seafood. Expansions entail enlargement of the store building and typically include breaking through an exterior wall. The primary objective of a remodel or expansion is to improve the attractiveness of the supermarket, increase sales of higher margin product categories and, where feasible, to increase selling area.

Item 1. Business (contd.)
Store Expansion and Remodeling (contd.)
The following table sets forth certain statistical information with respect to our supermarket openings, closings and remodels for the periods indicated.

	Sept. 25,	Sept. 24,	Sept. 30,	Sept. 28,	Sept. 27,
	2005	2006	2007	2008	2009

Number of supermarkets:
Opened	4	3	3	1	3
Closed	(1)	(2)	(1)	—	(1)
Total at end of year	161	162	164	165	167
Minor remodel	47	34	6	3	3
Major remodel	8	14	12	10	9
In addition, in fiscal 2009, we replaced a store in Ontario, California with a new supermarket. We continually review plans for major and minor remodels, expansions and new construction to take advantage of market opportunities. We finance our new store construction primarily from cash provided by operating activities and we may also use short-term borrowings under our credit facilities. Long-term financing of new stores generally will be obtained through either sale and leaseback transactions or secured long-term financings. However, no assurances can be made as to the availability of such financings.
Corporate Offices and Distribution Center
Our corporate office and distribution center encompass approximately 2.4 million square feet. Approximately 82%, based on sales volume, of the products offered for sale in our supermarkets are received through our distribution center.
On average, our stores are located 41 miles from our distribution center. Most of our supermarkets can be reached without using the most congested portions of the Southern California freeway system.
Our transportation fleet consists of modern well-maintained vehicles. As of September 27, 2009, we operated approximately 124 tractors, 27 of which we owned and 97 we leased. We operated 474 trailers all of which we owned.

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
Store Management. Each of our supermarkets is managed by a store manager and an assistant manager, each of whom receives a base salary and may receive a bonus based on their individual supermarket’s overall performance and on meeting other established criteria. The store manager and assistant manager are supported by department and other store management who have the training and skills necessary to provide proper customer service, operate the store and manage personnel in each department. Each of our stores has individual department managers for grocery, meat, produce, and where applicable, bakery, service deli and full-service seafood. Departmental managers are hourly employees and may receive an annual bonus based on meeting established criteria. Store managers report to one of nine district managers, each of whom is responsible for an average of 19 supermarkets. District managers report to one of three Regional Vice Presidents.
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

Item 1. Business (contd.)
Santee Dairies, Inc
Santee operates one of the largest dairy plants, based on fluid production, in California and provides fluid milk products to Markets and other customers in Southern California. Santee processes, packages and distributes whole, low-fat and non-fat milk, as well as orange juice, fruit drinks and certain other cultured milk products under the Knudsen®, Foremost® and certain other brand names, as well as store brand names. Santee is the exclusive licensee of the Knudsen® trademark from Kraft Foods, Inc. for fluid milk, juices and certain other cultured milk products in the Southern California market. In addition, Santee is the exclusive licensee of the Foremost® trademark for fluid milk in Southern California from Foremost Farms USA. Santee holds the exclusive national license for Arnold Palmer Tee®, a beverage blend of iced tea and lemonade as well as other flavors, from Innovative Flavors, LLC. In fiscal 2009, Santee processed approximately 67.2 million gallons of fluid products, including 53.3 million gallons of fluid milk. During this time period, Markets purchased 35.3 million gallons of fluid products from Santee. Santee’s total revenue in fiscal 2009, excluding sales to Markets, was $96.8 million. Santee also sells to other supermarkets, independent food distributors, military bases and foodservice providers in Southern California.
On October 11, 2009, we sold substantially all of the assets of Santee to Dean Foods and entered into a ten year product purchase agreement to purchase substantially all of our milk products from Dean Foods. As of that date, we discontinued all dairy manufacturing operations.
Employees
We have approximately 17,500 employees. Of which approximately 800 are management and administrative employees and 16,700 are hourly union employees. Substantially all of our hourly employees are members of either the United Food and Commercial Workers (“UFCW”) or International Brotherhood of Teamsters (“Teamsters”) labor unions and are represented by several different collective bargaining agreements.
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
Given the wide assortment of products we offer, we compete with various types of retailers, including local, regional and national supermarket chains, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. Our primary traditional grocery format competitors include Vons a division of Safeway, Albertsons, Ralphs a division of Kroger, and a number of independent supermarket operators. We, and our traditional format grocery competitors, also face competitive pressures from “big box” format retailers including Walmart, Costco and Winco.
We expect our competition to continue to apply pricing and other competitive pressures as they strive to grow their market share in our market area and as they continue to take steps to both maintain and grow their customer counts. We believe that our everyday low prices, breadth of product offering, which includes approximately 40,000 items offered for sale in our stores, specialty service departments and long-term customer relationships will enable us to compete effectively in this increasingly competitive environment.

Item 1. Business (contd.)
Financial Information about Segments
We have three operating segments: Markets, Super Rx and Santee. Markets and Super Rx provide retail grocery, general merchandise and pharmaceutical products to customers through our supermarkets. Santee processes, packages and distributes milk, fruit drinks and other cultured milk products to Markets and other customers. As Markets and Super Rx have similar customers, regulatory requirements and delivery methods to customers, we aggregate Markets and Super Rx into a single reportable segment. Aggregating Markets and Super Rx results in two reportable segments: Retail and Dairy Manufacturing. Separate disclosures for the Dairy Manufacturing segment have not been made as sales, profits and total assets for this segment are less than 10% of consolidated sales, profits and total assets. Financial information about our reportable segment is disclosed in “Note 8 — Segment Information” in the Notes to the Audited Consolidated Financial Statements contained herein.
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
Environmental
We incurred approximately $198,000 in environmental remediation costs over the past three years. Remediation costs were approximately $41,000 in fiscal 2007, $96,000 in fiscal 2008 and $61,000 in fiscal 2009. We believe that any such future remediation costs will not have a material adverse effect on our financial condition or our results of operations.
Item 1A. Risk Factors
The supermarket industry is highly competitive and generally characterized by narrow profit margins. We compete with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug chains, national general merchandisers and discount retailers, membership clubs, warehouse stores and independent and specialty grocers. Our primary traditional grocery format competitors include Vons, Albertsons, Ralphs, and a number of independent supermarket operators. We also face competition from restaurants and fast food chains as household food expenditures are directed to the purchase of food prepared outside the home.
Our principal competitors include traditional grocery format operators; “big box” format retailers, including Walmart, Costco and Winco and regional markets which compete with us on the basis of location, quality of products, service, price, product variety and store condition. Our competitors maintain market share through high levels of promotional activities and discount pricing, which creates a difficult environment in which to consistently increase year-over-year sales gains. We expect our competitors to continue to apply pricing and other competitive pressures as they expand the number of their stores in our market area and as they continue to take steps to both maintain and grow their customer counts.
We face competitive pressure from existing competitors and from smaller format stores such as convenience stores, drug stores and discount stores that carry traditional grocery format items. Some of our competitors have greater resources than us and are not unionized resulting in lower labor cost. These competitors could use their resources to take measures which could adversely affect our competitive position.
Our marketing area in Southern California continues to be highly competitive and in flux. Our market changes frequently as competitors open and close supermarket locations and introduce new pricing strategies. We anticipate increased competition from “big box” format retailers, our traditional grocery format competitors and other smaller format competitors.

Item 1A. Risk Factors (contd.)
Our performance is affected by inflation. During fiscal 2009, we experienced increases in the costs of products we sell in our stores. The increases in our costs are attributed to increases in plastic, grain and other commodity costs. During fiscal 2009, we were unable to pass along the full effect of price increases as our competitors also absorbed some of the costs increases and as our customers disposable income was reduced as a result of current economic conditions. Future recovery of cost increases will be dependent on actions taken by our competitors and by the state of the economy in our marketing area. The economic and competitive environment in Southern California continues to challenge us to become more cost efficient as we have experienced increased gross margin pressures. Our future results of operations will depend upon our ability to adapt to the current economic environment as well as current and future competitive conditions.
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
We own our corporate offices and distribution center located at Norton. The following schedule presents the square footage by major product classification within our corporate offices and distribution center as of September 27, 2009. Square footage numbers for our dairy manufacturing operations sold on October 11, 2009 are excluded.

Square
Feet
Grocery goods	1,078,000
Refrigerated	664,000
Distribution support	445,000
Bread	46,000
Administrative offices	176,000

Total	2,409,000

Item 2. Properties (contd.)
As of September 27, 2009, we owned 48 of our supermarkets and leased the remaining 119 supermarkets. We believe our supermarkets are well maintained and adequately meet the expectations of our customers. We operate 167 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. The following schedule reflects our store count by size and county, and the number of stores that were either leased or owned by us as of September 27, 2009.

	No. of Stores			Total Square Feet
				Under	25,000-	30,000-	35,000-	Over
County	Total	Owned	Leased	25,000	29,999	34,999	40,000	40,000
San Bernardino	52	13	39	5	16	5	14	12
Riverside	47	11	36	9	13	3	5	17
Orange	30	11	19	4	13	1	4	8
Los Angeles	25	8	17	3	7	1	3	11
San Diego	11	5	6	—	1	—	2	8
Kern	2	—	2	—	—	1	1	—

Total	167	48	119	21	50	11	29	56

The total square footage of our supermarkets is approximately 5.8 million square feet, of which approximately 4.1 million square feet is selling area.
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
In April of 2006, the Landlord under a Ground Lease for a supermarket occupied by Markets in the city of Fountain Valley, California filed an Action against Markets and the Lessee under a Sub-Ground Lease alleging that Markets failed to timely exercise its option to extend the term of the Ground Lease. The original Complaint filed in the California Superior Court for the County of Orange was amended to a Reformation and Declaratory Relief Cause of Action seeking determination of the parties’ rights under the Ground Lease and Sub-Ground Lease including a damage claim for additional rent of approximately $1.4 million. This case was settled in May of 2008 pursuant to a settlement agreement whereby Markets agreed to pay fair market value rent under the Ground Lease commencing June 1, 2008 and continuing through the end of the Lease term in August of 2014, which has been appropriately reflected in the accompanying Audited Consolidated Financial Statements. Markets was not required to pay any additional rent for prior periods under the settlement agreement.
In December 2008, an action by Dennis M. O’Connor, et al. against Santee Dairies, Inc., dba Heartland Farms (now SBM Dairies, Inc.) was filed in the Los Angeles Superior Court. This action seeks individual and potential class action monetary damages for time spent by non-exempt hourly paid employees for changing into and out of sanitary uniforms. No date has been set for trial or a hearing for potential class certification and SBM Dairies, Inc. is in the process of conducting discovery. SBM Dairies, Inc. denies it has any liability in this action and intends to vigorously defend its interests. Plaintiffs have not yet made any settlement demand and further evaluation of potential liability will be completed if the Court certifies a class action.

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
Markets’ credit facility, as amended and restated on April 16, 2007, limits our ability to pay dividends. We may declare and pay dividends, but the aggregate amount of the dividend may not exceed, as of any date of determination, an amount equal to the sum of $25.0 million plus 50% of our consolidated net income for the period then ending following June 27, 2004. Our ability to pay dividends is further limited by minimum shareholder equity requirements under our credit agreement. As of September 27, 2009, we had the ability, under the Credit Facility, to make restricted payments, including dividends of up to $23.0 million.
Dividends of $5.0 million were paid in each of the fiscal years of 2008 and 2007. Subsequent to our 2009 fiscal year-end, we paid a dividend of $5.0 million on November 17, 2009.
Item 6. Selected Financial Data
The following table sets forth historical financial data derived from the audited consolidated financial statements of Holdings as of and for the fiscal years ended September 25, 2005, September 24, 2006, September 30, 2007, September 28, 2008 and September 27, 2009. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Audited Consolidated Financial Statements and related notes thereto contained elsewhere herein. The information included in “Other Operating and Financial Data” and “Store Data” is unaudited.

	Fiscal Year Ended
	Sept. 25, (4)	Sept. 24, (4)	Sept. 30, (4)	Sept. 28, (4)	Sept. 27, (4)
	2005	2006	2007	2008	2009
		(In thousands, except per share amounts)
Statement of Earnings Data:
Sales	$3,372,844	$3,508,794	$3,674,427	$3,741,254	$3,766,040
Cost of goods sold	2,468,736	2,578,435	2,674,563	2,743,074	2,764,004

Gross profit	904,108	930,359	999,864	998,180	1,002,036
Selling, general and administrative expenses	772,885	790,756	818,863	829,697	827,192
Depreciation and amortization	39,575	46,642	48,715	52,987	53,536

Total operating expenses	812,460	837,398	867,578	882,684	880,728

Operating profit	91,648	92,961	132,286	115,496	121,308

Interest and other income	5,402	8,288	13,927	8,598	1,194
Interest expense	(57,142)	(57,238)	(59,586)	(57,464)	(68,252)
Interest expense related to purchase of debt	—	—	(3,953)	—	—

Income before income taxes	39,908	44,011	82,674	66,630	54,250
Income taxes	13,662	17,945	33,279	26,000	19,481

Net income	$26,246	$26,066	$49,395	$40,630	$34,769

Earnings per average common shares outstanding	$685.26	$697.21	$1,356.19	$1,136.03	$989.10

Item 6. Selected Financial Data (contd.)

Fiscal Year Ended
Sept. 25,(4)	Sept. 24,(4)	Sept. 30,(4)	Sept. 28,(4)	Sept. 27,(4)
2005	2006	2007	2008	2009
(In thousands, except per share amounts)
Balance Sheet Data (end of fiscal year):
Working capital	$373,123	$324,266	$322,750	$249,474	$290,525
Total assets	1,055,369	1,058,092	1,270,278	1,276,875	1,314,735
Long-term debt	700,000	700,000	810,000	810,000	810,000
Long-term capitalized lease obligations	8,146	7,245	6,252	5,104	3,768
Other long-term liabilities	90,003	82,021	113,131	113,125	144,228
Common stockholder’s equity (deficit)	(13,395)	(11,079)	9,279	40,506	63,755
Dividends paid per share, Class A common stock	$—	$135.52	$139.78	$142.24	$—

Cash Flow Data:
Cash provided by operating activities	81,140	87,254	171,356	57,947	116,619
Cash provided by (used in) financing activities	(930)	(24,598)	81,901	(14,230)	(1,149)
Cash used in investing activities	(118,760)	(127,508)	(174,740)	(175,837)	(63,498)

Other Operating and Financial Data:
Sales increases (decreases):
Total sales	(9.0)%	4.0%	4.7%	1.8%	0.7%
Like stores sales (comparable 52-weeks)(1)	(12.1)%	1.5%	1.7%	2.5%	0.0%
Operating profit	$91,648	$92,961	$132,286	$115,496	$121,308
Ratio of earnings to fixed charges(2)	1.47	x	1.47	x	1.77	x	1.61	x	1.58	x
Gross profit as a percentage of sales	26.81%	26.52%	27.21%	26.68%	26.61%
Selling, general and administrative expenses as a percentage of sales	22.92%	22.54%	22.29%	22.18%	21.96%

Store Data:(3)
Number of stores (at end of fiscal year)	161	162	164	165	167
Average sales per store (000’s)	$20,404	$20,937	$21,860	$21,961	$21,945
Average store size:
Total square feet	33,474	33,778	34,028	34,178	34,405
Selling square feet	23,872	24,028	24,165	24,237	24,340
Total square feet (at end of fiscal year) (000’s)	5,415	5,491	5,599	5,644	5,761
Total selling square feet (at end of fiscal year) (000’s)	3,860	3,904	3,972	4,001	4,072
Sales per average square foot	$610	$620	$642	$643	$638
Sales per average selling square foot	$855	$871	$905	$906	$902

(1)	We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year, we only use the current year’s weekly sales that correspond to the weeks the stores were open in the previous year. For replacement store sales, we include sales for the entire year in the like store sales calculation. For stores that were closed during the year, we only include prior year sales that correspond to the week the stores were opened in the current year.
(footnotes continued on following page)

Item 6. Selected Financial Data (contd.)

(2)	For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and amortization of previously capitalized interest. Fixed charges consist of interest expense whether expensed or capitalized, amortization of debt issuance costs, and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case.

(3)	Average sales per store, sales per total square feet and sales per selling square feet are calculated by prorating the number of stores, total square feet and selling square feet by the period of time the store was opened, for new stores, or the period of time the expanded square footage was in service, for expanded stores.

(4)	Fiscal years 2005, 2006, 2008 and 2009 were 52-week years while fiscal 2007 was a 53-week year.
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
Self-Insurance Reserves
We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. The estimates used by us are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.80% for fiscal 2007, 6.25% for fiscal 2008 and 5.50% for fiscal 2009. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. For fiscal 2009, if a rate of 4.50% was used to discount the reserves, the reserves for self insurance would have been $1.6 million higher than the reserves calculated at a 5.50% discount rate. If a rate of 6.50% was used in fiscal 2009 to discount the reserves, the reserves for self insurance would have been $1.5 million lower than the reserves calculated at a 5.50% discount rate.
Employee Benefit Plans
The determination of our obligation and expense for pension benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions are disclosed in “Note 7 — Retirement Plans” in the accompanying Notes to the Audited Consolidated Financial Statements contained herein and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in the assumptions may materially affect our pension obligations and expense for pension benefits.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Employee Benefit Plans (contd.)
For fiscal 2009, the discount rate used to calculate the net periodic pension cost was 5.50%. If the rate used to discount the net periodic pension cost was 4.50%, net periodic pension cost would have been $0.8 million higher than the cost calculated at a 5.50% discount rate. If the rate used to calculate the net periodic pension cost was 6.50%, net periodic pension cost would have been $0.7 million lower than the cost calculated at the 5.50% discount rate.
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
Significant Accounting Policies
In addition to the critical accounting policies disclosed above, there are certain accounting policies that we have adopted that may differ from policies of other companies within the supermarket industry. Such differences in the treatment of these policies may be important to the readers of our Form 10-K and our Audited Consolidated Financial Statements contained herein. For further information regarding our accounting policies, refer to “Note 1 — The Company and Summary of Significant Accounting Policies” in the Notes to the Audited Consolidated Financial Statements contained herein.

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
During fiscal 2009, we opened three new supermarkets, replaced one existing supermarket, completed nine major remodels and closed one store. We continually evaluate our stores for profitability, strategic positioning, impact of competition and sales growth potential and make store opening, store remodel and store closure decisions based on such evaluations.
During fiscal 2009, our sales grew 0.66% over the prior fiscal year. Like store sales for fiscal 2009 were comparable to the prior year with like store sales being 0.04% higher than our previous fiscal year.
Our consolidated gross profit margin decreased slightly in the current fiscal year as a result of the continued highly competitive environment in our marketing area and as a result of the continued deterioration of economic conditions both on a national and regional level. Our marketing area of Southern California continues to be highly competitive. We anticipate increased competitive pressures from “big box” formats including Walmart, Costco and Winco, from regional markets and from our traditional grocery format competitors Vons, Albertsons and Ralphs. The “big box” formats and our traditional grocery format competitors continue to be highly competitive on pricing as we and they strive to hold onto customer counts in these tough economic times.
For fiscal 2010, we anticipate lower sales than in fiscal 2009 due to the Dairy Transaction and estimate that our sales level from our supermarkets to be comparable to fiscal 2009. Santee’s sales to third parties in fiscal 2009 was $96.8 million. We do not intend to open any new stores during fiscal 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Results of Operations
Sales and Cost of Sales (in thousands)

	Fiscal Year Ended			Change
				2008 to		2009 to
	Sept. 30,	Sept. 28,	Sept. 27,	2007		2008
	2007	2008	2009	Dollar	%	Dollar	%
Sales	$3,674,427	$3,741,254	$3,766,040	$66,827	1.82%	$24,786	0.66%

Gross Profit	$999,864	$998,180	$1,002,036	$(1,684)	(0.17)%	$3,856	0.39%
as a % of sales	27.21%	26.68%	26.61%
Sales
Fiscal 2009 and fiscal 2008 were 52-week years while fiscal 2007 was a 53-week year. The increase in fiscal 2009 sales over fiscal 2008 is primarily the result of opening new stores. We estimate that the 53rd week in fiscal 2007 added $69.2 million to fiscal 2007 consolidated sales or 1.88% of that years consolidated sales. After removing the effect of the extra week of sales in fiscal 2007, the increase in fiscal 2008 over 2007 sales is attributed primarily to the opening of a new store and increased like store sales of 2.45%.
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
Like store sales are affected by various factors including, but not limited to, inflation, deflation, promotional discounting, customer traffic, buying trends, pricing pressures from competitors and competitive openings and closings.
Like store sales increased $1.5 million or 0.04% in fiscal 2009 over fiscal 2008. We opened three new stores and closed one store in fiscal 2009. The new stores opened in fiscal 2009 added approximately $30.5 million to fiscal 2009 sales. In addition, we estimate that a store opened during fiscal 2008 added approximately $8.2 million to fiscal 2009 sales for the weeks it was not opened in fiscal 2008. While the newly opened stores increased sales in fiscal 2009, we estimate that these stores drew approximately $15.9 million of their sales from existing stores. The store closed in fiscal 2009 reduced sales by approximately $12.2 million.
Like store sales between fiscal 2008 and fiscal 2007 were affected by an additional week of sales as fiscal 2007 was a 53-week year whereas fiscal year 2008 was a 52-week year. We estimate that the extra week of sales added approximately $65.1 million to fiscal 2007 like store sales or 1.83% of fiscal 2007 store sales. After removing the effect of the extra week of sales, fiscal 2008 like store sales increased 2.45% over fiscal 2007. While like store sales were positive for fiscal 2008, like stores sales were impacted by recent new store openings. We estimate that newly opened stores drew approximately $12.4 million of their fiscal 2008 sales from existing stores. We opened four new stores from September 24, 2006 through September 28, 2008, which generated approximately $71.0 million in sales in fiscal 2008 of which approximately $41.0 million are not included in like store sales. From September 24, 2006 through fiscal 2008, we closed one store which decreased fiscal 2008 like store sales by approximately $0.8 million.
Santee Sales
In fiscal 2009, Santee sales to third parties decreased approximately $8.3 million. The decrease in sales was due primarily to falling milk prices. In fiscal 2008, sales for Santee to third parties increased approximately $3.8 million, which was attributed to rising milk prices.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Results of Operations (contd.)
Gross Profit
The decrease in gross margin in fiscal 2009 compared to fiscal 2008 is the result of increased competitive pricing pressures in our marketing area and the result of our efforts, in the current economic environment, to keep prices low in order to retain customers.
The decrease in gross profit as a percentage of sales, in fiscal 2008 compared to fiscal 2007 is due to product cost increases that were not fully passed on to our customers and to our reducing prices on selected items to maintain our customer base and to increase sales. In fiscal 2008, we experienced increases in commodity prices such as fuel, plastics, grains and products associated with these commodities. In addition, we had higher transportation costs in fiscal 2008 during our transition from our old distribution facilities to our new distribution center at Norton.
Operating Expenses and Income (in thousands)

	Fiscal Year Ended			Change
				2008 to		2009 to
	Sept. 30,	Sept. 28,	Sept. 27,	2007		2008
	2007	2008	2009	Dollar	%	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$818,863	$829,697	$827,192	$10,834	1.32%	$(2,505)	(0.30)%
as a % of sales	22.28%	22.17%	21.97%

Depreciation and amortization	$48,715	$52,987	$53,536	$4,272	8.77%	$549	1.04%
as a % of sales	1.33%	1.42%	1.42%

Operating profit	$132,286	$115,496	$121,308	$(16,790)	(12.69)%	$5,812	5.03%
as a % of sales	3.60%	3.09%	3.22%
Selling, General and Administrative Expenses
The decrease in selling, general and administrative expenses, as a percentage of sales, in fiscal 2009 is attributed to several factors. We reduced, as a percentage of sales, professional and legal expenses by 0.10% primarily from the reduction in information technology consultants and reduction in the amount of work needed for financial reporting compliance. We reduced the cost and amount of our print advertising which reduced our advertising expense, as a percentage of sales, by 0.05%. In fiscal 2008, we incurred costs associated with the relocation of our distribution operations to our distribution center at Norton that were not present in fiscal 2009 and represented a savings compared to fiscal 2008 of 0.07%, as a percentage of sales.
The decrease, as a percentage of sales, in selling, general and administrative expenses in fiscal 2008 is attributed to several factors. Payroll related expenses, in total, decreased 0.30%, as a percentage of sales, with decreases in workers’ compensation insurance expense of 0.16%, as a percentage of sales, managers incentive bonuses of 0.14%, as a percentage of sales, and union insurance of 0.12%, as a percentage of sales, being partially offset by an increase in direct labor costs of 0.16%, as a percentage of sales. Workers’ compensation insurance expense decreased as we continued to focus on safety programs to reduce workers compensation expense. Managers’ incentive bonuses decreased in fiscal 2008 due to reduction in net income in fiscal 2008. Union insurance, as a percentage of sales, decreased as a result of the UFCW contract, while direct labor cost increased under the UFCW contract. We were able to reduce advertising expense in fiscal 2008 by 0.13%, as a percentage of sales, due to negotiating lower production cost on our twice weekly print-ad.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses in both fiscal 2009 and fiscal 2008 was $1.2 million and was $1.0 million in fiscal 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Results of Operations (contd.)
Depreciation and Amortization
Depreciation expense, as a percentage of sales, for fiscal 2009 was comparable to fiscal 2008. The increase in depreciation expense in fiscal 2008 over fiscal 2007 was due primarily to depreciation on our new corporate offices, new store construction, store remodels and other capital expenditures. Included in cost of goods sold is depreciation expense related to our warehousing and distribution activities and our dairy production of $14.6 million, $14.0 million and $11.7 million in fiscal years 2009, 2008 and 2007, respectively. In fiscal 2009, depreciation included in cost of goods sold was approximately $3.1 million lower due to our not incurring depreciation expense on assets held for sale related to the Dairy Transaction in the final six months of fiscal 2009.
Interest Income
Interest income was $0.5 million, $5.7 million and $14.2 million in fiscal years 2009, 2008 and 2007, respectively. Interest income has decreased year-over-year as the interest rate realized on our short-term investments has decreased and as we have expended cash on-hand to construct our distribution center.
Interest Expense
Interest expense amounted to $68.3 million, $57.5 million and $59.6 million for the 2009, 2008 and 2007 fiscal years, respectively. Prior to the recognition of capitalized interest, interest expense was comparable in fiscal 2009 to fiscal 2008 and decreased $0.6 million in fiscal 2008 compared to fiscal 2007. Interest capitalized during construction projects amounted to $0.5 million, $11.3 million and $9.8 million in fiscal years 2009, 2008 and 2007, respectively. The change in capitalized interest in fiscal 2009 over fiscal 2008 and fiscal 2008 over fiscal 2007 is primarily attributed to the timing of construction of our corporate offices and distribution center. The decrease in interest expense in fiscal 2008 from fiscal 2007 is due to the amount of debt outstanding during a portion of fiscal 2007. From April 18, 2007 to June 18, 2007, we had both the Floating Rate Senior Notes and the 7.75% Senior Notes outstanding. The $175.0 million aggregate outstanding Floating Rate Senior Notes were retired using proceeds from the issuance of the 7.75% Senior Notes.
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
Income Before Income Taxes
Income before income taxes amounted to $54.3 million, $66.6 million and $82.7 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.
Income Taxes
Income taxes amounted to $19.5 million, $26.0 million and $33.3 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Our effective tax rate was 35.9%, 39.0% and 40.3% for fiscal years 2009, 2008 and 2007, respectively. The decrease in our effective tax rate in fiscal 2009 compared to fiscal 2008 is attributed to a previously unrecognized tax benefit associated with Santee. The decrease in the effective tax rate in fiscal 2008 over fiscal 2007 is due primarily to our ability to record additional tax credits related to our corporate office and distribution center.
Net Income
Net income for fiscal 2009 amounted to $34.8 million, compared to $40.6 million in fiscal 2008 and $49.4 million in fiscal 2007.

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
We are currently in the process of documenting an amendment to Markets’ credit facility with Bank of America which would provide terms similar to those currently in place and would extend the maturity date to October 31, 2012.
In connection with the Dairy Transaction, Santee’s $5.0 million revolver with Bank of America was terminated and approximately $2.9 million of outstanding letters of credit used as collateral against Santee’s workers’ compensation reserves were re-issued under Markets’ credit facility. After the Dairy Transaction, on October 11, 2009, we had $49.8 million of outstanding letters of credit and we had $50.2 million available under Markets’ credit facility.
We had no short-term borrowings as of September 27, 2009. We did not incur any short-term borrowings during fiscal year 2009.
Working capital amounted to $290.5 million at September 27, 2009 and $249.5 million at September 28, 2008. Our current ratios were 1.99:1 and 1.81:1 at September 27, 2009 and September 28, 2008, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for fiscal 2009 was $116.6 million compared to $57.9 million for fiscal 2008 and $171.4 million for fiscal 2007. Significant sources of cash from operating activities in fiscal 2009 included our net income adjustment for non-cash depreciation and amortization, increases in our pension liability and decreases in inventory levels. In fiscal 2009, we recognized $11.5 million, net of tax of $7.9 million, in other comprehensive loss from actual losses in our pension and medical plan benefits. Our inventory levels decreased in fiscal 2009 due to the timing of inventory purchases. During fiscal 2009, we expended $77.0 million in capital expenditures.
Significant sources of cash from operating activities in fiscal 2008 included our net income adjustment for non-cash depreciation and amortization offset in part by uses of cash for increased inventory levels and decreases in accounts payable. Our inventory levels increased due to our taking additional advantage of forward buying opportunities, buying inventory levels ahead of price increases, inflation in fiscal 2008 and to our transitioning in fiscal 2008 of some direct store delivered items to being received and shipped through our distribution center. The change in accounts payable in fiscal 2008 was attributed to normal timing of payments on purchases. On September 25, 2008, we redeemed 618 shares of our Class A Common Stock for $8.2 million. The redemption was for shares distributed to the Mosely Family Revocable Trust (the “Moseley Trust”) by La Cadena. On September 25, 2008, we also paid a $5.0 million dividend to La Cadena the sole owner of our stock. During fiscal 2008, we expended $168.9 million in capital expenditures which included $112.2 million for our distribution center and $56.7 million on normal capital expenditures which included new store construction, store remodels and equipment purchases. During fiscal 2008, we recognized $3.8 million, net of tax of $2.6 million, in other comprehensive income from gains, net of prior service costs, in our pension and medical plan benefits.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Liquidity and Capital Resources (contd.)
We believe that capital expenditures for fiscal 2010 will be approximately $35.3 million and we expect to finance the expenditures from cash on-hand and cash from operating activities. The following table sets forth the major components of expected fiscal 2010 capital expenditures.
Expected Capital Expenditures Fiscal 2010
(In thousands)

Store remodels	$15,185
MIS equipment and software	8,800
Store equipment	8,026
Transportation equipment	2,451
Distribution equipment	805
Office equipment and other	77

$35,344

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
The Credit Facility matures on May 31, 2010 and we are currently in the process of documenting an amendment to the facility with Bank of America which would provide terms similar to those currently in place and would extend the maturity date to October 31, 2012.
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
In connection with the Dairy Transaction, the Santee Revolver with Bank of America was terminated and approximately $2.9 million of outstanding letters of credit used as collateral against Santee’s workers’ compensation reserves were re-issued under Markets’ credit facility.
As of September 27, 2009, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
We had no short-term borrowings outstanding at the end of fiscal years 2008 and 2009. We did not incur any short-term borrowings during fiscal 2009.
Labor Relations
The UFCW’s collective bargaining agreements were renewed in March 2007 and expire in March 2011. The Teamsters’ collective bargaining agreement was renewed in September 2005 and expires in September 2010.
We value our employees and believe our relationship with them is good and that employee loyalty and enthusiasm are key elements of our operating performance.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, other than stand-by letters of credit, as discussed under the caption “Liquidity and Capital Resources” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and operating leases as disclosed in “Note 5 — Leases” in the Notes to the Audited Consolidated Financial Statements contained herein, that would have or are reasonably likely to have material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Tabular Disclosure of Contractual Cash Obligations
     The following table sets forth our contractual cash obligations and commercial commitments as of September 27, 2009. Contractual cash obligation for our dairy manufacturing operations sold on October 11, 2009 are excluded as they were assumed by Dean Foods as part of the Dairy Transaction.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due 2012
Principal	$525,000	$—	$525,000	$—	$—
Interest	127,969	42,656	85,313	—	—

	652,969	42,656	610,313	—	—
7.75% Senior Notes due 2015
Principal	285,000	—	—	—	285,000
Interest	132,526	22,088	44,175	44,175	22,088

	417,526	22,088	44,175	44,175	307,088
Capital lease obligations (1)
Principal	5,104	1,336	2,669	1,099	—
Interest	1,747	758	829	160	—

	6,851	2,094	3,498	1,259	—

Operating leases (1)	357,969	37,185	64,888	50,936	204,960

Total contractual cash obligations	$1,435,315	$104,023	$722,874	$96,370	$512,048

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (2)	$49,762	$49,762	$—	$—	$—

Total other commercial commitments	$49,762	$49,762	$—	$—	$—

(1)	We lease the majority of our retail stores. We have subleased our former headquarters buildings and certain former distribution facilities located in Colton, California under an initial 15 year term for an amount equal to our lease payments. For purposes of contractual cash obligation shown here, minimum lease payments on this lease are shown without sub-lease offset. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(2)	Standby letters of credit are committed as security for workers’ compensation. Outstanding letters of credit expire between December 2009 and October 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Recent Accounting Pronouncements
See “Note 1 — The Company and Summary of Significant Accounting Policies” to our Audited Consolidated Financial Statements contained herein for disclosures regarding recent accounting pronouncements.
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
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
We are subject to interest rate risk on our fixed interest rate debt obligations. Our fixed rate debt obligations are comprised of the 8.125% Senior Notes, the 7.75% Senior Notes and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. The fair values of the 8.125% Senior Notes and the 7.75% Senior Notes are based upon quoted market prices. Although quoted market prices are not readily available on our capital lease obligations, we believe that stated values approximate the fair value of these obligations. We have not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk. The following table provides the future principal cash flows and weighted-average interest rates expected on our fixed rate debt obligations. The fair value shown here is based upon the quoted market price of the 8.125% Senior Notes and the 7.75% Senior Notes and the stated value of our capital leases as of September 27, 2009. Capital lease obligations for our dairy manufacturing operations sold on October 11, 2009 are excluded as they were assumed by Dean Foods as part of the Dairy Transaction.

	Expected Year of Maturity
	(In thousands)
							Fair
	2010	2011	2012	2013	2014	Thereafter	Value
Long-term debt and capital lease obligations	$1,336	$1,562	$526,107	$799	$300	$285,000	$811,206
Average interest rate	8.04%	8.03%	7.99%	7.78%	7.75%	7.75%

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the costs and benefits of such controls and procedures. Based on that evaluation our Chief Executive Officer and our Chief Financial Officer, we believe that the Company’s disclosure controls and procedures were effective as of September 27, 2009.
Changes in Internal Controls Over Financial Reporting
During the year ended September 27, 2009, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A. Controls and Procedures (contd.)
Management’s Report on Internal Control Over financial Reporting
Management of the Company, including our Chief Executive Officer and our Chief Financial Officer, is responsible for the preparation and integrity of the consolidated financial statements appearing in our annual report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Our Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.
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
Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of September 27, 2009.
Attestation Report of Independent Registered Public Accounting Firm
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
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

Name	Age	Position
Jack H. Brown	71	Chairman of the Board, President and Chief Executive Officer
Phillip J. Smith	62	Executive Vice President and Chief Financial Officer
James W. Lee	58	President and Chief Operating Officer of Markets
Dennis L. McIntyre	49	Executive Vice President of Marketing of Markets
George A. Frahm	56	Executive Vice President of Retail Operations and Administration of Markets
Bruce D. Varner	73	Director and Secretary
Thomas W. Field, Jr.	76	Vice Chairman of the Board of Directors
Ronald G. Skipper	69	Director
Background of Directors and Executive Officers
     Jack H. Brown has been President and Chief Executive Officer of Holdings or its predecessor companies since June 1981 and Chairman of the Board since 1989. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly-owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 56 years. Mr. Brown’s Trust is the sole owner of La Cadena.
     Phillip J. Smith was promoted to Executive Vice President and Chief Financial Officer in February 2006. He was Senior Vice President and Chief Financial Officer from November 2000 to February 2006 and was Vice President and Controller of Markets from April 1998 until November 2000. Mr. Smith joined Markets in 1987 as Controller. Mr. Smith has approximately 34 years experience in the supermarket industry. Prior to joining Markets, Mr. Smith was employed by Market Basket Foodstores as Vice President and Chief Financial Officer from 1985 to 1987. From 1975 until 1985, Mr. Smith was employed by various divisions of Cullum Companies, Inc., a publicly held corporation, in various financial capacities.
     James W. Lee joined Markets in August 2002 as Group Senior Vice President of Retail Operations and was promoted to Executive Vice President of Retail Operations and Administration in January 2006. Mr. Lee was promoted to President and Chief Operating Officer of Markets effective September 30, 2006. Mr. Lee has over 35 years experience in the supermarket industry. Prior to joining Markets, Mr. Lee was employed with Wild Oats Markets, Inc. between 1997 and 2001 as Chief Operating Officer. Mr. Lee was employed in various operating capacities, including Vice President, Retail, with Ralphs Grocery Company, a division of Kroger Co., from 1972 until 1996.

Item 10. Directors and Executive Officers of the Registrant (contd.)
Background of Directors and Executive Officers (contd.)
     Dennis L. McIntyre has been Executive Vice President of Marketing of Markets since December 2007. Mr. McIntyre has served Markets for 32 years in various capacities including Courtesy Clerk, Assistant Manager, Buyer, Assistant Vice President of Marketing from 1994 until 1999, Vice President of Marketing from 1999 to 2000, Senior Vice President of Marketing from 2000 to 2002 and Group Senior Vice President of Marketing of Markets from 2002 to 2007.
     George A. Frahm has been Executive Vice President of Retail Operations and Administration of Markets since December 2007. Mr. Frahm has served Markets for 33 years in various capacities including Courtesy Clerk and progressed through a range of retail store and district supervision positions. Mr. Frahm was Vice President of Labor Relations from 1996 until 2001, Senior Vice President of Administration from 2001 to March 2006, Group Senior Vice President of Administration from March 2006 to September 2006 and Group Senior Vice President of Retail Operations and Administration of Markets from 2006 to 2007.
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
     Thomas W. Field, Jr. has been Vice Chairman of the Board of Directors of Holdings since May 1998 and a Director of Holdings since 1994. Mr. Field has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field was President of American Stores Company from 1981 to 1984 and was President of Alpha Beta Company from 1976 to 1984. Mr. Field was a Director of American Stores Company from 1979 to 1984. Mr. Field is a nationally recognized and highly regarded supermarket executive and he has served as a director of the Campbell Soup Company. Mr. Field has held various positions in the Supermarket Industry for over 49 years.
     Ronald G. Skipper has been a Director of Holdings since April 2007. Mr. Skipper is an attorney and has practiced law for over 41 years in San Bernardino, California where he has resided for over 56 years. Mr. Skipper specializes in litigation matters. Mr. Skipper serves as a Director for Pacific Premier Bank and has been its Chairman of the Board for the past eleven years.
Director Compensation
Annual compensation for non-employee Directors is comprised of an annual retainer and meeting fees.
Annual Board Retainer
Directors receive an annual cash retainer of $50,000 per year.
Meeting Fees
Directors receive a fee of $500 for attending each Board meeting and an additional fee of $500 per committee meeting attended.

Item 10. Directors and Executive Officers of the Registrant (contd.)
Director Compensation For fiscal Year 2009

	Director	Meeting
Name	Fees	Fees	Total
Thomas W. Field, Jr.	$50,000	$4,000	$54,000

Bruce D. Varner	$50,000	$4,000	$54,000

Ronald G. Skipper	$50,000	$4,000	$54,000
Jack H. Brown, our Chairman and Chief Executive Officer, is not included in this table because he is an employee of the Company. Mr. Brown’s compensation is shown in the Summary Compensation Table under Item 11 “Executive Compensation.”
Item 11. Executive Compensation
Compensation Discussion and Analysis
The Compensation Committee of the Board of Directors has the primary responsibility for establishing the compensation paid to our executive officers, including the named executive officers identified in the Summary Compensation table below. This includes base salary, bonus awards, employment agreements, deferred compensation and all other compensation. The Compensation Committee is comprised of Thomas W. Field, Jr., and Bruce D. Varner.
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

Item 11. Executive Compensation (contd.)
Compensation Discussion and Analysis (contd.)
Salary
Named executive officers are paid a base salary with annual increases at the discretion of the Compensation Committee and the approval of our Board of Directors. In addition to the items outlined above and our financial performance, individual factors are also considered in setting base salaries, including the executive’s experience, achievements, leadership and value to us. There were no raises given to the named executive officers in fiscal 2009.
Bonus
Our executive compensation program includes an annual non-equity incentive cash bonus designed to reward the named executive officers for individual performance and for our overall success. These amounts are recommended subjectively by the Compensation Committee based on the criteria outlined above. The bonuses recommended by the Compensation Committee and approved by the Board of Directors in fiscal 2008 were based on our improved levels of net income and sales. Although the annual bonus award is not targeted as a percentage of the named executive officer’s base salary, the bonus awards in fiscal 2008 ranged from 19% to 92% of base salary. There will be no annual bonuses paid to the named executive officers for fiscal 2009.
Deferred Compensation
We maintain a deferred compensation plan to provide additional retention incentives to certain employees of Markets whose performance is considered especially critical to our business. Units in the deferred compensation plan may be granted to a new class of employees, to promoted employees or as additional incentive to existing plan participants. All units have a stated value of $20, and appreciate as described below. The newly granted units vest over 5 years. With the exception of Mr. Brown., all of the named executive officers have been granted units in the deferred compensation plan. Units of the deferred compensation plan can only be redeemed when a participant reaches normal retirement age, becomes permanently totally disabled or to the beneficiary upon the death of the recipient. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of Holdings; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as we may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. The deferred compensation plan allows for a one-time payment of up to 50% of the stated value of the unit for units that are fully vested. In the event of a change in control, units of the deferred compensation plan will become fully vested and can be redeemed. During the participant’s employment the value of the units increase or decrease in accordance with our net profits. Units for fully vested participants who separate from the Company prior to normal retirement age appreciate at the 12-month Treasury Average rate and can be redeemed when the participant reaches normal retirement age. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will be forfeited and no payment will be made. During fiscal 2009, the units in this plan appreciated by 68% of stated value for units issued prior to 2009 and appreciated 39% for units issued in March 2009. The units for the above named executives increased by a total of $2.3 million.
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
Employment and Severance Agreements
In June of 2000, Markets entered into Employment Agreements (“Agreements”) with Messrs. Brown, Smith, McIntyre and Frahm. In August of 2002, a similar agreement was entered into with Mr. Lee. Under each of the Agreements, the employee is employed to serve as an officer of Markets and with certain exceptions the Agreements prohibit the employee from employment in any other business except for a parent or subsidiary of Markets. Mr. Brown’s Agreement has an original term of five (5) years which is automatically renewed on July 1 of each year for a five (5) year term. Mr. Smith’s, Mr. McIntyre’s, Mr. Lee’s and Mr. Frahm’s Agreements have an original term of three (3) years, which is automatically renewed for an additional term of three (3) years unless sooner terminated. Each Agreement provides for annual base compensation at the employee’s current level with annual increases plus employee benefits and incentive bonus calculated in accordance with a formula based on Market’s earnings. Each of the Agreements may be terminated by Markets with cause and by either party without cause upon ninety (90) days written notice with the exception of Mr. Brown’s. Mr. Brown’s agreement requires 180 days written notice. If the employment is terminated without cause, the employee’s compensation continues through the expiration of the term of the Agreement then in effect, except in the event of termination by Mr. Brown or by the Board of Directors with the consent of Mr. Brown. If the named executive officer is terminated as a result of a change of control, he is entitled to receive all salary, bonuses and benefits provided under his Agreement for the original term.
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

Item 11. Executive Compensation (contd.)
SUMMARY COMPENSATION TABLE

				Change in
				Pension
				Value and
				Non-qual.	All Other
				Def. Comp	Compensation
Name & Principal Position	Year	Salary	Bonus (1)	Earnings (2)	(3)	Total
Jack H. Brown
Chairman, President and	2009	$1,901,365	$—	$227,755	$51,500	$2,180,620
Chief Executive Officer	2008	$1,847,233	$1,700,000	$(108,506)	$51,000	$3,489,727
	2007	$1,651,058	$2,900,000	$(45,249)	$51,500	$4,557,309

Phillip J. Smith
Executive Vice President and	2009	$356,715	$—	$1,187,697	$—	$1,544,412
Chief Financial Officer	2008	$346,160	$100,000	$977,318	$—	$1,423,478
	2007	$310,714	$145,000	$618,540	$—	$1,074,254

James W. Lee
President and Chief Operating	2009	$406,301	$—	$766,141	$—	$1,172,442
Officer of Markets	2008	$400,169	$100,000	$672,738	$—	$1,172,907
	2007	$373,365	$150,000	$750,667	$250,000	$1,524,032

Dennis L. McIntyre
Executive Vice President of	2009	$358,730	$—	$641,236	$—	$999,966
Marketing of Markets	2008	$347,529	$85,000	$480,960	$—	$913,489
	2007	$313,708	$115,000	$496,649	$250,000	$1,175,357

George A. Frahm
Executive Vice President of Retail	2009	$302,581	$—	$565,773	$—	$868,354
Operations and Administration of	2008	$292,283	$55,000	$384,169	$—	$731,452
Markets	2007	$256,482	$85,000	$427,273	$—	$768,755

(1)	There will be no annual bonuses paid to the named executive officers for fiscal 2009.

(2)	The amount shown represents the change in pension value and change in nonqualified deferred compensation during fiscal 2009, fiscal 2008 and fiscal year 2007, respectively.

(3)	The value of perquisites and other benefits is only included here if the aggregate amount of such compensation for a named executive officer is greater than $10,000. Mr. Brown is a Director of Holdings and amount shown is the Director fees paid during fiscal 2009 of $51,500, fiscal 2008 of $51,000 and fiscal year 2007 of $51,500. Amounts shown for Mr. Lee and Mr. McIntyre represent a one-time withdrawal from their deferred compensation plan account.

Item 11. Executive Compensation (contd.)
PENSION BENEFITS AT SEPTEMBER 27, 2009

		Number of	Present Value	Payments
		Years of	of Accum	During Last
Name	Plan Name	Credited Service	Benefit	Fiscal Year
Jack H. Brown Chairman, President and	Pension Plan for
Chief Executive Officer	Salaried Employees	28	$1,495,213	$—
Phillip J. Smith Executive Vice President and	Pension Plan for
Chief Financial Officer	Salaried Employees	23	$606,935	$—
James W. Lee President and Chief Operating	Pension Plan for
Officer of Markets	Salaried Employees	7	$184,154	$—
Dennis L. McIntyre Executive Vice President of	Pension Plan for
Marketing of Markets	Salaried Employees	32	$243,155	$—
George A. Frahm Executive Vice President of Retail	Pension Plan for
Operations and Administration of Markets	Salaried Employees	33	$384,672	$—

Item 11. Executive Compensation (contd.)
NONQUALIFIED DEFERRED COMPENSATION FOR FY2009

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings	Withdrawals	Balance at
Name	Last FY	Last FY (1)	in Last FY	/Distributions (2)	Last FYE (3)
Jack H. Brown Chairman, President and Chief Executive Officer	$—	$—	$—	$—	$—
Phillip J. Smith Executive Vice President and Chief Financial Officer	$—	$994,976	$—	$300,000	$5,217,368
James W. Lee President and Chief Operating Officer of Markets	$—	$686,345	$—	$250,000	$3,815,882
Dennis L. McIntyre Executive Vice President of Marketing of Markets	$—	$525,944	$—	$250,000	$3,333,864
George A. Frahm Executive Vice President of Retail Operations and Administration of Markets	$—	$413,373	$—	$150,000	$2,316,349

(1)	These amounts represent the Company’s contribution in fiscal year 2009 to the named executive officer’s deferred compensation. This includes 20% vesting for units awarded prior to fiscal year 2009 to Mr. Lee, Mr. Smith, Mr. McIntyre and Mr. Frahm and appreciation of 68% for units issued prior to 2009; and 10% vesting and 39% appreciation for units issued in March 2009.

(2)	These amounts represent the one-time withdrawals of half the stated value of some of the vested units in the deferred compensation plan. The stated value of each unit is $20.

(3)	The aggregate balance represents each named executive officer’s deferred compensation balance as of September 27, 2009. This balance represents the vested portion of all units plus appreciation, less any withdrawals.

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

	TERMINATION	CHANGE IN CONTROL
			Deferred	Health &
	Severance Pay	Salary & Bonus	Compensation	Welfare
Name & Principal Position	(1)	(2)	(3)	(4)	Total
Jack H. Brown Chairman, President and Chief Executive Officer	$438,777	$20,621,023	$—	$74,276	$20,695,299
Phillip J. Smith Executive Vice President and Chief Financial Officer	$82,319	$1,511,727	$5,707,368	$28,368	$7,247,463
James W. Lee President and Chief Operating Officer of Markets	$93,762	$1,675,856	$4,147,882	$28,368	$5,852,106
Dennis L. McIntyre Executive Vice President of Marketing of Markets	$82,784	$1,468,746	$3,573,864	$44,565	$5,087,175
George A. Frahm Executive Vice President of Retail Operations and Administration of Markets	$69,826	$1,183,593	$2,518,349	$28,368	$3,730,310

(1)	Termination of employment by Mr. Brown or by the Board of Directors with the consent of Mr. Brown entitles named executive officers to two weeks of severance pay for every year of service to Markets, up to a maximum of twelve weeks. Severance Pay outlined above represents 12 weeks of pay for Messrs. Brown, Smith, Lee, McIntyre and Frahm.

(2)	Per each named executive officer’s employment and severance agreements, the salary and bonus payable with a change in control represents the sum of five times the base salary and five times the incentive bonus for Mr. Brown and the sum of three times the base salary and three times the incentive bonus for Messrs. Smith, Lee, McIntyre and Frahm with an estimated increase of 10% per year.

(3)	At a change in control, the named executive officer is entitled to the full vested value and appreciation of all deferred compensation, less any withdrawals. The amounts above reflect values as of September 27, 2009.

(4)	Represents continued group health benefits (medical, dental and vision) for the executives and current dependents for a period of up to 5 years for Mr. Brown and 3 years for Messrs. Smith, Lee, McIntyre and Frahm.

Item 11. Executive Compensation (contd.)
Stock Options and SARs
None
Pension Plan
Our Pension Plan for Salaried Employees (the “Pension Plan”) is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including Directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee’s compensation for each year up to the social security wage base, plus 2.15 percent of the employee’s compensation for each year in excess of the social security wage base. The named executive officers have the following years of credited service under the Pension Plan as of September 27, 2009: Jack H. Brown — 28 years, Phillip J. Smith — 23 years, James W. Lee — 7 years, Dennis L. McIntyre — 32 years and George A. Frahm — 33 years.
The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with Markets. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 2009 retirees with ten or more years of service at retirement is $185,000. The maximum annual compensation that may be considered for 2009 retirees is $230,000.

	Pension Plan Table
	Years of Service
Remuneration	15	20	25	30	35
$50,000	$5,625	$7,500	$9,375	$11,250	$13,125
75,000	10,328	13,770	17,213	20,655	24,098
100,000	18,390	24,520	30,650	36,780	42,910
125,000	26,453	35,270	44,088	52,905	61,723
150,000	34,515	46,020	57,525	69,030	80,535
175,000	42,578	56,770	70,963	85,155	99,348
200,000	50,640	67,520	84,400	101,280	118,160
225,000	58,703	78,270	97,838	117,405	136,973
230,000	60,315	80,420	100,525	120,630	140,735
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
Payments pursuant to units awarded under the plan are based upon the value of a unit at the last fiscal month-end date prior to the date of retirement, permanent total disability or death, except that if such date occurs within two years of the grant the amount of payment, per unit, is limited to the appreciated value of the units during the period plus the amount vested to that date. Upon a change of control, the payment on all units is equal to the full value of the units. The deferred compensation plan allows a one-time payment of up to 50% of the stated value of the unit for units that are fully vested. The stated value of each unit is $20. The election for the one-time payment can be made, at the discretion of the plan beneficiary, annually each October if the election has not been previously made. As of September 28, 2008 and September 27, 2009, there were 748,000 and 899,600 units outstanding, respectively.
Board of Directors
The Board had two standing committees during fiscal 2009.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of December 18, 2009, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by (a) each person known by Holdings to beneficially own more than 5% of such stock, (b) each Director of Holdings, (c) each of the named executive officers, and (d) all Directors and named executive officers of Holdings as a group:

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
Change of Control Arrangements
None

Item 13. Certain Relationships and Related Transactions
Mr. Bruce D. Varner and the law firm of Varner & Brandt LLP, of which Mr. Varner is the Senior Partner, have performed legal services in the past for Holdings and its subsidiaries. The total cost of such legal services incurred by us was $2.4 million, $2.8 million and $1.8 million in fiscal 2007, 2008 and 2009, respectively. In addition, Mr. Varner was paid Director fees of $53,500, $54,000 and $54,000 in fiscal 2007, 2008 and 2009, respectively. We believe that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner & Brandt LLP were at least as fair to us as could have been obtained from unaffiliated law firms. We expect such services to continue in the future.
On both April 27, 2007 and September 25, 2008, we paid a $5.0 million dividend to La Cadena. Subsequent to fiscal 2009, we paid a $5.0 million dividend to La Cadena on November 17, 2009.
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
Item 14. Independent Registered Public Accounting Firm Fees and Services
Audit Fees
Ernst & Young LLP fees for audit services aggregated $695,000 in fiscal 2009 and $686,000 in fiscal 2008 for services associated with the annual audit of Holdings and Markets and reviews of Holdings quarterly reports on Form 10-Q.
Audit Related Fees
Ernst & Young LLP billed us in aggregate $2,000 in fiscal 2009 for online subscriptions and $2,000 in fiscal 2008 for online subscriptions
Tax Fees
Ernst & Young LLP billed us in aggregate $38,000 in fiscal 2009 and $40,000 in fiscal 2008 for tax compliance, tax advice and tax planning services.
All Other Fees
Ernst & Young LLP billed us an aggregate of $125,000 in fiscal 2009 related to LAMBRA tax credits and a review of the Dairy Transaction and an aggregate of $95,000 in fiscal 2008 related to changes in tax methods for gift cards and for liquor licenses and LAMBRA tax credits.

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

STATER BROS. HOLDINGS INC.
FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2009
FORM 10-K
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 17, 2009 Date	Stater Bros. Holdings Inc.
	By:	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack H. Brown Jack H. Brown	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	December 17, 2009

/s/ Thomas W. Field, Jr. Thomas W. Field, Jr.	Vice Chairman of the Board and Director	December 17, 2009

/s/ Ronald G. Skipper Ronald G. Skipper	Director	December 17, 2009

/s/ Bruce D. Varner Bruce D. Varner	Secretary and Director	December 17, 2009

/s/ Phillip J. Smith Phillip J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Stater Bros. Holdings Inc.
     We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. as of September 28, 2008 and September 27, 2009, and the related consolidated statements of income, stockholder’s equity (deficit), and cash flows for the 53-week period ended September 30, 2007 and the 52-week periods ended September 28, 2008 and September 27, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. at September 28, 2008 and September 27, 2009, and the consolidated results of its operations and its cash flows for the 53-week period ended September 30, 2007 and the 52-week periods ended September 28, 2008 and September 27, 2009, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst &Young LLP
Irvine, California
December 17, 2009

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 28,	Sept. 27,
	2008	2009

Current assets
Cash and cash equivalents	$144,942	$196,914
Restricted cash	5,621	3,121
Receivables, net of allowance of $840 and $759	40,198	36,671
Income tax receivables	4,636	4,049
Inventories	230,218	212,856
Prepaid expenses	8,826	9,330
Deferred income taxes	27,999	29,809
Assets held for sale	95,174	90,459
Note receivable, current portion	—	300

Total current assets	557,614	583,509

Property and equipment
Land	95,144	97,430
Buildings and improvements	529,993	544,440
Store fixtures and equipment	378,658	428,431
Property subject to capital leases	9,983	9,983

	1,013,778	1,080,284

Less accumulated depreciation and amortization	353,715	408,791

	660,063	671,493

Deferred income taxes, long-term	13,276	19,842
Deferred debt issurance costs, net	14,478	11,276
Note receivable, less current portion	—	493
Long-term receivable	22,228	18,867
Goodwill	2,894	2,894
Other assets	6,322	6,361

	59,198	59,733

Total assets	$1,276,875	$1,314,735

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 28,	Sept. 27,
	2008	2009

Current liabilities
Accounts payable	$154,283	$153,083
Accrued payroll and related expenses	59,560	53,313
Other accrued liabilities	76,639	79,618
Liabilities held for sale	16,509	5,634
Current portion of capital lease obligations	1,149	1,336

Total current liabilities	308,140	292,984
Long-term debt	810,000	810,000
Capital lease obligations, less current portion	5,104	3,768
Long-term portion of self-insurance and other reserves	35,164	36,227
Long-term deferred benefits	66,340	77,396
Other long-term liabilities	11,621	30,605

Total liabilities	1,236,369	1,250,980
Commitments and contingencies
Stockholder’s equity
Common Stock, $.01 par value: Authorized shares — 100,000 Issued and outstanding shares — 0 in 2008 and 2009	—	—
Class A Common Stock, $.01 par value: Authorized shares — 100,000 Issued and outstanding shares — 35,152 in 2008 and 2009	—	—
Additional paid-in capital	8,939	8,939
Accumulated other comprehensive loss	(5,200)	(16,720)
Retained earnings	36,767	71,536

Total stockholder’s equity	40,506	63,755

Total liabilities and stockholder’s equity	$1,276,875	$1,314,735

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)

	Fiscal Year Ended
	Sept. 30,	Sept. 28,	Sept. 27,
	2007	2008	2009
	(53 weeks)	(52 weeks)	(52 weeks)

Sales	$3,674,427	$3,741,254	$3,766,040
Cost of goods sold	2,674,563	2,743,074	2,764,004

Gross profit	999,864	998,180	1,002,036

Operating expenses:
Selling, general and administrative expenses	818,863	829,697	827,192
Depreciation and amortization	48,715	52,987	53,536

Total operating expenses	867,578	882,684	880,728

Operating profit	132,286	115,496	121,308

Interest income	14,151	5,735	471
Interest expense	(59,586)	(57,464)	(68,252)
Interest expense related to purchase of debt	(3,953)	—	—
Other income (expenses), net	(224)	2,863	723

Income before income taxes	82,674	66,630	54,250

Income taxes	33,279	26,000	19,481

Net income	$49,395	$40,630	$34,769

Earnings per average common shares outstanding	$1,356.19	$1,136.03	$989.10

Dividends per common share outstanding at end of year	$139.78	$142.24	$—

Average common shares outstanding	36,422	35,765	35,152

Common shares outstanding at end of year	35,770	35,152	35,152

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	Sept. 30,	Sept. 28,	Sept. 27,
	2007	2008	2009
	(53 weeks)	(52 weeks)	(52 weeks)
Operating activities:
Net income	$49,395	$40,630	$34,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,395	66,960	68,179
Amortization of debt issuance costs	5,496	3,193	3,202
Premium paid on purchase of debt	(1,750)	—	—
Deferred income taxes	(11,576)	(3,121)	(8,376)
(Gain) loss on disposals of assets	404	(1,918)	(543)
Changes in operating assets and liabilities:
Decrease in restricted cash	16,000	2,500	2,500
(Increase) decrease in receivables	(7,425)	1,878	(6,387)
(Increase) decrease in income tax receivables	3,863	(4,727)	587
(Increase) decrease in inventories	(5,406)	(31,435)	17,362
(Increase) decrease in prepaid expenses	(4,066)	1,655	(504)
(Increase) decrease in assets held for sale	(6,284)	2,026	1,629
(Increase) decrease in other assets	(33)	18	(39)
Increase (decrease) in accounts payable	26,326	(17,795)	(1,200)
Increase (decrease) in accrued income taxes	4,727	(4,636)	—
Increase (decrease) in liabilities held for sale	7,309	(2,328)	(10,875)
Increase (decrease) in other accrued liabilities	14,913	1,216	(3,268)
Increase in long-term reserves	19,068	3,831	19,583

Net cash provided by operating activities	171,356	57,947	116,619

Financing activities:
Proceeds from issuance of long-term debt	285,000	—	—
Debt issuance costs	(7,195)	—	—
Dividends paid	(5,000)	(5,000)	—
Stock redemption	(15,000)	(8,240)	—
Principal payment on long-term debt	(175,000)	—	—
Principal payments on capital lease obligations	(904)	(990)	(1,149)

Net cash provided by (used in) financing activities	81,901	(14,230)	(1,149)

Investing activities:
Decrease in short-term investments	26,849	—	—
(Increase) decrease in store reimbursement	145	(9,427)	9,914
Increase in note receivable	—	—	(793)
(Increase) decrease in long-term receivable	(10,068)	—	3,361
Purchase of property and equipment	(191,873)	(168,886)	(76,970)
Proceeds from sale of property and equipment	207	2,476	990

Net cash used in investing activities	(174,740)	(175,837)	(63,498)

Net increase (decrease) in cash and cash equivalents	78,517	(132,120)	51,972
Cash and cash equivalents at beginning of period	198,545	277,062	144,942

Cash and cash equivalents at end of period	$277,062	$144,942	$196,914

Interest paid	$57,587	$65,707	$65,723
Income taxes paid	$34,850	$39,300	$19,425
See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
(In thousands except shares)

					Accumulated		Total	Comp-
		Class A		Additional	Other Comp-	Retained	Stockholder’s	rehensive
	Common	Common Stock		Paid-in	rehensive	Earnings	Equity	Income
	Stock	Shares	Amount	Capital	Gain (Loss)	(Deficit)	(Deficit)	(Loss)
Balance at September 24, 2006	—	36,895	$—	$9,382	$—	$(20,461)	$(11,079)

Net income for 53 weeks ended September 30, 2007	—	—	—	—	—	49,395	49,395	$49,395
Cummulative other comprehensive loss (net of tax of $6,214)	—	—	—	—	(9,037)	—	(9,037)	—
Dividend paid	—	—	—	—	—	(5,000)	(5,000)	—
Stock redemption	—	(1,125)	—	(286)	—	(14,714)	(15,000)	—

Balance at September 30, 2007	—	35,770	—	9,096	(9,037)	9,220	9,279	$49,395

Net income for 52 weeks ended September 28, 2008	—	—	—	—	—	40,630	40,630	$40,630
Other comprehensive income (net of tax of $2,638)	—	—	—	—	3,837	—	3,837	3,837
Dividend paid	—	—	—	—	—	(5,000)	(5,000)	—
Stock redemption	—	(618)	—	(157)	—	(8,083)	(8,240)	—

Balance at September 28, 2008	—	35,152	—	8,939	(5,200)	36,767	40,506	$44,467

Net income for 52 weeks ended September 27, 2009	—	—	—	—	—	34,769	34,769	$34,769
Other comprehensive loss (net of tax of $7,922)	—	—	—	—	(11,520)	—	(11,520)	(11,520)

Balance at September 27, 2009	—	35,152	$—	$8,939	$(16,720)	$71,536	$63,755	$23,249

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2009
Note 1 — The Company and Summary of Significant Accounting Policies
     Description of Business
     Stater Bros. Holdings Inc. (the “Company”) is engaged primarily in the operation of retail supermarkets. As of September 27, 2009, the Company operated 167 retail grocery supermarkets under the name “Stater Bros. Markets.” The Company’s supermarkets are located in the Southern California counties of San Bernardino, Riverside, Los Angeles, Orange, San Diego and Kern. The Company and its predecessor companies have operated retail grocery stores under the “Stater Bros. Markets” name in Southern California since 1936.
     Principles of Consolidation and Subsequent Events
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stater Bros. Markets (“Markets”) and Stater Bros. Development, Inc. (“Development”) and Markets’ wholly-owned subsidiaries, Super Rx, Inc. (“Super Rx”) and Santee Dairies, Inc. (“Santee”). Santee does business under the name Heartland Farms. The Company has changed the legal name of Santee to SBM Dairies, Inc. All significant inter-company transactions have been eliminated in consolidation. The Company has evaluated subsequent events through December 17, 2009, the issuance date of its consolidated financial statements. Other than as described in “Note 15 — Asset Sale” regarding the sale of substantially all of the assets of Santee on October 11, 2009 to subsidiaries of Dean Foods (“Dean Foods”) (the “Dairy Transaction”), the Company entering into a ten year product purchase agreement (the “PPA”) to purchase substantially all of the Company’s milk products from Dean Foods, and the payment on November 11, 2009 of a $5.0 million dividend to La Cadena Investments (“La Cadena”), the sole shareholder of the Company, the Company did not have any other material subsequent events that need to be disclosed.
     Reclassifications
     Certain amounts in the prior periods have been reclassified to conform to the current period financial statement presentation. The reclassification has been made as substantially all of Santee’s assets and liabilities have been classified as “Held for Sale” in connection with the Dairy Transaction. The assets sold consist primarily of accounts receivables, inventory and property and equipment. Also, Dean Foods assumed substantially all of the current liabilities of Santee including accounts payables with the exception of the current portion of self insured workers’ compensation reserves.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
     Fiscal Year
     The Company’s fiscal year ends on the last Sunday in September. The fiscal years ended September 28, 2008 and September 27, 2009 were 52-week fiscal years while the year ended September 30, 2007 was a 53-week fiscal year.
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
     The estimated economic lives are as follows:

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
     Self-Insurance Reserves
     The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 6.25% in fiscal 2008 and 5.50% in fiscal 2009. The Company is self-insured, subject to certain retention levels, for health care costs of eligible non-bargaining unit employees. Such health care reserves are not discounted.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Revenue Recognition
     The Company recognizes revenue from the sale of its products at the point of sale to the customer. Sales are recognized net of any discounts given to the customer. The Company recognizes a liability when gift cards are sold and recognizes sales revenue when the gift cards are used to purchase its products. Gift cards do not have an expiration date and the Company does not charge any service fees that cause a reduction to gift card balances. Gift cards whose likelihood of redemption is deemed to be remote, due primarily to periods of inactivity, are recognized into income. Santee recognizes revenue as shipments are received by its customers. Sales are recognized net of promotional discounts. Prescription sales are recognized when prescriptions are adjudicated by the third party insurer and when co-payment is received.
     Cost of Goods Sold
     Included in cost of goods sold are direct product purchase costs, all in-bound freight costs, all direct receiving and inspection costs, all quality assurance costs, all warehousing costs and all costs associated with transporting goods from the Company’s distribution center to its stores, net of earned vendor rebates and allowances. Also included in cost of goods sold are Santee’s shipping and handling costs incurred related to delivering product to its customers. Santee’s shipping and handling costs billed to customers are included in sales. The Company recognizes, as a reduction to cost of goods sold, certain rebates and allowances (“allowances”) from its vendors as the allowances are earned. Allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned. Included as a reduction in cost of goods sold for fiscal 2007, fiscal 2008 and fiscal 2009 is $5.3 million, $5.8 million and $4.6 million, respectively, of advertising costs in excess of the fair value of the co-operative advertising.
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
     As noted under “Cost of Goods Sold”, the Company includes all purchasing and distribution costs to deliver the product for sale to its stores in cost of goods sold, except for certain salary, wages and administrative costs associated with the purchasing of its products. The amount of salary, wages and administrative costs associated with the purchase of its products included in selling, general and administrative costs was $1.0 million in fiscal 2007 and $1.2 million in both fiscal 2008 and fiscal 2009.
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
     Advertising
     The Company’s advertising costs, net of vendor allowances for co-operative advertising, are recognized in the period the advertising is incurred and are included in selling, general and administrative expenses. Advertising costs, net of vendor allowances, were $28.1 million, $23.7 million and $22.2 million in fiscal 2007, 2008 and 2009, respectively.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Advertising Allowances
     A significant portion of the Company’s advertising expenditures is in the form of twice weekly print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. The Company recognized the portion of co-operative advertising allowances directly related to the fair value of advertising as a reduction in advertising costs. The Company analyzes, on a monthly basis, the direct out-of-pocket costs for printing and distributing its print ads. Using the number of ads in a typical twice weekly advertisement, the actual direct costs of an individual advertisement is determined. The cost determined is deemed to be the fair value of advertising. The amount of co-operative advertising allowance recognized as a reduction in advertising expense was $6.1 million in fiscal 2007, $4.4 million in fiscal 2008 and $2.6 million in fiscal 2009. The amount of advertising costs in excess of the fair value of advertising is recorded as a reduction in cost of goods sold.
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
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new standard that changes the referencing and organization of accounting guidance and establishes the FASB Accounting Standards codification as the single source of authoritative non-governmental generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Due to the adoption of this standard during the quarter and fiscal year ended September 27, 2009, the Company’s financial statements will no longer cite specific GAAP references. The adoption of this standard had no effect on the Company’s consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 2 — Goodwill
     The Company tests its goodwill by comparing the fair value, calculated using a discounted cash flow method for the Company’s Retail reporting segment, the only reporting segment which has goodwill, to the respective carrying value of the Retail reporting segment. The Retail reporting segment is composed of the operating segments Markets and Super Rx. The Company has identified the assets and liabilities of the Retail reporting segment, including goodwill, to determine its carrying value. Goodwill is considered impaired if the carrying value exceeds the fair value of the reporting segment. As of September 27, 2009, the Company performed this assessment and determined there was no indication of goodwill impairment.
Note 3 — Debt
     Long-term debt consisted of the following:

	Fiscal Year Ended
	Sept. 28,	Sept. 27,
	2008	2009
	(In thousands)

8.125% Senior Notes due 2012	$525,000	$525,000
7.75% Senior Notes due 2015	285,000	285,000

Total long-term debt	$810,000	$810,000

     Interest on the 8.125% Senior Notes due June 2012 (the “8.125% Senior Notes”), is payable semi-annually in arrears on June 15 and December 15. Principal on the 8.125% Senior Notes is due in fiscal 2012.
     Interest on the 7.75% Senior Notes is payable semi-annually in arrears on April 15 and October 15. Principal on the 7.75% Senior Notes is due in fiscal 2015.
     Interest capitalized during fiscal years 2007, 2008 and 2009 amounted to $9.8 million, $11.3 million and $0.5 million, respectively. Interest expense incurred, before the effect of capitalized interest, during fiscal year 2007 amounted to $69.4 million and to $68.8 million in both fiscal year 2008 and fiscal year 2009, respectively.
     The Company is subject to certain covenants associated with its 8.125% Senior Notes and its 7.75% Senior Notes. As of September 27, 2009, the Company was in compliance with all such covenants.
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
Note 3 — Debt (contd.)
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
Note 4 — Credit Facilities
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
     The Credit Facility will mature on May 31, 2010. The Company is currently in the process of documenting an amendment to the facility with Bank of America which would provide terms similar to those currently in place and would extend the maturity date.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 4 — Credit Facilities (contd.)
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
     In connection with the Dairy Transaction, the Santee Revolver with Bank of America was terminated and approximately $2.9 million of outstanding letters of credit used as collateral against Santee’s workers’ compensation reserves were re-issued under Markets credit facility.
     As of September 27, 2009, for purposes of the credit facilities with Bank of America, Santee, Markets and the Company were in compliance with all restrictive covenants. However, there can be no assurance that Santee, Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
          After the Dairy Transaction, the Company had $49.8 million of outstanding letters of credit and it had $50.2 million available under Markets’ credit facility.
     The Company had no short-term borrowings outstanding at the end of fiscal years 2008 and 2009.
Note 5 — Leases
     The Company leases the majority of its retail stores. Certain of the operating leases provide for minimum annual payments that change over the life of the lease. The Company expenses rental costs that are incurred during new store construction in the period incurred.
     The aggregate minimum annual lease payments are expensed on the straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for minimum step rents when the amount of rent expense exceeds the actual lease payment and it reduces the deferred rent liability when the actual lease payment exceeds the amount of straight line rent expense. Rent holidays and tenant improvement allowances for store remodels are amortized on the straight-line basis over the initial term of the lease and any option period that is reasonably assured of being exercised. Certain of the Company’s operating leases are subject to contingent rent based upon the sales volume of the store subject to the lease. The Company accrues for contingent rent when the amount of contingent rent exceeds minimum lease payments. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 5 — Leases (contd.)
     Following is a summary of future minimum lease payments as of September 27, 2009:

		Operating
		Leases	Noncancelable
	Capital	Minimum	Sublease
	Leases	Payments	Income
	(In thousands)

2010	$2,095	$37,185	$4,350
2011	2,095	34,238	4,258
2012	1,403	30,650	3,302
2013	943	28,339	3,131
2014	315	22,597	2,456
Thereafter	—	204,960	21,199

Total minimum lease payments	6,851	$357,969	$38,696

Less amounts representing interest	1,747

Present value of minimum lease payments	5,104
Less current portion	1,336

Long-term portion	$3,768

Rental expense and sublease income were as follows:

	Fiscal Year Ended
	Sept. 30, 2007	Sept. 28, 2008	Sept. 27, 2009
	(In thousands)
Minimum rentals	$33,014	$33,454	$30,326
Rentals based on sales	$14,368	$15,020	$16,210
Sublease income	$1,303	$1,383	$4,092
     The Company has a fifteen year sublease with a third party (the “sublessee”) ending in May 2023, which contains three, five year lease options, for the lease of the Company’s former headquarters building and certain former distribution facilities located in Colton, California (the “Former Facilities”). The current lease on the Former Facilities contains multiple lease options that gives the Company the right to control the property through May 2038. The sublessee assumed all lease payments and other liabilities under the lease. The Company’s lease payments on the Former Facilities are included in the “Operating leases minimum payments” and the sublessee’ lease payments are included in “Noncancelable sublease income” in the schedule above.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 6 — Income Taxes
     The provision for income taxes consisted of the following:

	Sept. 30, 2007	Sept. 28, 2008	Sept. 27, 2009
	(in thousands)

Current
Federal	$34,141	$23,756	$16,302
State	8,876	6,095	3,710

	43,017	29,851	20,012

Deferred
Federal	(8,209)	(2,826)	(152)
State	(1,529)	(1,025)	(379)

	(9,738)	(3,851)	(531)

Income tax expense	$33,279	$26,000	$19,481

A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

	Sept. 30, 2007	Sept. 28, 2008	Sept. 27, 2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax benefit	5.8	5.8	5.8
Tax credits	(1.1)	(2.3)	(2.2)
Other	0.6	0.5	(2.7)

Effective tax rate	40.3%	39.0%	35.9%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 6 — Income Taxes (contd.)
     Components of deferred income taxes are as follows:

	Sept. 28, 2008	Sept. 27, 2009
	(In thousands)
Deferred income tax assets:
Self-insurance reserves	$23,486	$25,252
Deferred compensation	28,488	31,504
Payroll liabilities	14,812	20,447
State franchise tax	2,282	1,377
Inventories	2,248	2,254
Income deferred for book purposes	2,230	2,602
Tax credits and operating loss carry forwards	3,261	2,561
Other, net	904	2,144

Total deferred income tax assets	77,711	88,141

Deferred income tax liabilities:
Property and equipment	(32,602)	(36,235)
Other assets	(2,153)	(2,255)
Investment in unconsolidated affiliate	(1,681)	—

Total deferred income tax liabilities	(36,436)	(38,490)

Net deferred income tax assets	$41,275	$49,651

     As of September 27, 2009, the Company had approximately $6.8 million of federal net operating loss carryforwards which expire between 2011 through 2019 if not utilized. Although there can be no assurances as to future taxable income of the Company, the Company believes that its expectations of future taxable income, when combined with the income taxes paid in prior years and established valuation reserves, will be adequate to realize the deferred income tax assets.
     The Company establishes deferred tax liabilities for anticipated tax timing differences where payment of tax is anticipated. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and the amounts may be adjusted over time as additional information becomes known.
     The Company does not have any material tax positions that meet a less than a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During fiscal 2009, there have been no material changes to the amount of uncertain tax positions.
     The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as either interest expense or other operating expenses.
     During fiscal 2008, the Internal Revenue Service (“IRS”) concluded their review of the federal tax returns for the Company’s fiscal 2004 and fiscal 2005 tax returns and the IRS made no changes to the Company’s reported taxes. For federal tax purposes, the Company is subject to review on its fiscal 2006 through fiscal 2008 tax returns. During fiscal 2009, the State of California Franchise Tax Board (“FTB”) concluded their review of the Company’s fiscal 2005 state return and the FTB made no changes to the Company’s reported taxes. The Company is currently under audit for its fiscal 2006 and fiscal 2007 state tax returns by the FTB. To date, the FTB has only made information document requests related to those years. For state tax purposes, the Company is also subject to review of its fiscal 2006 through fiscal 2008 state tax returns.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 7 — Retirement Plans
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
     In September 2006, an amendment to existing accounting standards regarding accounting for defined benefit pension and other post retirement plans was issued that required, among other things, the recognition of the funded status of the pension plan on the balance sheet. The impact of the implementation of the standard due to previously unrecognized prior service cost and actuarial gains/losses were recognized in fiscal 2007 in accumulated other comprehensive loss, a component of shareholder’s equity:

	Retirement Benefits
	Before	Change due to	After
	Implementation	Implementation	Implementation
		(in thousands)
Deferred tax assets	$40,614	$6,214	$46,828
Pre-paid pension	$1,904	$(1,904)	$—
Total assets	$1,265,968	$4,310	$1,270,278
Pension liability	$—	$12,403	$12,403
Other post retirement liability	$496	$944	$1,440
Total liabilities	$1,247,652	$13,347	$1,260,999
Accumulated other comprehensive loss, net of tax	$—	$(9,037)	$(9,037)
Total stockholder’s equity	$18,316	$(9,037)	$9,279
Total liabilities and stockholder’s equity	$1,265,968	$4,310	$1,270,278
Amounts recognized in accumulated other comprehensive gain/loss for the qualified defined pension plan:

	Pension Plan		Medical Plan
	Sept. 28,	Sept. 27,	Sept. 28,	Sept. 27,
	2008	2009	2008	2009
	(in thousands)
Prior service cost	$2	$2	$(78)	$(78)
Net actuarial (gain) loss	(6,269)	19,258	(130)	$260

Total recognized in accumulated other comprehensive (gain) loss, before tax	$(6,267)	$19,260	$(208)	$182

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 7 — Retirement Plans (contd.)
     Pension and Medical Plans (contd.)
     The following tables provide a reconciliation of the changes in the pension plan’s benefit obligation and fair value of assets for fiscal years ending and a statement of the funded status as of the fiscal years ended September 28, 2008 and September 27, 2009:

	Pension Plan		Medical Plan
	Sept. 28,	Sept. 27,	Sept. 28,	Sept. 27,
	2008	2009	2008	2009
	(in thousands)
Change in benefit obligation:
Beginning balance	$58,273	$52,850	$1,440	$1,364
Service cost	2,632	2,294	41	34
Interest cost	3,504	3,857	88	98
Actuarial (gain) loss	(10,173)	18,318	(123)	260
Benefit payments	(1,386)	(1,215)	(82)	(58)

Ending balance	$52,850	$76,104	$1,364	$1,698

Change in fair value of plan assets:
Beginning balance	$45,870	$47,997	$—	$—
Actual return on plan assets	(1,413)	2,064	—	—
Employer contributions	4,926	4,434	82	58
Benefit payments	(1,386)	(1,215)	(82)	(58)

Ending balance	$47,997	$53,280	$—	$—

Funded status:
Fair value of plan assets	$47,997	$53,280	$—	$—
Projected benefit obligation	52,850	76,104	1,364	1,698

Under funded	$(4,853)	$(22,824)	$(1,364)	$(1,698)

     Market related value of plan assets is calculated using fair market value, as provided by a third-party trustee. The plan’s investments include cash, which earns interest, governmental securities and corporate bonds and securities, all of which have quoted market values.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 7 — Retirement Plans (contd.)
     Pension Plan
     The following table provides the components of fiscal 2007, 2008 and 2009 net pension expense:

	Sept. 30,	Sept. 28,	Sept. 27,
	2007	2008	2009
	(in thousands)
Expected return on assets	$(2,652)	$(3,076)	$(3,201)
Service cost	2,659	2,632	2,294
Interest cost	3,250	3,504	3,857
Amortization of prior service cost	(2)	(2)	(2)
Amortization of recognized losses	892	584	197

Net pension expense	$4,147	$3,642	$3,145

Actuarial assumptions used to determine net pension expense were:

Discount rate	5.80%	6.25%	7.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%
Actuarial assumptions used to determine year-end projected benefit obligation were:

Weighted-average discount rate	6.25%	7.50%	5.50%
Weighted-average rate of compensation increase	3.00%	3.00%	3.00%
     Expenses recognized for this retirement plan were $4.7 million, $4.2 million and $3.8 million in 2007, 2008 and 2009, respectively.
     The Company has adopted and implemented an investment policy for the defined benefit pension plan that incorporates a strategic long-term asset allocation mix designed to meet the Company’s long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. The following table summarizes actual allocations for the Company’s plan at the end of fiscal 2008 and fiscal 2009:

		Sept. 28,	Sept. 27,
	Target	2008	2009
Asset category:
Fixed income	65%	67%	70%
Equity	35%	33%	28%
Cash and other	0%	0%	2%

Total	100%	100%	100%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 7 — Retirement Plans (contd.)
     Pension Plan (contd.)
     The investment policy is for the fund to earn long-term investment returns in excess of inflation, which is at least equal to the actuarial discount rate used to calculate the plan’s liability. The protection of principle is the focus of the investment policy.
     The Company expects to contribute approximately $3.2 million to its defined benefit pension plan during fiscal 2010.
     Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Pension
Benefits
(in thousands)

2010	$2,604
2011	$2,709
2012	$3,113
2013	$4,073
2014	$3,796
2015 - 2019	$26,846
     Medical Plan
     The following table provides the components of fiscal 2007, 2008 and 2009 net periodic benefit costs:

	Sept. 30,	Sept. 28,	Sept. 27,
	2007	2008	2009
	(in thousands)
Service cost	$43	$41	$34
Interest cost	81	88	98
Amortization of prior service cost	78	78	78
Amortization of recognized losses	10	7	—

Net periodic benefit costs	$212	$214	$210

Actuarial assumptions used to determine net periodic benefit costs were:
Discount rate	5.80%	6.25%	7.50%

Actuarial assumptions used to determine year-end projected benefit obligation were:
Weighted-average discount rate	6.25%	7.50%	5.50%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 7 — Retirement Plans (contd.)
     Medical Plan (contd.)
     Expenses recognized for the medical plan were $0.6 million in fiscal 2007and $0.2 million in both fiscal 2008 and fiscal 2009.
     The Company expects to contribute approximately $0.1 million to the medical plan during fiscal 2010.
     Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Medical
Benefits
(in thousands)

2010	$95
2011	$109
2012	$122
2013	$135
2014	$135
2015 - 2019	$644
     Profit Sharing Plan
     The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $1.1 million in fiscal year 2007, $1.2 million in fiscal 2008 and $1.0 million in the fiscal year 2009.
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
     The Company’s expense for these retirement plans and health and welfare plans consisted of the following:

	Sept. 30,	Sept. 28,	Sept. 27,
	2007	2008	2009
	(in thousands)

Multi-Employer Pension Plans	$38,548	$40,508	$40,294
Multi-Employer Health and Welfare	74,376	71,342	73,459

Total Multi-Employer Benefits	$112,924	$111,850	$113,753

     The Company’s employer contributions fluctuate as a result of changes to employer contributions outlined in collective bargaining agreements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 8 — Segment Information
     The Company has three operating segments: Markets, Super Rx and Santee. Markets and Super Rx provide retail grocery, general merchandise and pharmaceutical products to customers through the Company’s supermarkets. Santee processes, packages and distributes milk, fruit drinks and cultured milk products to Markets and other customers. As Markets and Super Rx have similar customers, regulatory requirements and delivery methods to customers, we aggregate Markets and Super Rx into a single reportable segment. Aggregating Markets and Super Rx results in two reportable segments for the Company: Retail and Dairy Manufacturing. Separate disclosures for the Dairy Manufacturing segment have not been made as sales, profits and total assets for this segment are less than 10% of consolidated sales, profits and total assets of the Company. On October 11, 2009, the Company sold substantially all of the assets of Santee to Dean Foods (see “Note 15 — Asset Sale”). Subsequent to October 11, 2009, the Company ceased all dairy manufacturing operations . The assets and liabilities associated with the Dairy Transaction have been classified as held for sale as of September 27, 2009 and “Total assets” and “Capital expenditures” shown herein reflect that classification. Dairy manufacturing operations results are included in “All Other” in the schedules below.

	Retail	All Other	Total
	(in thousands)
Fiscal year ended September 30, 2007
Sales to external customers	$3,573,075	$101,352	$3,674,427
Intersegment sales	$—	$88,337	$88,337
Depreciation and amortization	$48,597	$118	$48,715
Operating profit (loss)	$133,882	$(1,596)	$132,286
Interest income	$10,536	$3,615	$14,151
Interest expense	$(1,237)	$(62,302)	$(63,539)
Income tax expense (benefit)	$58,692	$(25,413)	$33,279
Net income (loss)	$84,085	$(34,690)	$49,395
Total assets	$1,588,772	$(318,494)	$1,270,278
Capital expenditures	$191,873	$—	$191,873

	Retail	All Other	Total
	(in thousands)
Fiscal year ended September 28, 2008
Sales to external customers	$3,636,125	$105,129	$3,741,254
Intersegment sales	$—	$100,745	$100,745
Depreciation and amortization	$52,898	$89	$52,987
Operating profit (loss)	$115,499	$(3)	$115,496
Interest income	$3,184	$2,551	$5,735
Interest expense	$(1,103)	$(56,361)	$(57,464)
Income tax expense (benefit)	$48,381	$(22,381)	$26,000
Net income (loss)	$71,117	$(30,487)	$40,630
Total assets	$1,659,996	$(383,121)	$1,276,875
Capital expenditures	$168,886	$—	$168,886

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 8 — Segment Information (contd.)

	Retail	All Other	Total
	(in thousands)
Fiscal year ended September 27, 2009
Sales to external customers	$3,669,251	$96,789	$3,766,040
Intersegment sales	$—	$80,676	$80,676
Depreciation and amortization	$53,210	$326	$53,536
Operating profit	$120,147	$1,161	$121,308
Interest income	$313	$158	$471
Interest expense	$(946)	$(67,306)	$(68,252)
Income tax expense (benefit)	$47,051	$(27,570)	$19,481
Net income (loss)	$73,006	$(38,237)	$34,769
Total assets	$1,690,030	$(375,295)	$1,314,735
Capital expenditures	$76,970	$—	$76,970
Note 9 — Labor Relations
     The Company’s collective bargaining agreements with the UFCW were renewed in March 2007 and extends through March 2011. The Company’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in September 2005 and expires in September 2010. Substantially all of our employees are covered by collective bargaining agreements.
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
     Note Receivable
     Although a market quote for the fair value of the Company’s note receivable is not readily available, the Company believes the stated value approximates fair value.
     Long-Term Receivable
     Although market quotes for the fair value of the Company’s long-term receivable are not readily available, the Company valued its long-term receivable based on a discounted cash flow approach applying a discount rate thet approximates long-term Market rates.

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
     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	September 27, 2009
	(In thousands)
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$196,914	$196,914
Receivables	$40,720	$40,720
Note Receivable	$793	$793
Long-term receivable	$18,867	$18,867
Long-term debt	$810,000	$806,101
Capitalized lease obligations	$5,104	$5,104
Note 11 — Litigation Matters
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
     In April of 2006, the Landlord under a Ground Lease for a supermarket occupied by Markets in the city of Fountain Valley, California filed an Action against Markets and the Lessee under a Sub-Ground Lease alleging that Markets failed to timely exercise its option to extend the term of the Ground Lease. The original Complaint filed in the California Superior Court for the County of Orange was amended to a Reformation and Declaratory Relief Cause of Action seeking determination of the parties’ rights under the Ground Lease and Sub-Ground Lease including a damage claim for additional rent of approximately $1.4 million. This case was settled in May of 2008 pursuant to a settlement agreement whereby Markets agreed to pay fair market value rent under the Ground Lease commencing June 1, 2008 and continuing through the end of the Lease term in August of 2014, which has been appropriately reflected in the consolidated financial statements. Markets was not required to pay any additional rent for prior periods under the settlement agreement.
     In December 2008, an action by Dennis M. O’Connor, et al. against Santee Dairies, Inc., dba Heartland Farms (now SBM Dairies, Inc.) was filed in the Los Angeles Superior Court. This action seeks individual and potential class action monetary damages for time spent by non-exempt hourly paid employees for changing into and out of sanitary uniforms. No date has been set for trial or a hearing for potential class certification and SBM Dairies, Inc. is in the process of conducting discovery. SBM Dairies, Inc. denies it has any liability in this action and intends to vigorously defend its interests. Plaintiffs have not yet made any settlement demand and further evaluation of potential liability will be completed if the Court certifies a class action.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 12 — Deferred Compensation Plan
     The Company maintains a deferred compensation plan for certain executives of Markets. Mr. Jack H. Brown is not eligible to receive awards. Awards under the plan are for units that have an assigned value. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will terminate and no payment will be made. As of September 28, 2008 and September 27, 2009, there were 748,000 and 899,600 units outstanding, respectively. The Company recognized an expense for the plan of $14.5 million, $12.1 million and $11.0 million in 2007, 2008 and 2009, respectively.
Note 13 — Related Party Transactions
     On both April 27, 2007 and September 25, 2008, the Company paid a $5.0 million dividend to La Cadena. Subsequent to fiscal year-end 2009, the Company paid a $5.0 million dividend to La Cadena on November 17, 2009.
     The Company paid legal fees of $2.4 million, $2.8 million and $1.8 million in fiscal 2007, 2008 and 2009, respectively, to the law firm of Varner & Brandt LLP. Mr. Bruce D. Varner is the Senior Partner of Varner & Brandt LLP and is also a director of the Company. Mr. Varner received director fees of $53,500, $54,000 and $54,000 in 2007, 2008 and 2009, respectively.
Note 14 — Stock Redemption
     On April 27, 2007, the Company redeemed 1,125 shares of its Class A Common Stock for $15.0 million. The redemption was for shares distributed to the Moseley Trust by La Cadena.
     On September 25, 2008, the Company redeemed 618 shares of its Class A Common Stock for $8.2 million. The redemption was for shares distributed to the Moseley Trust by La Cadena.
     As of September 27, 2009, the Company had the ability, under the Credit Facility, to make restricted payments, including dividends of up to $23.0 million.
Note 15 — Asset Sale
     On April 9, 2009, Markets signed a definitive sales agreement with Dean Foods to sell substantially all of the assets of Santee. Accordingly, the assets and liabilities of Santee to be sold have been classified as held for sale in the accompanying consolidated balance sheet and consisted primarily of accounts receivable, inventory, property and equipment and the assumption of certain current liabilities including accounts payable. Subsequent to the 2009 fiscal year end, the Dairy Transaction closed on October 11, 2009 and the Company received cash proceeds of approximately $88.0 million and incurred closing costs of approximately $2.6 million. The Company expects to recognize a gain, net of tax, of approximately $3.3 million, net of tax. Also on October 11, 2009, the Company entered into a ten year product purchase agreement with Dean Foods to purchase substantially all of its milk products from Dean Foods. The purchase prices under the PPA are deemed to approximate market pricing.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 16 — Quarterly Results (unaudited)
     Quarterly results for fiscal 2007, 2008 and 2009 are as follows (in thousands except share and per share amounts):

					Average
		Gross	Operating	Net	Shares	Earnings
	Sales	Profit	Profit	Income	Outstanding	Per Share
Fiscal 2007 Quarters
13 weeks ended 12/24/06	$904,354	$241,890	$28,205	$9,902	36,895	$268.38
13 weeks ended 03/25/07	866,062	249,444	33,674	13,460	36,895	364.82
13 weeks ended 06/24/07	910,229	253,787	41,625	15,602	36,178	431.26
14 weeks ended 09/30/07	993,782	254,743	28,782	10,431	35,770	291.61

	$3,674,427	$999,864	$132,286	$49,395	36,422	$1,356.19

Fiscal 2008 Quarters
13 weeks ended 12/30/07	$943,030	$244,429	$27,203	$10,751	35,770	$300.56
13 weeks ended 03/30/08	925,361	256,278	34,581	13,531	35,770	378.28
13 weeks ended 06/29/08	932,668	249,221	28,372	9,179	35,770	256.61
13 weeks ended 09/28/08	940,195	248,252	25,340	7,169	35,750	200.53

	$3,741,254	$998,180	$115,496	$40,630	35,765	$1,136.03

Fiscal 2009 Quarters
13 weeks ended 12/28/08	$959,253	$246,862	$22,498	$3,541	35,152	$100.73
13 weeks ended 03/29/09	930,996	255,826	35,962	11,121	35,152	316.37
13 weeks ended 06/28/09	928,641	254,216	37,793	15,142	35,152	430.76
13 weeks ended 09/27/09	947,150	245,132	25,055	4,965	35,152	141.24

	$3,766,040	$1,002,036	$121,308	$34,769	35,152	$989.10