Form 10-Q
period 2009-12-27
STATER BROS HOLDINGS INC
filed 2010-02-10
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of February 9, 2010, there were issued and outstanding
34,552 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
December 27, 2009

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 27,	Dec. 27,
	2009	2009
		(Unaudited)
Current assets
Cash and cash equivalents	$196,914	$242,247
Restricted cash	3,121	3,121
Receivables, net of allowance of $759 and $767	36,671	41,616
Income tax receivables	4,049	—
Inventories	212,856	237,761
Prepaid expenses	9,330	11,452
Deferred income taxes	20,479	25,579
Assets held for sale	83,617	—
Note receivable, current portion	300	300

Total current assets	567,337	562,076

Property and equipment
Land	97,430	97,430
Buildings and improvements	544,440	550,002
Store fixtures and equipment	428,431	432,349
Property subject to capital leases	9,983	9,983

	1,080,284	1,089,764
Less accumulated depreciation and amortization	408,791	422,156

	671,493	667,608
Deferred income taxes, long-term	36,014	37,119
Deferred debt issuance cost, net	11,276	10,473
Note receivable, less current portion	493	493
Long-term receivable	18,867	18,867
Goodwill	2,894	2,894
Other assets	6,361	5,975

	75,905	75,821

Total assets	$1,314,735	$1,305,505

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 27,	Dec. 27,
	2009	2009
		(Unaudited)
Current liabilities
Accounts payable	$153,083	$157,000
Accrued payroll and related expenses	53,313	52,580
Other accrued liabilities	79,618	62,562
Income taxes payable	—	6,450
Liabilities held for sale	5,634	—
Current portion of capital lease obligations	1,336	1,389

Total current liabilities	292,984	279,981

Long-term debt	810,000	810,000
Capital lease obligations, less current portion	3,768	3,400
Long-term portion of self-insurance and other reserves	36,227	38,108
Long-term deferred benefits	77,396	78,375
Other long-term liabilities	30,605	30,175

Total liabilities	1,250,980	1,240,039

Commitments and contingencies

Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 35,152	—	—
Additional paid-in capital	8,939	8,939
Accumulated other comprehensive loss	(16,720)	(16,720)
Retained earnings	71,536	73,247

Total stockholder’s equity	63,755	65,466

Total liabilities and stockholder’s equity	$1,314,735	$1,305,505

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Dec. 28,	Dec. 27,
	2008	2009
Sales	$959,253	$923,864
Cost of goods sold	712,391	685,714

Gross profit	246,862	238,150

Operating expenses
Selling, general and administrative expenses	211,004	205,288
Gain on sale of dairy assets	—	(7,950)
Depreciation and amortization	13,360	12,666

Total operating expenses	224,364	210,004

Operating profit	22,498	28,146

Interest income	205	59
Interest expense	(17,100)	(17,189)
Other income (expenses), net	149	(11)

Income before income taxes	5,752	11,005

Income taxes	2,211	4,294

Net income	$3,541	$6,711

Earnings per average common share outstanding	$100.73	$190.91

Average common shares outstanding	35,152	35,152

Shares outstanding at end of period	35,152	35,152

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	13 Weeks Ended
	Dec. 28,	Dec. 27,
	2008	2009
Operating activities:
Net income	$3,541	$6,711
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,660	15,528
Amortization of debt issuance costs	803	803
(Increase) decrease in deferred income taxes	1,347	(6,205)
Gain on sale of dairy assets	—	(7,950)
(Gain) loss on disposals of assets	(104)	13
Changes in operating assets and liabilities:
Decrease in restricted cash	2,500	—
Increase in receivables	(17,468)	(4,945)
(Increase) decrease in income tax receivables	(986)	4,049
Increase in inventories	(7,437)	(24,905)
Increase in prepaid expenses	(7,091)	(2,122)
Decrease in assets held for sale	14,211	215
(Increase) decrease in other assets	(1,258)	796
Increase in accounts payable	4,696	3,917
Increase in income taxes payable	—	6,450
Increase in liabilities held of sale	488	1,014
Decrease in other accrued liabilities	(24,872)	(17,789)
Increase in long-term reserves	6,314	2,430

Net cash used in operating activities	(7,656)	(21,990)

Financing activities:
Principal payments on capital lease obligations	(272)	(315)
Dividend paid	—	(5,000)

Net cash used in financing activities	(272)	(5,315)

Investing activities:
Decrease in store construction reimbursement	5,950	—
Proceeds from sale of dairy assets, net of fees	—	84,294
Purchase of property and equipment	(20,653)	(11,666)
Proceeds from sale of property and equipment	189	10

Net cash provided by (used in) investing activities	(14,514)	72,638

Net increase (decrease) in cash and cash equivalents	(22,442)	45,333
Cash and cash equivalents at beginning of period	144,942	196,914

Cash and cash equivalents at end of period	$122,500	$242,247

Interest paid	$32,633	$32,588
Income taxes paid	$1,850	$—
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 27, 2009
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended December 27, 2009 are not necessarily indicative of the results that may be experienced for the year ending September 26, 2010.
     The consolidated balance sheet at September 27, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K for the year ended September 27, 2009.
Note 2 — Principles of Consolidation
     The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stater Bros. Markets (“Markets”) and Stater Bros. Development, Inc. (“Development”), and Markets’ wholly-owned subsidiaries, Super Rx, Inc. (“Super Rx”) and SBM Dairies, Inc. (“Dairies”). All significant inter-company transactions have been eliminated in consolidation.
Note 3 — Reclassifications
     Certain amounts in assets held for sale and deferred income taxes within the September 27, 2009 consolidated balance sheet and certain captions for operating activities within the December 28, 2009 statement of cash flows have been reclassified to conform to the current period’s financial statement presentation. Substantially all of the assets and certain liabilities of Dairies had been classified as “Held for Sale” prior to their disposal on October 11, 2009 as described in “Note 8 - Asset Sale” in these notes to the unaudited consolidated financial statements.
Note 4 — Subsequent Events
     The Company has evaluated subsequent events through February 9, 2010, the issuance date of its financial statements. Other than redemption of stock as discussed in “Note 12 — Dividend and Stock Redemption”, the Company did not have any material subsequent events that need to be disclosed.
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
DECEMBER 27, 2009
Note 6 — Income Taxes
     The Company establishes deferred tax liabilities for anticipated tax timing differences where payment of tax is anticipated. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and the amounts may be adjusted over time as additional information becomes known.
     The Company does not have any material tax positions that do not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the thirteen weeks ended December 27, 2009, there were no material changes to the amount of uncertain tax positions.
     The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as either interest expense or other operating expenses.
     For federal tax purposes, the Company is subject to review of its fiscal 2006 through fiscal 2008 tax returns. For state tax purposes, the Company is subject to review of its fiscal 2006 through fiscal 2008 state tax returns. The Company is currently under audit for its fiscal 2006 and fiscal 2007 state tax returns by the State of California Franchise Tax Board (“FTB”). To date, the FTB has only made information document requests related to those years.
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
The following table provides the components of net periodic pension expense:

	Dec. 28,	Dec. 27,
	2008	2009
	(in thousands)
Expected return on assets	(800)	$(877)
Service cost	574	841
Interest cost	964	1,029
Amortization of prior service cost	(1)	(1)
Amortization of recognized losses	49	359

Net pension expense	$786	$1,351

Actuarial assumptions used to determine net pension expense were:

Discount rate	7.50%	5.50%
Rate of increase in compensation levels	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%
The Company made approximately $1.1 million of contributions to its noncontributory defined pension plan in the thirteen weeks ended December 27, 2009 and the Company expects to contribute an additional $2.1 million during the remainder of fiscal 2010.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 27, 2009
Note 8 — Asset Sale
     On October 11, 2009, the Company sold substantially all of the assets of Dairies to subsidiaries of Dean Foods (“Dean Foods”) for $88.0 million in cash, subject to a working capital adjustment, and assumption of certain liabilities including substantially all of Dairies’ current liabilities, which included accounts payable. Dairies’ assets which were sold consisted primarily of accounts receivable, inventory and property and equipment. The Company incurred approximately $3.7 million in transaction and other fees related to the transaction and recognized a gain, net of tax, of approximately $4.7 million. The pre-tax gain from the sale of Dairies’ assets is included in “Gain on sale of dairy assets” within the unaudited consolidated statements of income. Dairies retained responsibility for all workers compensation claims through the date of the transaction. As of December 27, 2009, Dairies has accrued approximately $4.3 million in workers’ compensation liabilities.
     Also on October 11, 2009, the Company entered into a ten year Product Purchase Agreement (the “PPA”) with Dean Foods to purchase substantially all of its milk products sold in its supermarkets from Dean Foods. The purchase prices under the PPA are deemed to approximate market pricing.
     As of October 11, 2009, the Company ceased all dairy manufacturing operations. Markets and Super Rx have similar customers, regulatory requirements and delivery methods to customers and are included together as one reportable segment. Prior to the Dairy Transaction, Dairies was a separate reportable segment of the Company. As operating activities of Dairies have ceased and operating results from September 28, 2009 to October 11, 2009 are not material to the overall financial statements of the Company taken as a whole, the Company no longer has separate reportable segments to disclose.
Note 9 — Subsidiary Guarantee
     The Company has $525.0 million of 8.125% Senior Notes due June 15, 2012 and $285.0 million of 7.75% Senior Notes due April 15, 2015, collectively (the “Notes”).
     The Notes are guaranteed by the Company’s subsidiaries Markets and Development, and the Company’s indirect subsidiaries Super Rx, and Dairies (each a “subsidiary guarantor”, and collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and there are no subsidiaries of the Company other than the subsidiary guarantors.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 27, 2009
Note 10 — Credit Facility
     On April 16, 2007, the Company and Markets entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A. (“Bank of America”), as sole and exclusive administrative agent and sole initial lender, consisting of a three-year unsecured revolving credit facility in a principal amount of up to $100 million (the “Credit Facility”), which replaced Markets’ previous credit facility.
     Markets is the borrower under the Credit Facility. The Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Development and the Company’s indirect subsidiaries Super Rx and Dairies (subject, in the case of Dairies, to termination upon certain specified events). Subject to certain restrictions, the entire amount of the Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and may be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores and workers’ compensation insurance obligations. The availability of the loans and letters of credit is subject to certain borrowing restrictions.
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
     The Credit Facility will mature on May 31, 2010. The Company is currently in the process of negotiating an amendment to the facility with Bank of America which would provide terms similar to those currently in place and would extend the maturity date.
     As of December 27, 2009, Markets and the Company were in compliance with all restrictive covenants under the Credit Facility. However, there can be no assurance that Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
     The Company had $49.8 million of outstanding letters of credit and it had $50.2 million available under the Credit Facility.
     The Company had no short-term borrowings outstanding as of December 27, 2009. The Company did not incur any short-term borrowings during the thirteen weeks ended December 27, 2009.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 27, 2009
Note 11 — Litigation Matters
     Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on the Company’s consolidated financial position or its results of operations.
Note 12 — Dividend and Stock Redemption
     On November 17, 2009, the Company paid a $5.0 million dividend to La Cadena Investments (“La Cadena”), the sole shareholder of the Company.
     Subsequent to December 27, 2009, the Company, on December 28, 2009, redeemed and retired 600 shares of its Class A Common Stock for $8.0 million. The redemption was for shares held by the Moseley Family Revocable Trust. La Cadena had distributed the shares to the Moseley Family Revocable Trust concurrently with the redemption and retirement of the shares.
     After the dividend payment on November 17, 2009 and the stock redemption on December 28, 2009, the Company had the ability under the Credit Facility and the Notes’ Indentures to make restricted payments, including dividends, of $11.4 million.
Note 13 — Fair Value of Financial Instruments
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
     Long-Term Receivable
     Although market quotes for the fair value of the Company’s long-term receivable are not readily available, the Company valued its long-term receivable based on a discounted cash flow approach applying a discount rate that approximates long-term market rates.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 27, 2009
Note 13 — Fair Value of Financial Instruments (contd.)
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
     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	December 27, 2009
	(In thousands)
	Carrying	Fair
	Amount	Value

Cash and cash equivalents	$242,247	$242,247
Receivables	$41,616	$41,616
Note receivable	$793	$793
Long-term receivable	$18,867	$18,867
Long-term debt	$810,000	$819,638
Capital lease obligations	$4,789	$4,789

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART I — FINANCIAL INFORMATION (contd.)
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES
We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies are summarized in our report on Form 10-K for the year ended September 27, 2009.
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
SIGNIFICANT ACCOUNTING POLICIES
There are certain accounting policies that we have adopted that may differ from policies of other companies within our industry and other companies as a whole. Such differences in the treatment of these policies may be important to the readers of our report on Form 10-Q and our unaudited consolidated financial statements contained herein. For further information regarding our accounting policies, refer to the significant accounting policies included in the notes to the unaudited consolidated financial statements contained herein and in our report on Form 10-K for the year ended September 27, 2009.

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
AVAILABLE INFORMATION
We file quarterly and annual reports electronically with the Security and Exchange Commission (“SEC”) under forms 10-Q and 10-K and we file current reports on form 8-K and amendments to these reports. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issues that file electronically with the SEC. These electronic files can be found at the SEC’s website at http://www.sec.gov. The public may read and copy any of our reports filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330.
EXECUTIVE OVERVIEW
We are the largest privately owned supermarket chain in Southern California. Our revenues are generated primarily from retail sales through our supermarkets. Our success is a result of our marketing strategy of offering everyday low prices while providing our customers with friendly and outstanding service on each of their visits to our stores which has been a seventy-four year Stater Bros.’ tradition.
On October 11, 2009, we sold substantially all of the assets of SBM Dairies, Inc (“Dairies”) to subsidiaries of Dean Foods (“Dean Foods”), (the “Dairy Transaction”), for $88.0 million in cash and assumption of certain liabilities including substantially all of Dairies current liabilities, which included accounts payable. Dairies assets which were sold consisted primarily of accounts receivable, inventory and property and equipment. Also on October 11, 2009, we entered into a ten year Product Purchase Agreement (the “PPA”) with Dean Foods to purchase substantially all milk products sold in our supermarkets from Dean Foods. The purchase prices under the PPA are deemed to approximate market pricing. We incurred approximately $3.7 million in fees related to the Dairy Transaction and recognized a gain, net of tax, of approximately $4.7 million. We retained responsibility for all workers’ compensation claims of Dairies’ employees for events occurring through the transaction date. As of October 11, 2009, the Company ceased all dairy manufacturing operations.
As a result of the Dairy Transaction and the continued decline in the current economy, we anticipate that our sales will be lower than in fiscal 2009. Our strategy in the near term is to retain customer counts during these tough economic times by continuing to provide exceptional customer service and provide value to our customers on their purchases from our supermarkets.
In the first quarter of fiscal 2010, our consolidated gross profit margin, as a percentage of sales, was comparable to the previous year. Our marketing area of Southern California continues to be highly competitive and in flux. With the current economic conditions, our marketing area has seen job losses and business closures which will put further pressure on our gross margin as we endeavor to retain our customer base. We anticipate continued competitive pressures from “big box” format competitors including Walmart, Costco and Target, from our traditional grocery format competitors Vons, Albertsons and Ralphs and from independent supermarket operators.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Sales and Cost of Goods Sold

	Fiscal Period Ended		Change
	Dec. 28,	Dec. 27,	2010 to 2009
(in thousands)	2008	2009	Dollar	%

Sales	$959,253	$923,864	$(35,389)	(3.69)%

Gross Profit	$246,862	$238,150	$(8,712)	(3.53)%
as a % of sales	25.73%	25.78%
Sales
Sales in our supermarkets were down 1.11% for the first quarter of fiscal 2010 compared to the same period in fiscal 2009. Overall, sales were down $35.4 million or 3.69% for the first quarter, the Dairy Transaction accounted for $25.0 million of the sales decline in the quarter.
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
Like store sales decreased $20.4 million or 2.19% from the first quarter of fiscal 2009. Like store sales were impacted by our recently opened stores. We estimate that our recently opened stores drew approximately $3.8 million of their first quarter 2010 sales from our existing stores.
During fiscal 2009, we opened three stores, one of which was opened during a portion of the first quarter of fiscal 2009 and the other two were opened later in fiscal 2009. As such, these corresponding sales in fiscal 2010 are not included in like store sales. These recently opened stores had sales of $14.2 million in the first quarter of fiscal 2010 of which $11.2 million of sales are not included in like store sales. We closed one store in the first quarter of fiscal 2009, which reduced first quarter 2010 sales by approximately $1.2 million.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Gross Profit
Gross profit margin, as a percentage of sales, in the first quarter of fiscal 2010 was comparable to the first quarter of fiscal 2009. With the depressed economic conditions in the nation and in our marketing area and with the significant competitive pressures, as we and our competitors compete to retain market share and our customer base, we anticipate our gross margins to be challenged in the foreseeable future.
Operating Expenses and Operating Profit

	Fiscal Period Ended		Change
	Dec. 28,	Dec. 27,	2010 to 2009
(in thousands)	2008	2009	Dollar	%

Operating Expenses:
Selling, general and administrative expenses	$211,004	$205,288	$(5,716)	(2.71)%
as a % of sales	21.99%	22.22%

Gain on sale of assets	$—	$(7,950)	$(7,950)	—
as a % of sales	—	(0.86)%

Depreciation and amortization	$13,360	$12,666	$(694)	(5.19)%
as a % of sales	1.39%	1.37%

Operating profit	$22,498	$28,146	$5,648	25.10%
as a % of sales	2.35%	3.05%
Selling, General and Administrative Expenses
The increase, as a percentage of sales, in selling, general and administrative expenses in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 is due primarily to increases, as a percentage of sales, in payroll related expenses under our union contracts. Rates under the contracts have increased for direct labor. Also, our rent expense has increased as a result of new store openings.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the first quarters of fiscal 2010 and fiscal 2009 is $314,000 and $287,000, respectively.
Gain on Sale of Dairy Assets
Gain on sale of dairy assets comprises approximately $8.0 million of pre-tax gain from the sale of our dairy assets. The Dairy transaction is described in “Note 8 — Assets Sale” to our unaudited consolidated financial statements contained herein.
Depreciation and Amortization
The decrease in depreciation and amortization expense in the first quarter of fiscal 2010 compared to the same period in fiscal 2009 is due primarily to reduced fixed asset additions in the current year and to the Dairy Transaction. Included in cost of goods sold is $2.9 million and $4.3 million of depreciation and amortization in the first quarters of fiscal 2010 and 2009, respectively, related to warehousing and distribution activities in both fiscal periods and dairy production in fiscal 2009. The decrease in depreciation and amortization included in cost of goods sold is attributed to the Dairy Transaction.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Interest Income
Interest income was $59,000 and $205,000 for the first quarters of fiscal 2010 and 2009, respectively. Interest income has significantly decreased due to lower market rates in the current year compared to the previous year. We expect our interest income to continue to be lower in the current fiscal year as market rates continue to be depressed.
Interest Expense
Interest expense was $17.2 million for the first quarter of fiscal 2010 and $17.1 million in the first quarter of fiscal 2009. The change in interest expense between the two periods is due to no interest being capitalized in the current fiscal year.
Income Before Income Taxes
Income before income taxes amounted to $11.0 million and $5.8 million in the first quarters of fiscal 2010 and fiscal 2009, respectively.
Income Taxes
Income taxes amounted to $4.3 million and $2.2 million in the first quarters of fiscal 2010 and fiscal 2009, respectively. Our effective tax rate was 39.0% and 38.4% for the first quarters of fiscal 2010 and 2009, respectively. The lower effective rate for fiscal 2009 is due primarily to tax credits being applied against lower taxable income in the prior year versus the current year.
Net Income
Net income for the first quarter of fiscal 2010 amounted to $6.7 million compared to $3.5 million in the first quarter of fiscal 2009.
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
We are currently in the process of negotiating an amendment to Markets’ credit facility with Bank of America which would provide terms similar to those currently in place and would extend the maturity date.
As of December 27, 2009, we had $49.8 million of outstanding letters of credit and we had $50.2 million available under Markets’ credit facility.
We had no short-term borrowings outstanding as of December 27, 2009. We did not incur any short-term borrowings in the first quarter of fiscal 2010.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth our contractual cash obligations and commercial commitments as of December 27, 2009.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due June 2012
Principal	$525,000	$—	$525,000	$—	$—
Interest	106,640	42,656	63,984	—	—

	631,640	42,656	588,984	—	—

7.75% Senior Notes due April 2015
Principal	285,000	—	—	—	285,000
Interest	121,482	22,088	44,175	44,175	11,044

	406,482	22,088	44,175	44,175	296,044

Capital lease obligations (1)
Principal	4,789	1,389	2,487	913	—
Interest	1,539	706	723	110	—

	6,328	2,095	3,210	1,023	—

Operating leases (1)	358,648	37,204	65,186	50,730	205,528

Total contractual cash obligations	$1,403,098	$104,043	$701,555	$95,928	$501,572

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (2)	$49,762	$49,762	$—	$—	$—

Total other commercial commitments	$49,762	$49,762	$—	$—	$—

(1)	We lease the majority of our retail stores. We have subleased our former headquarters building and certain former distribution facilities located in Colton, California under an initial 15 year term for an amount equal to our lease payment. For purposes of contractual cash obligations shown here, minimum lease payments on this lease are shown without sub-lease offsets. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(2)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between February 2010 and December 2010.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $282.1 million at December 27, 2009 and $274.4 million at September 27, 2009, and our current ratios were 2.01:1 and 1.94:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash used in operating activities for the thirteen weeks ended December 27, 2009 was $22.0 million and was $7.7 million for the thirteen weeks ended December 28, 2008. Significant uses of cash for operating activities in the first quarter of fiscal 2010 included interest payments on our long-term debt and increases in inventory levels to meet holiday sales demands.
A significant source of cash in the first quarter of 2010 was the sale of assets associated with the Dairy Transaction. Other significant uses of cash in the thirteen weeks ended December 27, 2009 included $11.7 million of capital expenditures during the period for store remodels and equipment purchases. Historically, our new store construction costs, store remodels and equipment expenditures are financed through operating cash flows.
As of December 27, 2009, based upon our consolidated earnings since June 27, 2004 and the initial amount allowed of $25.0 million under the Credit Facility and the Notes’ Indentures and, after taking into consideration payments previously made, including a redemption of stock of $8.0 million subsequent to December 27, 2009, we had the ability and right to pay a restricted payment of up to $11.4 million.
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
DECEMBER 27, 2009
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
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 27, 2009. There were no material changes in our internal control over financial reporting during the first quarter of fiscal 2010.

STATER BROS. HOLDINGS INC.
DECEMBER 27, 2009
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Various legal actions and claims are pending against us in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on our consolidated financial position or our results of operations.
For a description of legal proceedings, please refer to the footnote entitled “Litigation Matters” contained in the Notes to Consolidated Financial Statements section of our Form 10-K for the fiscal year ended September 27, 2009.
Item 1A. RISK FACTORS
Our performance is affected by inflation and deflation. In recent years, we have experienced both increases and decreases in transportation costs and the cost of the products we sell in our stores. The changes in our costs are attributed to changes in fuel, plastic, grains and other commodity costs. During times of inflation, we have recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time. However, the economic and competitive environment in Southern California continues to challenge us to become more cost efficient as our ability to recover increases in expenses through price increases is diminished. Our future results of operations will depend upon our ability to adapt to the current economic environment as well as the current competitive conditions.
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
Given the wide assortment of products we offer, we compete with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. Our traditional grocery format competitors include Vons, Albertson’s and Ralphs. We also face competitive pressures from existing and new “big box” format retailers including Walmart, Costco and Target and from a number of independent supermarket operators. We expect our competitors to continue to apply pricing and other competitive pressures as they expand the number of their stores in our market area and as they continue to take steps to both maintain and grow their customer counts. We believe our everyday low prices, breadth of product offering, which includes approximately 40,000 items offered for sale in our stores, service departments and long-term customer relationships will assist and complement our ability to compete in this increased competitive environment. We monitor competitive activity and regularly review our marketing and business strategies and periodically adjust them to adapt to changes in our trading area.

STATER BROS. HOLDINGS INC.
DECEMBER 27, 2009
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

Date: February 9, 2010	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2010	/s/ Phillip J. Smith
Phillip J. Smith Executive Vice President
and Chief Financial Officer (Principal Financial Officer)