Form 10-Q
period 2010-03-28
STATER BROS HOLDINGS INC
filed 2010-05-12
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended March 28, 2010

or

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
As of May 11, 2010, there were issued and outstanding
34,552 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
March 28, 2010

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 27,	Mar. 28,
	2009	2010
		(Unaudited)
Current assets
Cash and cash equivalents	$196,914	$263,929
Restricted cash	3,121	3,121
Receivables, net of allowance of $759 and $738	36,671	37,817
Income tax refund receivable	4,049	5,468
Inventories	212,856	225,965
Prepaid expenses	9,330	10,914
Deferred income taxes	20,479	24,800
Assets held for sale	83,617	—
Note receivable, current portion	300	493
Long-term receivable, current portion	—	17,741

Total current assets	567,337	590,248

Property and equipment
Land	97,430	97,430
Buildings and improvements	544,440	554,864
Store fixtures and equipment	428,431	435,506
Property subject to capital leases	9,983	9,983

	1,080,284	1,097,783

Less accumulated depreciation and amortization	408,791	435,235

	671,493	662,548

Deferred income taxes, long-term	36,014	36,195
Deferred debt issuance cost, net	11,276	9,662
Note receivable, less current portion	493	—
Long-term receivable, less current portion	18,867	—
Other assets	9,255	8,869

	75,905	54,726

Total assets	$1,314,735	$1,307,522

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 27,	Mar. 28,
	2009	2010
		(Unaudited)
Current liabilities
Accounts payable	$153,083	$144,296
Accrued payroll and related expenses	53,313	57,691
Other accrued liabilities	79,618	78,358
Liabilities held for sale	5,634	—
Current portion of capital lease obligations	1,336	1,444

Total current liabilities	292,984	281,789

Long-term debt	810,000	810,000
Capital lease obligations, less current portion	3,768	3,018
Long-term portion of self-insurance and other reserves	36,227	38,883
Long-term deferred benefits	77,396	79,766
Other long-term liabilities	30,605	30,633

Total liabilities	1,250,980	1,244,089

Commitment and contingencies

Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares — 100,000 Issued and outstanding shares — 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares — 100,000 Issued and outstanding shares — 35,152 in 2009, 34,552 in 2010	—	—
Additional paid-in capital	8,939	8,786
Accumulated other comprehensive loss	(16,720)	(16,720)
Retained earnings	71,536	71,367

Total stockholder’s equity	63,755	63,433

Total liabilities and stockholder’s equity	$1,314,735	$1,307,522

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Mar. 29,	Mar. 28,
	2009	2010
Sales	$930,996	$885,537
Cost of goods sold	675,170	649,092

Gross profit	255,826	236,445

Operating expenses
Selling, general and administrative expenses	206,312	198,018
Gain on sale of dairy assets	—	(1,446)
Depreciation and amortization	13,552	12,788

Total operating expenses	219,864	209,360

Operating profit	35,962	27,085

Interest income	125	26
Interest expense	(17,348)	(17,374)
Other income (expenses), net	(43)	16

Income before income taxes	18,696	9,753

Income taxes	7,575	3,786

Net income	$11,121	$5,967

Earnings per average common share outstanding	$316.37	$172.60

Average common shares outstanding	35,152	34,572

Shares outstanding at end of period	35,152	34,552

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	26 Weeks Ended
	Mar. 29,	Mar. 28,
	2009	2010
Sales	$1,890,249	$1,809,401
Cost of goods sold	1,387,561	1,334,806

Gross profit	502,688	474,595

Operating expenses
Selling, general and administrative expenses	417,316	403,306
Gain on sale of dairy assets	—	(9,396)
Depreciation and amortization	26,912	25,454

Total operating expenses	444,228	419,364

Operating profit	58,460	55,231

Interest income	330	85
Interest expense	(34,448)	(34,563)
Other income, net	106	5

Income before income taxes	24,448	20,758
Income taxes	9,786	8,080

Net income	$14,662	$12,678

Earnings per average common share outstanding	$417.10	$363.66

Average common shares outstanding	35,152	34,862

Shares outstanding at end of period	35,152	34,552

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	26 Weeks Ended
	March 29,	March 28,
	2009	2010
Operating activities:
Net income	$14,662	$12,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,521	31,163
Amortization of debt issuance costs	1,614	1,614
Increase in deferred income taxes	(454)	(4,502)
Gain on sale of dairy assets	—	(9,396)
Gain on disposals of assets	(17)	(3)
Changes in operating assets and liabilities:
Decrease in restricted cash	2,500	—
Increase in receivables	(4,097)	(1,146)
Increase in income tax receivables	—	(1,419)
(Increase) decrease in inventories	5,578	(13,109)
Increase in prepaid expenses	(243)	(1,584)
Decrease in assets held for sale	160	215
Decrease in other assets	140	703
Decrease in accounts payable	(29,532)	(8,787)
Increase in income taxes payable	5,140	—
Increase (decrease) in liabilities held for sale	(3,616)	1,014
Increase (decrease) in other accrued liabilities	(6,749)	3,118
Increase in long-term reserves	10,425	5,054

Net cash provided by operating activities	31,032	15,613

Financing activities:
Principal payments on capital lease obligations	(553)	(642)
Stock redemption	—	(8,000)
Dividend paid	—	(5,000)

Net cash used in financing activities	(553)	(13,642)

Investing activities:
(Increase) decrease in note receivable	(793)	300
Decrease in store construction reimbursement	7,952	—
Proceeds from sale of dairy assets, net of fees	—	85,833
Purchase of property and equipment	(31,047)	(21,132)
Proceeds from sale of property and equipment	203	43

Net cash provided by (used in) investing activities	(23,685)	65,044

Net increase in cash and cash equivalents	6,794	67,015
Cash and cash equivalents at beginning of period	144,987	196,914

Cash and cash equivalents at end of period	$151,781	$263,929

Interest paid	$32,884	$32,784
Income taxes paid	$5,100	$14,000
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 28, 2010
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended March 28, 2010 are not necessarily indicative of the results that may be expected for the year ending September 26, 2010.
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
Note 3 — Reclassifications
     Certain amounts in assets held for sale and deferred income taxes within the September 27, 2009 consolidated balance sheet and certain captions for operating activities within the March 29, 2009 statement of cash flows have been reclassified to conform to the current period’s financial statement presentation. Substantially all of the assets and certain liabilities of Dairies had been classified as “Held for Sale” prior to their disposal on October 11, 2009 as described in “Note 8 — Asset Sale” in these notes to the unaudited consolidated financial statements.
Note 4 — Subsequent Events
     The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there were no material subsequent events that need to be disclosed other than the amendment to the credit facility as disclosed in “Note 10 — Credit Facility”.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 28, 2010
Note 6 — Income Taxes (contd)
     The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the twenty-six weeks ended March 28, 2010, there have been no material changes to the amount of uncertain tax positions.
     The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as interest expense and other operating expenses, respectively.
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
The following table provides the components of net periodic pension expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Mar. 29,	Mar. 28,	Mar. 29,	Mar. 28,
	2009	2010	2009	2010
	(in thousands)		(in thousands)

Expected return on assets	$(801)	$(878)	$(1,601)	$(1,755)
Service cost	573	841	1,147	1,682
Interest cost	965	1,028	1,929	2,057
Amortization of prior service cost	—	—	(1)	(1)
Amortization of recognized losses	50	359	99	718

Net pension expense	$787	$1,350	$1,573	$2,701

Actuarial assumptions used to determine net pension expense were:
Discount rate	7.50%	5.50%	7.50%	5.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%	6.50%
     The Company made approximately $1.8 million of contributions to its noncontributory defined pension plan during the twenty-six weeks ended March 28, 2010 and the Company expects to contribute an additional $1.4 million during the remainder of fiscal 2010.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 28, 2010
Note 8 — Asset Sale
     On October 11, 2009, the Company sold substantially all of the assets of Dairies to subsidiaries of Dean Foods (“Dean Foods”) for $88.0 million in cash, subject to a working capital adjustment, and assumption of certain liabilities including substantially all of Dairies’ current liabilities, which included accounts payable. In the second quarter of fiscal 2010, the purchase price was adjusted upward by approximately $1.5 million due to an adjustment made for working capital. Dairies’ assets which were sold consisted primarily of accounts receivable, inventory and property and equipment. The Company incurred approximately $3.8 million in transaction and other fees related to the transaction and recognized a gain, net of tax, of approximately $5.6 million. The pre-tax gain from the sale of Dairies’ assets is included in “Gain on sale of dairy assets” within the unaudited consolidated statements of income. Dairies retained responsibility for all workers compensation claims through the date of the transaction. As of March 28, 2010, Dairies has accrued approximately $4.2 million in workers’ compensation liabilities.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 28, 2010
Note 10 — Credit Facility
     On May 4, 2010, the Company and Markets entered into the Third Amended and Restated Credit Agreement with Bank of America, N.A. (“Bank of America”), as sole and exclusive administrative agent and sole initial lender, consisting of a three-year unsecured revolving credit facility in a principal amount of up to $100 million (the “Credit Facility”), which replaced Markets’ previous credit facility.
     Markets is the borrower under the Credit Facility. The Credit Facility is guaranteed by the Company and all of its existing and future material subsidiaries, including Development and the Company’s indirect subsidiary Super Rx. Subject to certain restrictions, the entire amount of the Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and may be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores and workers’ compensation insurance obligations. The availability of the loans and letters of credit is subject to certain borrowing restrictions.
     Loans under the Credit Facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the rate of interest publicly announced by Bank of America as its “prime rate”), plus 1.00%, or (ii) the “Eurodollar Rate” (defined as the British Bankers Association LIBOR Rate for deposits in dollars, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 1.75%. For Eurodollar Rate Loans, the Eurodollar Rate will apply for periods, as selected by Markets, of one, two, three or six months (but in any event not later than the maturity date of the Credit Facility).
     The Credit Facility requires Markets to meet certain financial tests, including minimum net worth and the maintenance of minimum earnings levels. The Credit Facility contains covenants which, among other things, limit the ability of Markets and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, and (iii) make restricted payments. The Credit Facility also contains covenants that apply to the Company and its subsidiaries, and the Company is a party to the Credit Facility for purposes of these covenants. These covenants, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, make restricted payments, enter into transactions with affiliates, and make certain amendments to the Indentures governing the 8.125% Senior Notes and the 7.75% Senior Notes.
     The Credit Facility will mature on April 1, 2013.
     As of March 28, 2010, the Company had $49.8 million of outstanding letters of credit and it had $50.2 million available under the Credit Facility and Markets and the Company were in compliance with all restrictive covenants under the Credit Facility. However, there can be no assurance that Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
     The Company had no short-term borrowings outstanding as of March 28, 2010 and the Company did not incur any short-term borrowings during the twenty-six weeks ended March 28, 2010.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 28, 2010
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
Note 12 — Dividend and Stock Redemption
     On November 17, 2009, the Company paid a $5.0 million dividend to La Cadena Investments (“La Cadena”), the sole shareholder of the Company.
     On December 28, 2009, the Company redeemed and retired 600 shares of its Class A Common Stock for $8.0 million. The redemption was for shares held by the Moseley Family Revocable Trust. La Cadena had distributed the shares to the Moseley Family Revocable Trust concurrently with the redemption and retirement of the shares.
     As of March 28, 2010, after taking into consideration the amendment to the Credit Facility on May 4, 2010, the Company has the ability and right under the Credit Facility and the Notes’ Indentures to make restricted payments, including dividends, of $34.3 million.
Note 13 — Long-Term Receivable
     During the second quarter of fiscal 2010, Markets entered into the Comprehensive Tri-Party Termination Infrastructure Reimbursement Agreement (the “Termination Agreement”) with the Inland Valley Development Agency (the “IVDA”) and Hillwood/San Bernardino, LLC (“Hillwood”) to terminate commitments with Hillwood under certain obligations and settle outstanding financial issues among the parties arising from several agreements previously entered into with Hillwood and the IVDA in connection with the development of the Company’s Norton distribution center. As part of the Termination Agreement, the amount previously due from the IVDA for tax increment reimbursement related to the construction of the Norton distribution center was negotiated downward from $18.9 million to $17.7 million with the $17.7 million to be paid to Markets no later than December 31, 2010. As such, the $17.7 million receivable has been classified as a current asset and the $1.2 million adjustment out of long-term receivable was recorded to “Building and improvements” in the Company’s March 28, 2010 consolidated balance sheet. Under the Termination Agreement, Markets paid approximately $0.7 million to Hillwood as reimbursement for shared improvement costs and any further financial commitments between Markets and Hillwood were terminated. The $0.7 million reimbursement was recorded to “Buildings and improvements” in the Company’s March 28, 2010 consolidated balance sheet.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 28, 2010
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
     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	March 28, 2010
	(In thousands)
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$263,929	$263,929
Receivables	$43,285	$43,285
Note receivable	$493	$493
Long-term receivable	$17,741	$17,741
Long-term debt	$810,000	$816,188
Capital lease obligations	$4,462	$4,462

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
On October 11, 2009, we sold substantially all of the assets of SBM Dairies, Inc (“Dairies”) to subsidiaries of Dean Foods (“Dean Foods”), (the “Dairy Transaction”), for $88.0 million in cash and assumption of certain liabilities including substantially all of Dairies current liabilities, which included accounts payable. In the second quarter of fiscal 2010, the purchase price was adjusted upwards by approximately $1.5 million due to an adjustment for working capital. Dairies’ assets which were sold consisted primarily of accounts receivable, inventory and property and equipment. Also on October 11, 2009, we entered into a ten year Product Purchase Agreement (the “PPA”) with Dean Foods to purchase substantially all fluid milk products sold in our supermarkets from Dean Foods. The purchase prices under the PPA are deemed to approximate market pricing. We incurred approximately $3.8 million in fees related to the Dairy Transaction and recognized a gain, net of tax, of approximately $5.6 million. We retained responsibility for all workers’ compensation claims of Dairies’ employees for events occurring through the transaction date. As of October 11, 2009, the Company ceased all dairy manufacturing operations.
As a result of the Dairy Transaction and the continued decline in the current economy, we anticipate that our sales will be lower than in fiscal 2009. Our strategy in the near term is to retain customer counts during these tough economic times by continuing to provide exceptional customer service and provide value to our customers on their purchases from our supermarkets.
Both our second quarter and our year-to-date fiscal 2010 consolidated gross profit margins, as a percentage of sales, were lower than the comparable periods of the previous year. Our marketing area of Southern California continues to be highly competitive and in flux. With the current economic conditions, our marketing area has seen job losses and business closures which will put further pressure on our gross margin as we endeavor to retain our customer base. We anticipate continued competitive pressures from “big box” format competitors including Walmart, Costco and Target, from our traditional grocery format competitors Vons, Albertsons and Ralphs and from independent supermarket operators.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

	Thirteen Weeks Ended		Change
	Mar. 29,	Mar. 28,	2010 to 2009
($ in thousands)	2009	2010	Dollar	%

Sales	$930,996	$885,537	$(45,459)	(4.88)%

Gross Profit	$255,826	$236,445	$(19,381)	(7.58)%
as a % of sales	27.48%	26.70%

	Twenty-Six Weeks Ended		Change
	Mar. 29,	Mar. 28,	2010 to 2009
($ in thousands)	2009	2010	Dollar	%

Sales	$1,890,249	$1,809,401	$(80,848)	(4.28)%

Gross Profit	$502,688	$474,595	$(28,093)	(5.59)%
as a % of sales	26.59%	26.23%
Sales
Overall our sales were down $45.5 million and $80.8 million for the thirteen and twenty-six week periods of fiscal 2010, respectively. The Dairy Transaction accounted for a decline in sales of $24.5 million and $49.6 million in the thirteen and twenty-six weeks of fiscal 2010, respectively. Sales in our supermarkets for the thirteen and the twenty-six weeks ended March 28, 2010 compared to the comparable periods of fiscal 2009 were down 2.31% and 1.70%, respectively. Our like store sales have been adversely affected by the downturn in our local economy and by continued competitive pressures. We anticipate that our like store sales for the remainder of fiscal 2010 will be lower than like store sales in fiscal 2009 as we believe that for the foreseeable future unemployment in our marketing area will continue to be high and competitive pressures will continue.
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
Like store sales for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 decreased $28.3 million or 3.12%. Our recently opened stores have had an impact on our existing store sales. We estimate that they drew approximately $2.3 million of their second quarter 2010 sales from our existing stores.
Since the beginning of the second quarter of fiscal 2009, we opened two stores, one of which was opened during a portion of the second quarter of fiscal 2009. As such, these corresponding sales in fiscal 2010 are not included in like store sales. These recently opened stores had second quarter fiscal 2010 sales of $9.3 million of which $7.3 million is not included in like store sales.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Like Store Sales (contd.)
For the twenty-six week period of fiscal 2010, like store sales decreased $48.6 million or 2.65% from the twenty-six week period of fiscal 2009. Our recently opened stores have had an impact on our existing store sales For the twenty-six weeks of fiscal 2010, we estimate that they drew approximately $6.0 million of their sales from our existing stores.
During fiscal 2009, we opened three stores, two of which were opened during a portion of the twenty-six weeks of fiscal 2009 and the third store was opened later in fiscal 2009. As such, these corresponding sales in fiscal 2010 are not included in like store sales. For the twenty-six weeks of fiscal 2010, these recently opened stores had sales of $28.1 million of which $18.5 million are not included in like store sales. We closed one store in the first quarter of fiscal 2009, which reduced the twenty-six week fiscal 2010 sales by approximately $1.2 million.
Gross Profit
Our gross profit margin in the second quarter of fiscal 2010, as a percentage of sales, was 26.70% a decline of 78 basis points when compared to the second quarter fiscal 2009 gross margin of 27.48%. The decline in our gross margin percentage in the second quarter of fiscal 2010 also caused our twenty-six week gross margin to decline 36 basis points compared to the same period of fiscal 2009. During March of 2009 and continuing through a portion of the third quarter of fiscal 2009, we were able to raise gross margin percentages as competitive pressures eased for a short period of time. At the end of the third quarter of fiscal 2009 and continuing into the twenty-six weeks of fiscal 2010, competitive pressures again intensified. We have taken actions, including the reduction in gross margins, in order to hold onto market share during these tough economic times. With the depressed economic conditions in the nation and in our marketing area, we and our competitors continue to take steps to retain market share, we anticipate our gross margins to be challenged in the foreseeable future.
Operating Expenses and Operating Profit

	Thirteen Weeks Ended		Change
	Mar. 29,	Mar. 28,	2010 to 2009
($ in thousands)	2009	2010	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$206,312	$198,018	$(8,294)	(4.02)%
as a % of sales	22.16%	22.36%

Gain on sale of assets	—	$(1,446)	$(1,446)	—
as a % of sales	—	(0.16)%

Depreciation and amortization	$13,552	$12,788	$(764)	(5.64)%
as a % of sales	1.46%	1.44%

Operating profit	$35,962	$27,085	$(8,877)	(24.68)%
as a % of sales	3.86%	3.06%

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Operating Expenses and Operating Profit (contd.)

	Twenty-Six Weeks Ended		Change
	Mar. 29,	Mar. 28,	2010 to 2009
($ in thousands)	2009	2010	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$417,316	$403,306	$(14,010)	(3.36)%
as a % of sales	22.08%	22.29%

Gain on sale of assets	$—	$(9,396)	$(9,396)	—
as a % of sales	—	(0.52)%

Depreciation and amortization	$26,912	$25,454	$(1,458)	(5.42)%
as a % of sales	1.42%	1.41%

Operating profit	$58,460	$55,231	$(3,229)	(5.52)%
as a % of sales	3.09%	3.05%
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses, as a percentage of sales, in the thirteen week and twenty-six week periods of fiscal 2010 versus the same periods of fiscal 2009 is attributed primarily to an increase in the second quarter of fiscal 2010 of approximately $2.0 million in union insurance under our UFCW contracts. The remaining increase in selling, general and administrative expense, as a percentage of sales, in the second quarter of fiscal 2010 over fiscal 2009 is attributed to cost being compared to lower consolidated sales volumes in the current year versus the prior year.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the second quarters of fiscal 2010 and fiscal 2009 is $340,000 and $308,000, respectively, and $654,000 and $594,000 for the twenty-six weeks ended March 28, 2010 and March 29, 2009, respectively.
Gain on Sale of Dairy Assets
The pre-tax gain on sale of dairy assets in the thirteen week and twenty-six week periods of fiscal 2010 was approximately $1.4 million and $9.4 million, respectively. The Dairy transaction is described in “Note 8 — Assets Sale” to our unaudited consolidated financial statements contained herein.
Depreciation and Amortization
The decrease in depreciation and amortization expense in the second quarter and twenty-six weeks of fiscal 2010 compared to the same periods in fiscal 2009 is due primarily to reduced fixed asset additions in the current year and to the Dairy Transaction. Included in cost of goods sold is depreciation and amortization expense related to warehousing and distribution activities in both fiscal 2010 and fiscal 2009 and also related to dairy production in fiscal 2009 of $2.8 million and $4.3 million in the second quarters of fiscal 2010 and 2009, respectively, and $5.7 million and $8.6 million for the twenty-six weeks of fiscal 2010 and 2009, respectively. The decrease in depreciation and amortization expense included in cost of goods sold is attributed to the Dairy Transaction.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Interest Income
Interest income was $26,000 and $125,000 for the second quarters of fiscal 2010 and 2009, respectively, and $85,000 and $330,000 for the twenty-six week periods of fiscal 2010 and 2009, respectively. Interest income has decreased due to lower market rates. We expect our interest income to continue to be lower in the current fiscal year as market rates continue to be depressed.
Interest Expense
Prior to the effect of capitalized interest, interest expense was $17.4 million for both the second quarter of fiscal 2010 and 2009, and $34.6 million and $34.7 million for the twenty-six week periods for fiscal 2010 and 2009, respectively. We did not capitalize any interest in the second quarter of fiscal 2010 and we capitalized $109,000 of interest in the second quarter of fiscal 2009. Our capitalized interest was $16,000 and $259,000 for the twenty-six week periods of fiscal 2010 and 2009, respectively. The decrease in the amount of capitalized interest in both the second quarter and year-to-date periods is due to our completion of the construction of our Norton distribution center and to no new store construction in the twenty-six weeks of fiscal 2010.
Income Before Income Taxes
Income before income taxes amounted to $9.8 million and $18.7 million for the second quarters of fiscal 2010 and fiscal 2009, respectively, and was $20.8 million and $24.4 million for the twenty-six week periods of fiscal 2010 and fiscal 2009, respectively.
Income Taxes
Income taxes amounted to $3.8 million and $7.6 million in the second quarters of fiscal 2010 and fiscal 2009, respectively, and $8.1 million and $9.8 million in the twenty-six week periods of fiscal 2010 and 2009, respectively. Our effective tax rate was 38.8% and 40.5% for the second quarters of fiscal 2010 and 2009, respectively, and 38.9% and 40.0% for the twenty-six week periods of fiscal 2010 and 2009, respectively. The lower effective tax rate in fiscal 2010 versus fiscal 2009 for both the thirteen and twenty-six week periods is due primarily to our tax credits being applied against lower taxable income in fiscal 2010.
Net Income
Net income amounted to $6.0 million and $11.1 million in the second quarter of fiscal 2010 and fiscal 2009, respectively. Net income for the twenty-six weeks ended March 28, 2010 amounted to $12.7 million compared to $14.7 million for the twenty-six weeks ended March 29, 2009.
LIQUIDITY AND CAPITAL RESOURCES
We historically fund our daily cash flow requirements through funds provided by operations. We have the ability to borrow under our short-term revolving credit facility. Our credit agreement, as amended and restated on May 4, 2010, expires in April 2013 and consists of a revolving loan facility for working capital and letters of credit of $100.0 million. The letter of credit facility is maintained pursuant to our workers’ compensation and general liability self-insurance requirements.
As of March 28, 2010, we had $49.8 million of outstanding letters of credit and we had $50.2 million available under our credit facility.
We had no short-term borrowings outstanding as of March 28, 2010 and we did not incur any short-term borrowings during the twenty-six weeks of fiscal 2010.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth our contractual cash obligations and commercial commitments as of March 28, 2010.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due June 2012
Principal	$525,000	$—	$525,000	$—	$—
Interest	106,640	42,656	63,984	—	—

	631,640	42,656	588,984	—	—
7.75% Senior Note due April 2015
Principal	$285,000	$—	$—	$—	$285,000
Interest	121,482	22,088	44,175	44,175	11,044

	406,482	22,088	44,175	44,175	296,044
Capital lease obligations (1)
Principal	$4,462	$1,444	$2,299	$719	$—
Interest	1,343	651	623	69	—

	5,805	2,095	2,922	788	—

Operating leases (1)	352,416	36,966	64,973	49,953	200,524

Total contractual cash obligations	$1,396,343	$103,805	$701,054	$94,916	$496,568

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (2)	$49,762	$49,762	$—	$—	$—

Total other commercial commitments	$49,762	$49,762	$—	$—	$—

(1)	We lease the majority of our retail stores. We have subleased our old office and distribution warehouses located in Colton, California under an initial 15 year term for an amount equal to our lease payments. For purposes of contractual cash obligations shown here, minimum lease payments on this lease are shown without sub-lease offset. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(2)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between September 2010 and February 2011.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $308.5 million at March 28, 2010 and $274.4 million at September 27, 2009, and our current ratios were 2.09:1 and 1.94:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for the twenty-six week periods ended March 28, 2010 and March 29, 2009 was $15.6 million and $31.0 million, respectfully. Significant sources of cash provided by operating activities was non-cash depreciation and amortization offset by an increase in inventory levels and a decrease in accounts payable.
The Dairy Transaction generated approximately $85.8 million in cash. Other significant uses of cash in the twenty-six week period ended March 28, 2010 included a capital stock redemption of $8.0 million and a dividend payment of $5.0 million.
As of March 28, 2010, after taking into consideration the amendment to our Credit Facility on May 4, 2010, we have the ability and right to pay restricted payments, including dividends, of up to $34.3 million.
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
MARCH 28, 2010
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
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2010. There were no material changes in our internal control over financial reporting during the thirteen and twenty-six week periods ended March 28, 2010.

STATER BROS. HOLDINGS INC.
MARCH 28, 2010
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
Given the wide assortment of products we offer, we compete with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. Our traditional grocery format competitors include Vons, Albertsons and Ralphs. We also face competitive pressures from existing and new “big box” format retailers including Walmart, Costco and Target and from a number of independent supermarket operators. We expect our competitors to continue to apply pricing and other competitive pressures as they expand the number of their stores in our market area and as they continue to take steps to both maintain and grow their customer counts. We believe our everyday low prices, breadth of product offering, which includes approximately 40,000 items offered for sale in our stores, service departments and long-term customer relationships will assist and complement our ability to compete in this increased competitive environment. We monitor competitive activity and regularly review our marketing and business strategies and periodically adjust them to adapt to changes in our trading area.

STATER BROS. HOLDINGS INC.
MARCH 28, 2010
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None
Item 4. (REMOVED AND RESERVED)
Item 5. OTHER INFORMATION
     None
Item 6. EXHIBITS
(a)	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.17	Third Amended and Restated Credit Agreement, dated as of May 4, 2010, by and among Stater Bros. Markets, Stater Bros. Holdings Inc. and Bank of America, N.A., previously filed as an exhibit to the Current Report on Form 8-K dated May 10, 2010.

STATER BROS. HOLDINGS INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2010	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2010	/s/ Phillip J. Smith
Phillip J. Smith
Executive Vice President and Chief Financial Officer (Principal Financial Officer)