Form 10-Q
period 2010-06-27
STATER BROS HOLDINGS INC
filed 2010-08-11
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010

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
As of August 10, 2010, there were issued and outstanding
34,552 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
June 27, 2010

PART I — FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 27,	June. 27,
	2009	2010
		(Unaudited)
Current assets
Cash and cash equivalents	$196,914	$267,830
Restricted cash	3,121	3,121
Receivables, net of allowance of $759 and $747	36,671	35,711
Income tax receivable	4,049	626
Inventories	212,856	222,104
Prepaid expenses	9,330	11,045
Deferred income taxes	20,479	25,941
Assets held for sale	83,617	—
Note receivable, current portion	300	—
Long-term receivable, current portion	—	16,001

Total current assets	567,337	582,379

Property and equipment
Land	97,430	97,430
Buildings and improvements	544,440	557,619
Store fixtures and equipment	428,431	435,424
Property subject to capital leases	9,983	9,983

	1,080,284	1,100,456

Less accumulated depreciation and amortization	408,791	447,320

	671,493	653,136

Deferred income taxes, long-term	36,014	36,742
Deferred debt issuance cost, net	11,276	8,868
Note receivable, less current portion	493	—
Long-term receivable, less current portion	18,867	—
Other assets	9,255	8,828

	75,905	54,438

Total assets	$1,314,735	$1,289,953

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 27,	June 27,
	2009	2010
		(Unaudited)
Current liabilities
Accounts payable	$153,083	$139,026
Accrued payroll and related expenses	53,313	59,574
Other accrued liabilities	79,618	57,792
Liabilities held for sale	5,634	—
Current portion of capital lease obligations	1,336	1,501

Total current liabilities	292,984	257,893

Long-term debt	810,000	810,000
Capital lease obligations, less current portion	3,768	2,620
Long-term portion of self-insurance and other reserves	36,227	39,834
Long-term deferred benefits	77,396	79,106
Other long-term liabilities	30,605	31,085

Total liabilities	1,250,980	1,220,538

Commitment and contingencies

Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 35,152 in 2009, 34,552 in 2010	—	—
Additional paid-in capital	8,939	8,786
Accumulated other comprehensive loss	(16,720)	(16,720)
Retained earnings	71,536	77,349

Total stockholder’s equity	63,755	69,415

Total liabilities and stockholder’s equity	$1,314,735	$1,289,953

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	June 28,	June 27,
	2009	2010
Sales	$928,641	$900,044
Cost of goods sold	674,425	654,387

Gross profit	254,216	245,657

Operating expenses
Selling, general and administrative expenses	203,277	205,564
Depreciation and amortization	13,146	12,619

Total operating expenses	216,423	218,183

Operating profit	37,793	27,474

Interest income	86	27
Interest expense	(16,923)	(16,983)
Other income, net	601	17

Income before income taxes	21,557	10,535

Income taxes	6,415	4,553

Net income	$15,142	$5,982

Earnings per average common share outstanding	$430.76	$173.13

Average common shares outstanding	35,152	34,552

Shares outstanding at end of period	35,152	34,552

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	39 Weeks Ended
	June 28,	June 27,
	2009	2010
Sales	$2,818,890	$2,709,445
Cost of goods sold	2,061,986	1,989,193

Gross profit	756,904	720,252

Operating expenses
Selling, general and administrative expenses	620,593	608,870
Gain on sale of dairy assets	—	(9,396)
Depreciation and amortization	40,058	38,073

Total operating expenses	660,651	637,547

Operating profit	96,253	82,705

Interest income	416	112
Interest expense	(51,371)	(51,546)
Other income, net	707	22

Income before income taxes	46,005	31,293

Income taxes	16,201	12,633

Net income	$29,804	$18,660

Earnings per average common share outstanding	$847.86	$536.84

Average common shares outstanding	35,152	34,759

Shares outstanding at end of period	35,152	34,552

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	39 Weeks Ended
	June 28,	June 27,
	2009	2010
Operating activities:
Net income	$29,804	$18,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,591	46,554
Amortization of debt issuance costs	2,408	2,408
Increase in deferred income taxes	(2,697)	(6,190)
Gain on sale of dairy assets	—	(9,396)
Gain on disposals of assets	(572)	(21)
Changes in operating assets and liabilities:
Decrease in restricted cash	2,500	—
(Increase) decrease in receivables	(5,852)	960
Decrease in income tax receivable	—	3,423
Increase in inventories	(4,253)	(9,248)
Increase in prepaid expenses	(1,113)	(1,715)
(Increase) decrease in assets held for sale	(1,329)	215
(Increase) decrease in other assets	(27)	744
Decrease in accounts payable	(831)	(14,057)
Increase in accrued income taxes	7,724	—
Decrease in other accrued liabilities	(25,859)	(15,565)
Increase (decrease) in liabilities held for sale	(4,999)	1,014
Increase in long-term reserves	12,808	5,797

Net cash provided by operating activities	59,303	23,583

Financing activities:
Principal payments on capital lease obligations	(846)	(983)
Stock redemption	—	(8,000)
Dividend paid	—	(5,000)

Net cash used in financing activities	(846)	(13,983)

Investing activities:
(Increase) decrease in note receivable	(793)	793
Decrease in store construction reimbursements	6,664	—
Long term receivable	—	1,740
Proceeds from sale of dairy assets, net of fees	—	85,833
Purchase of property and equipment	(51,826)	(27,117)
Proceeds from sale of property and equipment	990	67

Net cash provided by (used in) investing activities	(44,965)	61,316

Net increase in cash and cash equivalents	13,492	70,916
Cash and cash equivalents at beginning of period	144,939	196,914

Cash and cash equivalents at end of period	$158,431	$267,830

Interest paid	$65,581	$65,340
Income taxes paid	$11,175	$15,400
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 27, 2010
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended June 27, 2010 are not necessarily indicative of the results that may be expected for the year ending September 26, 2010.
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
Note 3 — Reclassifications
     Certain amounts in assets held for sale and deferred income taxes within the September 27, 2009 consolidated balance sheet and certain captions for operating activities within the June 28, 2009 statement of cash flows have been reclassified to conform to the current period’s financial statement presentation. Substantially all of the assets and certain liabilities of Dairies had been classified as “Held for Sale” prior to their disposal on October 11, 2009 as described in “Note 8 — Asset Sale” in these notes to the unaudited consolidated financial statements.
Note 4 — Subsequent Events
     The Company has evaluated the impact of subsequent events and determined it did not have any material subsequent events that need to be disclosed in the notes to the consolidated financial statements.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 27, 2010
Note 6 — Income Taxes (contd.)
     The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the thirty-nine weeks ended June 27, 2010, there have been no material changes to the amount of uncertain tax positions.
     The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as either interest expense or other operating expenses.
     For federal tax purposes, the Company is subject to a review of its fiscal 2007 through fiscal 2009 tax returns. For state tax purposes, the Company is subject to review of its fiscal 2006 through fiscal 2009 state tax returns. The Company is currently under audit for its fiscal 2006 and 2007 state tax returns by the State of California’s Franchise Tax Board (“FTB”).
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
The following table provides the components of net periodic pension expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 28,	June 27,	June 28,	June 27,
	2009	2010	2009	2010
	(in thousands)		(in thousands)
Expected return on assets	$(800)	$(877)	$(2,401)	$(2,632)
Service cost	574	840	1,721	2,522
Interest cost	964	1,029	2,893	3,086
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of recognized losses	49	358	148	1,076

Net pension expense	$786	$1,349	$2,359	$4,050

Actuarial assumptions used to determine net pension expense were:
Discount rate	7.50%	5.50%	7.50%	5.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%	6.50%
     The Company made approximately $2.5 million of contributions to its noncontributory defined pension plan during the thirty-nine weeks ended June 27, 2010 and the Company expects to contribute an additional $0.7 million during the remainder of fiscal 2010.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 27, 2010
Note 8 — Asset Sale
     On October 11, 2009, the Company sold substantially all of the assets of Dairies to subsidiaries of Dean Foods (“Dean Foods”) for $88.0 million in cash, subject to a working capital adjustment, and assumption of certain liabilities including substantially all of Dairies’ current liabilities, which included accounts payable. In the second quarter of fiscal 2010, the purchase price was adjusted upward by approximately $1.5 million due to an adjustment made for working capital. Dairies’ assets which were sold consisted primarily of accounts receivable, inventory and property and equipment. The Company incurred approximately $3.8 million in transaction and other fees related to the transaction and recognized a gain, net of tax, of approximately $5.6 million. The pre-tax gain from the sale of Dairies’ assets is included in “Gain on sale of dairy assets” within the unaudited consolidated statements of income. Dairies retained responsibility for all workers compensation claims through the date of the transaction. As of June 27, 2010, Dairies has accrued approximately $4.1 million in workers’ compensation liabilities.
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
     The Notes are guaranteed by the Company’s subsidiaries Markets and Development, and the Company’s indirect subsidiaries Super Rx and Dairies (each a “subsidiary guarantor”, and collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and there are no subsidiaries of the Company other than the subsidiary guarantors.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 27, 2010
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
     The Credit Facility requires Markets to meet certain financial tests, including minimum net worth and the maintenance of minimum earnings levels. The Credit Facility contains covenants which, among other things, limit the ability of Markets and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, and (iii) make restricted payments. Markets is allowed under the Credit Facility to make payments to the Company for interest obligations on the Senior Notes, consolidated federal and state income taxes and certain corporate overhead. The Credit Facility also contains covenants that apply to the Company and its subsidiaries, and the Company is a party to the Credit Facility for purposes of these covenants. These covenants, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, make restricted payments, enter into transactions with affiliates, and make certain amendments to the Indentures governing the 8.125% Senior Notes and the 7.75% Senior Notes (“Notes Indentures”).
     The Credit Facility will mature on April 1, 2013.
     As of June 27, 2010, the Company had $49.8 million of outstanding letters of credit and it had $50.2 million available under the Credit Facility and Markets and the Company were in compliance with all restrictive covenants under the Credit Facility. However, there can be no assurance that Markets or the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
     The Company had no short-term borrowings outstanding as of June 27, 2010 and the Company did not incur any short-term borrowings during the thirty-nine weeks ended June 27, 2010.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 27, 2010
Note 11 — Litigation Matters
     Various legal actions and claims are pending against the Company in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on the Company’s consolidated financial position or its results of operations.
     In December 2008, an action was filed by Dennis M. O’Connor, et al. against Santee Dairies, Inc. (now SBM Dairies, Inc.) in the Los Angeles Superior Court. This action seeks damages for time spent by nonexempt hourly paid employees for changing into and out of sanitary uniforms. The court has certified a class in this action which is in the discovery stage and no date has been set for trial. The Company does not believe that any liability under this matter will have a material adverse effect on the Company’s consolidated financial position and results of operations. The Company is and will continue vigorously defending its rights and interests in this matter.
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
     As of June 27, 2010, the Company has the ability and right under the Credit Facility and the Notes’ Indentures to make restricted payments, including dividends, of $37.3 million.
Note 13 — Long-Term Receivable
     During the second quarter of fiscal 2010, Markets entered into the Comprehensive Tri-Party Termination Infrastructure Reimbursement Agreement (the “Termination Agreement”) with the Inland Valley Development Agency (the “IVDA”) and Hillwood/San Bernardino, LLC (“Hillwood”) to terminate commitments with Hillwood under certain obligations and settle outstanding financial issues among the parties arising from several agreements previously entered into with Hillwood and the IVDA in connection with the development of the Company’s Norton distribution center. As part of the Termination Agreement, the amount previously due from the IVDA for tax increment reimbursement related to the construction of the Norton distribution center was negotiated downward from $18.9 million to $17.7 million with the $17.7 million to be paid to Markets no later than December 31, 2010. As such, the $17.7 million receivable was classified as a current asset and the $1.2 million adjustment out of long-term receivable was recorded to “Building and improvements” in the Company’s June 27, 2010 consolidated balance sheet. Under the Termination Agreement, Markets paid approximately $0.7 million to Hillwood as reimbursement for shared improvement costs and any further financial commitments between Markets and Hillwood were terminated. The $0.7 million reimbursement was recorded to “Buildings and improvements” in the Company’s June 27, 2010 consolidated balance sheet.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 27, 2010
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
     Long-Term Receivable, Current Portion
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
     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	June 27, 2010
	(In thousands)
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$267,830	$267,830
Receivables	$36,337	$36,337
Long-term receivable, current portion	$16,001	$16,001
Long-term debt	$810,000	$812,026
Capitalized lease obligations	$4,121	$4,121

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
Both our third quarter and our year-to-date fiscal 2010 consolidated gross profit margins, as a percentage of sales, were lower than the comparable periods of the previous year. Our marketing area of Southern California continues to be highly competitive and in flux. With the current economic conditions, our marketing area has seen job losses and business closures which will put further pressure on our gross margin as we endeavor to retain our customer base. We anticipate continued competitive pressures from “big box” format competitors including Walmart, Costco and Target, from our traditional grocery format competitors Vons, Albertsons and Ralphs and from independent supermarket operators.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Sales and Cost of Sales

	Thirteen Weeks Ended		Change
	June 28,	June 27,	2010 to 2009
($ in thousands)	2009	2010	Dollar	%
Sales	$928,641	$900,044	$(28,597)	(3.08)%

Gross Profit	$254,216	$245,657	$(8,559)	(3.37)%
as a % of sales	27.38%	27.29%

	Thirty-Nine Weeks Ended		Change
	June 28,	June 27,	2010 to 2009
($ in thousands)	2009	2010	Dollar	%
Sales	$2,818,890	$2,709,445	$(109,445)	(3.88)%

Gross Profit	$756,904	$720,252	$(36,652)	(4.84)%
as a % of sales	26.85%	26.58%
Sales
Overall, our sales were down $28.6 million and $109.4 million for the thirteen and thirty-nine week periods of fiscal 2010, respectively.
Third quarter sales were down $28.6 million of which $23.0 million of the decrease was related to the loss sales of Santee Dairy due to the Dairy Transaction asset sale.
For the thirty-nine week period of fiscal 2010, sales were down $109.4 million of which $72.6 million of the decrease was related to the Dairy Transaction asset sale.
Sales in our supermarkets for the thirteen and thirty-nine weeks ended June 27, 2010 compared to the comparable periods of fiscal 2009 were down 0.61% and 1.34%, respectively.
Like Store Sales
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
Like store sales for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 decreased $10.8 million or 1.19%. Our recently opened stores have had an impact on our existing store sales. We estimate that they drew approximately $1.6 million of their third quarter 2010 sales from our existing stores.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Like Store Sales (contd.)
Since the beginning of the third quarter of fiscal 2009, we opened one store. As such, the corresponding sales in fiscal 2010 are not included in like store sales. This recently opened store had third quarter fiscal 2010 sales of $5.2 million, none of which is included in like store sales.
For the thirty-nine week period of fiscal 2010, like store sales decreased $59.4 million or 2.17% from the thirty-nine week period of fiscal 2009. Our recently opened stores have had an impact on our existing store sales. For the thirty-nine weeks of fiscal 2010, we estimate that they drew approximately $7.6 million of their sales from our existing stores.
During fiscal 2009, we opened three stores, one of which was opened during the fourth quarter of fiscal 2009. As such, these corresponding sales in fiscal 2010 are not included in like store sales. For the thirty-nine weeks of fiscal 2010, the recently opened stores had sales of $42.5 million of which $23.7 million are not included in like store sales. We closed one store in the first quarter of fiscal 2009, which reduced the thirty-nine week fiscal 2010 sales by approximately $1.2 million.
Gross Profit
Our gross profit margin in the third quarter of fiscal 2010, as a percentage of sales, was 27.29% a decline of nine basis points when compared to the third quarter fiscal 2009 gross margin of 27.38%. We also had a decline in our gross margin percentage for the thirty-nine week period of fiscal 2010 of 27 basis points compared to the same period of fiscal 2009. Beginning in March of 2009 and continuing through a portion of the third quarter of fiscal 2009, we were able to raise gross margin percentages as competitive pressures eased for a short period of time. At the end of the third quarter of fiscal 2009 and continuing into the thirty-nine weeks of fiscal 2010, competitive pressures again intensified. We have taken actions, including the reduction in gross margins, in order to hold onto market share during these tough economic times. With the depressed economic conditions in the nation and in our marketing area, we and our competitors continue to take steps to retain market share, we anticipate our gross margins to be challenged in the foreseeable future.
Operating Expenses and Operating Profit

	Thirteen Weeks Ended		Change
	June 28,	June 27,	2010 to 2009
($ in thousands)	2009	2010	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$203,277	$205,564	$2,287	1.13%
as a % of sales	21.89%	22.84%

Depreciation and amortization	$13,146	$12,619	$(527)	(4.01)%
as a % of sales	1.42%	1.40%

Operating profit	$37,793	$27,474	$(10,319)	(27.30)%
as a % of sales	4.07%	3.05%

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Operating Expenses and Operating Profit (contd.)

	Thirty-Nine Weeks Ended		Change
	June 28,	June 27,	2010 to 2009
($ in thousands)	2009	2010	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$620,593	$608,870	$(11,723)	(1.89)%
as a % of sales	22.02%	22.47%

Gain on sale of assets	$—	$(9,396)	$(9,396)	—
as a % of sales	—	(0.35)%

Depreciation and amortization	$40,058	$38,073	$(1,985)	(4.96)%
as a % of sales	1.42%	1.41%

Operating profit	$96,253	$82,705	$(13,548)	(14.08)%
as a % of sales	3.41%	3.05%
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses, as a percentage of sales, in the thirteen week period of fiscal 2010 over the same period of fiscal 2009 is primarily attributed to increases in union insurance and workers’ compensation expense. Union insurance cost for the fiscal 2010 thirteen week period increased $5.7 million over the prior year as a result of rate increases under our union contracts. Workers’ compensation expense increased approximately $2.8 million over the prior year thirteen week period. The increase in selling, general and administrative expenses, as a percentage of sales, for the thirty-nine week periods of fiscal 2010 versus the same periods of fiscal 2009 is attributed primarily to an increase of approximately $6.5 million in union insurance under our UFCW contracts and from increases of approximately $3.6 million in workers’ compensation expense. The remaining increase in selling, general and administrative expense, as a percentage of sales, in the third quarter and the thirty-nine week periods of fiscal 2010 over fiscal 2009 is attributed to cost being compared to lower consolidated sales volumes in the current year versus the prior year.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for both the third quarters of fiscal 2010 and fiscal 2009 is $0.3 million and $1.0 million and $0.9 million for the thirty-nine weeks ended June 27, 2010 and June 28, 2009, respectively.
Gain on Sale of Dairy Assets
The pre-tax gain from the Dairy Transaction in the thirty-nine week period of fiscal 2010 was approximately $9.4 million.
Depreciation and Amortization
The decrease in depreciation and amortization expense in the third quarter and thirty-nine weeks of fiscal 2010 compared to the same periods in fiscal 2009 is due primarily to reduced fixed asset additions in the current year and to the Dairy Transaction. Included in cost of goods sold is depreciation and amortization expense related to warehousing and distribution activities in both fiscal 2010 and fiscal 2009 of $2.8 million and $2.9 million in the third quarters of fiscal 2010 and 2009, respectively, and $8.5 million and $11.5 million for the thirty-nine weeks of fiscal 2010 and 2009, respectively. The decrease in depreciation and amortization expense included in cost of goods sold is attributed to the Dairy Transaction.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Interest Income
Interest income was $27,000 and $86,000 for the third quarters of fiscal 2010 and 2009, respectively, and $112,000 and $416,000 for the thirty-nine week periods of fiscal 2010 and 2009, respectively. Interest income has decreased due to lower market rates. We expect our interest income to continue to be lower in the current fiscal year as market rates continue to be depressed.
Interest Expense
Prior to the effect of capitalized interest, interest expense was $17.0 million and $17.1 million for the third quarter of fiscal 2010 and 2009, respectively, and $51.6 million and $51.8 million for the thirty-nine week periods of fiscal 2010 and 2009, respectively. We did not capitalize any interest in the third quarter of fiscal 2010 and we capitalized $117,000 of interest in the third quarter of fiscal 2009. Our capitalized interest was $16,000 and $376,000 for the thirty-nine week periods of fiscal 2010 and 2009, respectively. The decrease in the amount of capitalized interest in both the third quarter and year-to-date periods is due to our completion of the construction of our Norton distribution center and to no new store construction in the thirty-nine weeks of fiscal 2010.
Income Before Income Taxes
Income before income taxes amounted to $10.5 million and $21.6 million for the third quarters of fiscal 2010 and fiscal 2009, respectively, and was $31.3 million and $46.0 million for the thirty-nine week periods of fiscal 2010 and fiscal 2009, respectively.
Income Taxes
Income taxes amounted to $4.6 million and $6.4 million in the third quarters of fiscal 2010 and fiscal 2009, respectively, and $12.6 million and $16.2 million in the thirty-nine week periods of fiscal 2010 and 2009, respectively. Our effective tax rate was 43.2% and 29.8% for the third quarters of fiscal 2010 and 2009, respectively, and 40.4% and 35.2% for the thirty-nine week periods of fiscal 2010 and 2009, respectively. The lower effective tax rate in fiscal 2009 versus fiscal 2010 for both the thirteen and thirty-nine week periods is due primarily to having tax credits associated with the construction of the Norton distribution center in fiscal 2009 that were not present in fiscal 2010 and to favorable provision to return adjustments in fiscal 2009.
Net Income
Net income amounted to $6.0 million and $15.1 million in the third quarter of fiscal 2010 and fiscal 2009, respectively. Net income for the thirty-nine weeks ended June 27, 2010 amounted to $18.7 million compared to $29.8 million for the thirty-nine weeks ended June 28, 2009.
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
As of June 27, 2010, we had $49.8 million of outstanding letters of credit and we had $50.2 million available under our credit facility.
We had no short-term borrowings outstanding as of June 27, 2010 and we did not incur any short-term borrowings during the thirty-nine weeks of fiscal 2010.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth our contractual cash obligations and commercial commitments as of June 27, 2010.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
8.125% Senior Notes due June 2012
Principal	$525,000	$—	$525,000	$—	$—
Interest	85,312	42,656	42,656	—	—

	610,312	42,656	567,656	—	—
7.75% Senior Note due April 2015
Principal	285,000	—	—	285,000	—
Interest	110,438	22,088	44,175	44,175	—

	395,438	22,088	44,175	329,175	—
Capital lease obligations (1)
Principal	4,121	1,501	2,106	514	—
Interest	1,158	593	528	37	—

	5,279	2,094	2,634	551	—

Operating leases (1)	349,946	37,337	66,595	50,779	195,235

Total contractual cash obligations	$1,360,975	$104,175	$681,060	$380,505	$195,235

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby letters of credit (2)	$49,762	$49,762	$—	$—	$—

Total other commercial commitments	$49,762	$49,762	$—	$—	$—

(1)	We lease the majority of our retail stores. We have subleased our old office and dry and refrigerated warehouses located in Colton, California under an initial 15 year term for an amount equal to our lease payments. For purposes of contractual cash obligations shown here, minimum lease payments on this lease are shown without sub-lease offset. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(2)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between September 2010 and February 2011.

STATER BROS. HOLDINGS INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $324.5 million at June 27, 2010 and $274.4 million at September 27, 2009, and our current ratios were 2.26:1 and 1.94:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for the thirty-nine week periods ended June 27, 2010 and June 28, 2009 was $23.6 million and $59.3 million, respectively. Significant sources of cash provided by operating activities was non-cash depreciation and amortization and increases in long-term reserves for self insurance offset by decreases in accounts payable and other accrued liabilities.
The Dairy Transaction generated approximately $85.8 million in cash. Other significant uses of cash in the thirty-nine week period ended June 27, 2010 included capital stock redemption of $8.0 million and a dividend payment of $5.0 million.
As of June 27, 2010, we have the ability and right to pay restricted payments, including dividends, of up to $37.3 million.
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
JUNE 27, 2010
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
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2010. There were no material changes in our internal control over financial reporting during the thirteen and thirty-nine week periods ended June 27, 2010.

STATER BROS. HOLDINGS INC.
JUNE 27, 2010
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Various legal actions and claims are pending against us in the ordinary course of business. In the opinion of management and its general legal counsel, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on our consolidated financial position or our results of operations.
In December 2008, an action was filed by Dennis M. O’Connor, et al. against Santee Dairies, Inc. (now SBM Dairies, Inc.) in the Los Angeles Superior Court. This action seeks damages for time spent by nonexempt hourly paid employees for changing into and out of sanitary uniforms. The court has certified a class in this action which is in the discovery stage and no date has been set for trial. We do not believe that any liability under this matter will have a material adverse effect on our consolidated financial position and results of operations. We are and will continue vigorously defending our rights and interests in this matter.
For a further description of legal proceedings, please refer to the footnote entitled “Litigation Matters” contained in the Notes to Consolidated Financial Statements section of our Form 10-K for the fiscal year ended September 27, 2009.
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
JUNE 27, 2010
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

Date: August 10, 2010	/s/ Jack H. Brown Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2010	/s/ Phillip J. Smith Phillip J. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer) (Principal Accounting Officer)