Form 10-K
period 2010-09-26
STATER BROS HOLDINGS INC
filed 2010-12-16
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 26, 2010
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
Number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of December 15, 2010—Class A Common Stock — 34,552 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None

STATER BROS. HOLDINGS INC.
FORM 10-K

PART I

Item 1.	Business
General
Stater Bros. Holdings Inc. (“Holdings” or the “Company”) through its wholly-owned subsidiary, Stater Bros. Markets (“Markets”), operates a supermarket chain of 167 stores located throughout Southern California. We provide our customers with high quality grocery, health and general merchandise products at every day low prices while providing the highest level of customer service. All of our stores have expanded selection of produce and full-service meat departments, 155 have service deli departments, 88 have bakery departments, 84 have full-service seafood departments and 27 have pharmacies. We believe our service departments, along with our high level of customer service, creates a shopping experience that maintains customer loyalty and distinguishes us from other supermarket chains. The legal entity for our in-store pharmacies is Super Rx, Inc. (“Super Rx”), a wholly-owned subsidiary of Markets. Stater Bros. Development, Inc. (“Development”) a wholly-owned subsidiary of the Company is general contractor for all of our new store construction and store remodels. Prior to October 11, 2009, most of the milk products offered in our stores were manufactured by SBM Dairies, Inc. (“Dairies”), a wholly-owned subsidiary of Markets. Dairies operated under the name Heartland Farms. In addition to providing Markets with its milk products, Dairies sold milk and juice products to a variety of third party companies and organizations. On October 11, 2009, we sold substantially all of the assets of Dairies to subsidiaries of Dean Foods, Inc. (“Dean Foods”) (the “Dairy Transaction”) and entered into a ten year product purchase agreement (the “PPA”) to purchase substantially all of our milk products from Dean Foods and we discontinued all dairy manufacturing operations as of that date and we have changed the legal name of Dairies from Santee Dairies, Inc. to SBM Dairies, Inc.
Holdings was incorporated in Delaware in 1989 and has, through Markets and its predecessor companies, operated supermarkets in Southern California since 1936 when the first Stater Bros. Market opened in Yucaipa, California. The total square footage of our supermarkets is approximately 5.8 million square feet including approximately 4.1 million square feet of selling area. We have constructed most of our supermarkets through Development and it acts as general contractor for all new store construction and store remodels. We have grown our business through construction of new stores and through a strategic acquisition.
We utilize a centralized Distribution Center that provides our supermarkets with approximately 78% of the volume of the merchandise we offer for sale. Our Distribution Center, located on the former Norton Air Force base in San Bernardino, California (“Norton”) encompasses approximately 2.4 million square feet and includes our corporate offices.
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
We operated 167 supermarkets at both September 26, 2010 and September 27, 2009 and 165 supermarkets at September 28, 2008.
Our supermarkets had approximately 5.8 million total square feet at September 26, 2010 and September 27, 2009 and approximately 5.6 million total square feet at September 28, 2008.
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
We monitor sales and profitability of our operations on a store-by-store basis and remodel or replace stores in light of their performance and our assessment of their future potential. Approximately 53% of our supermarkets have been either newly constructed or remodeled within the last five years. The capital expenditure for a minor remodel ranges between $250,000 and $1,000,000 and typically includes new fixtures and may include a change in decor. The capital expenditure for a major remodel exceeds $1,000,000 and typically involves more extensive refurbishment of the store’s interior and may include the addition of one or more specialty service departments such as a service deli, bakery or full-service seafood. Expansions entail enlargement of the store building and typically include breaking through an exterior wall. The primary objective of a remodel or expansion is to improve the attractiveness of the supermarket, increase sales of higher margin product categories and, where feasible, to increase selling area.

Item 1.	Business (contd.)
Store Expansion and Remodeling (contd.)
The following table sets forth certain statistical information with respect to our supermarket openings, closings and remodels for the periods indicated.

	Fiscal Years Ended
	Sept. 24,	Sept. 30,	Sept. 28,	Sept. 27,	Sept. 26,
	2006	2007	2008	2009	2010
Number of supermarkets:
Opened	3	3	1	3	—
Closed	(2)	(1)	—	(1)	—
Total at end of year	162	164	165	167	167
Minor remodel	34	6	3	3	2
Major remodel	14	12	10	9	4
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
Corporate Offices and Distribution Center
Our corporate office and Distribution Center encompass approximately 2.4 million square feet. Based on sales volume, approximately 78% of the products offered for sale in our supermarkets are received through our Distribution Center.
On average, our stores are located 41 miles from our Distribution Center. Most of our supermarkets can be reached without using the most congested portions of the Southern California freeway system.
Our transportation fleet consists of modern well-maintained vehicles. As of September 26, 2010, we operated approximately 124 tractors, 27 of which we owned and 97 we leased. We operated 494 trailers all of which we owned.

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
Store Management. Each of our supermarkets is managed by a store manager and an assistant manager, each of whom receives a base salary and may receive a bonus based on their individual supermarket’s overall performance and on meeting other established criteria. The store manager and assistant manager are supported by department and other store management who have the training and skills necessary to provide proper customer service, operate the store and manage personnel in each department. Each of our stores has individual department managers for grocery, meat, produce, and where applicable, bakery, service deli and full-service seafood. Departmental managers are hourly employees and may receive an annual bonus based on meeting established criteria. Store managers report to one of eight district managers, each of whom is responsible for an average of 21 supermarkets. District managers report to one of three Regional Vice Presidents.
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
Employees
We have approximately 16,300 employees. Of which approximately 800 are management and administrative employees and 15,500 are hourly union employees. Substantially all of our hourly employees are members of either the United Food and Commercial Workers (“UFCW”) or International Brotherhood of Teamsters (“Teamsters”) labor unions and are represented by several different collective bargaining agreements.
The UFCW’s collective bargaining agreements were renewed in March 2007 and expire in March 2011. Markets’ Teamsters’ collective bargaining agreement was renewed in October 2010 and expires in September 2015.
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
Given the wide assortment of products we offer, we compete with various types of retailers, including local, regional and national supermarket chains, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. Our primary traditional grocery format competitors include Vons a division of Safeway, Albertsons a division of SuperValu, Ralphs a division of Kroger, and a number of independent supermarket operators. We, and our traditional format grocery competitors, also face competitive pressures from “big box” format retailers including Walmart, Target, Costco and Winco.
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
Financial Information about Segments
We have two operating segments: Markets and Super Rx. Markets and Super Rx provide retail grocery, general merchandise and pharmaceutical products to customers through our supermarkets. As Markets and Super Rx have similar customers, regulatory requirements and delivery methods to customers, we aggregate Markets and Super Rx into a single reportable segment and as such we do not provide separate segment reporting.
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
Environmental
We incurred approximately $211,000 in environmental remediation costs over the past three years. Remediation costs were approximately $96,000 in fiscal 2008, $61,000 in fiscal 2009 and $54,000 in fiscal 2010. We believe that any such future remediation costs will not have a material adverse effect on our financial condition or our results of operations.

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
Our principal competitors include traditional grocery format operators; “big box” format retailers, including Walmart, Target, Costco and Winco and regional markets which compete with us on the basis of location, quality of products, service, price, product variety and store condition. Our competitors maintain market share through high levels of promotional activities and discount pricing, which creates a difficult environment in which to consistently increase year-over-year sales gains. We expect our competitors to continue to apply pricing and other competitive pressures as they expand the number of their stores in our market area and as they continue to take steps to both maintain and grow their customer counts.
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
We own our corporate offices and Distribution Center located at Norton. The following schedule presents the square footage by major classification within our corporate offices and Distribution Center as of September 26, 2010.

Square
Classification	Feet
Grocery	1,078,000
Refrigerated	664,000
Distribution support	418,000
Bread	46,000
Administrative offices	176,000

Total	2,382,000

As of September 26, 2010, we owned 48 of our supermarkets and leased the remaining 119 supermarkets. We believe our supermarkets are well maintained and adequately meet the expectations of our customers. We operate 167 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. The following schedule reflects our store count by size and county, and the number of stores that were either leased or owned by us as of September 26, 2010.

				Total Square Feet
	No. of Stores			Under	25,000-	30,000-	35,000-	Over
County	Total	Owned	Leased	25,000	29,999	34,999	40,000	40,000
San Bernardino	52	13	39	5	16	5	14	12
Riverside	47	11	36	9	13	3	5	17
Orange	30	11	19	4	13	1	4	8
Los Angeles	25	8	17	3	7	1	3	11
San Diego	11	5	6	—	1	—	2	8
Kern	2	—	2	—	—	1	1	—

Total	167	48	119	21	50	11	29	56

The total square footage of our supermarkets is approximately 5.8 million square feet, of which approximately 4.1 million square feet is selling area.

Item 3.	Legal Proceedings
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
In December 2008, an action by Dennis M. O’Connor, et al. was filed in the Los Angeles Superior Court against Santee Dairies, Inc., dba Heartland Farms (now SBM Dairies, Inc.) seeking individual and potential class action monetary damages for time spent by non-exempt hourly paid employees for changing into and out of sanitary uniforms. On September 23, 2010, following mediation the case was settled. Under the settlement agreement, the settlement amount will be paid pursuant to procedures for filing and approval of claims for members of the certified class with a portion of any unclaimed amounts returned to SBM Dairies, Inc. The full settlement amount has been recorded in our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders
     None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     (a) Market Information
          There is no established public trading market for Holdings’ common equity.
     (b) Holders

	Authorized	Outstanding
Common Stock	100,000	0
Class A Common Stock	100,000	34,552
          La Cadena holds 34,552 shares, or 100% of Holdings’ outstanding Class A Common Stock.
     (c) Dividends
          As of September 26, 2010, we had the ability and right to pay restricted payments, including dividends, of up to $38.0 million.
          Dividends of $5.0 million were paid in each of the fiscal years of 2010 and 2008.

Item 6.	Selected Financial Data
The following table sets forth historical financial data derived from the audited consolidated financial statements of Holdings as of and for the fiscal years ended September 24, 2006, September 30, 2007, September 28, 2008, September 27, 2009 and September 26, 2010. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Audited Consolidated Financial Statements and related notes thereto contained elsewhere herein. The information included in “Other Operating and Financial Data” and “Store Data” is unaudited.

	Fiscal Year Ended
	Sept. 24, (5)	Sept. 30, (5)	Sept. 28, (5)	Sept. 27, (5)	Sept. 26, (5)
	2006	2007	2008	2009	2010
	(In thousands, except per share amounts)

Statement of Earnings Data:
Sales	$3,508,794	$3,674,427	$3,741,254	$3,766,040	$3,606,839
Cost of goods sold	2,578,435	2,674,563	2,743,074	2,764,004	2,636,891

Gross profit	930,359	999,864	998,180	1,002,036	969,948
Selling, general and administrative expenses	790,756	818,863	829,697	827,192	819,698
Gain on sale of dairy assets	—	—	—	—	(9,396)
Depreciation and amortization	46,642	48,715	52,987	53,536	50,822

Total operating expenses	837,398	867,578	882,684	880,728	861,124

Operating profit	92,961	132,286	115,496	121,308	108,824

Interest and other income	8,288	13,927	8,598	1,194	863
Interest expense	(57,238)	(59,586)	(57,464)	(68,252)	(68,516)
Interest expense related to purchase of debt	—	(3,953)	—	—	—

Income before income taxes	44,011	82,674	66,630	54,250	41,171
Income taxes	17,945	33,279	26,000	19,481	16,587

Net income	$26,066	$49,395	$40,630	$34,769	$24,584

Earnings per average common shares outstanding	$697.21	$1,356.19	$1,136.03	$989.10	$708.33

Item 6.	Selected Financial Data (contd.)

	Fiscal Year Ended
	Sept. 24,(5)	Sept. 30,(5)	Sept. 28,(5)	Sept. 27,(5)	Sept. 26,(5)
	2006	2007	2008	2009	2010
	(In thousands, except per share amounts)

Balance Sheet Data (end of fiscal year):(1)
Working capital	$303,397	$304,407	$234,032	$274,353	$206,123
Total assets	1,057,585	1,269,825	1,276,227	1,314,735	1,322,787
Long-term debt	700,000	810,000	810,000	810,000	677,750
Long-term capitalized lease obligations	7,245	6,252	5,104	3,768	2,206
Other long-term liabilities	80,084	113,005	113,100	144,228	152,272
Common stockholder’s equity (deficit)	(11,079)	9,279	40,506	63,755	73,133
Dividends paid per share, Class A common stock	$135.52	$139.78	$142.24	$—	$144.71

Cash Flow Data:(1)
Cash provided by operating activities	90,656	171,507	57,466	122,410	87,101
Cash provided by (used in) financing activities	(24,598)	81,901	(14,230)	(1,149)	(14,336)
Cash provided by (used in) investing activities	(127,508)	(174,740)	(175,837)	(63,498)	55,326

Other Operating and Financial Data:
Sales increases (decreases):
Total sales	4.0%	4.7%	1.8%	0.7%	(4.2)%
Like stores sales (comparable 52-weeks)(2)	1.5%	1.7%	2.5%	0.0%	(2.4)%
Operating profit	$92,961	$132,286	$115,496	$121,308	$108,824
Fixed charge coverage ratio(3)	2.74	3.02	2.96	2.95	2.63
Gross profit as a percentage of sales	26.52%	27.21%	26.68%	26.61%	26.89%
Selling, general and administrative expenses as a percentage of sales	22.54%	22.29%	22.18%	21.96%	22.72%

Store Data:(4)
Number of stores (at end of fiscal year)	162	164	165	167	167
Average sales per store (000’s)	$20,937	$21,860	$21,961	$21,945	$21,375
Average store size:
Total square feet	33,778	34,028	34,178	34,405	34,497
Selling square feet	24,028	24,165	24,237	24,340	24,386
Total square feet (at end of fiscal year) (000’s)	5,491	5,599	5,644	5,761	5,761
Total selling square feet (at end of fiscal year) (000’s)	3,904	3,972	4,001	4,072	4,072
Sales per average square foot	$620	$642	$643	$638	$620
Sales per average selling square foot	$871	$905	$906	$902	$877

(1)	Certain balance sheet and corresponding cash flow line items for prior periods have been reclassified to conform with current presentation related to the Dairy Transaction and the presentation of such assets and liabilities as held for sale.
(footnotes continued on following page)

Item 6.	Selected Financial Data (contd.)
(2)	We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year, we only use the current year’s weekly sales that correspond to the weeks the stores were open in the previous year. For replacement store sales, we include sales for the entire year in the like store sales calculation. For stores that were closed during the year, we only include prior year sales that correspond to the week the stores were opened in the current year.
(3)	Fixed charge coverage ratio is calculated based on definitions from the indentures to our Senior Notes. Exhibit 12.1 included in this Form 10-K shows the calculation of the fixed charge coverage ratio.
(4)	Average sales per store, sales per total square feet and sales per selling square feet are calculated by prorating the number of stores, total square feet and selling square feet by the period of time the store was opened, for new stores, or the period of time the expanded square footage was in service, for expanded stores.
(5)	Fiscal years 2006, 2008, 2009 and 2010 were 52-week years while fiscal 2007 was a 53-week year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Self-Insurance Reserves
We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. The estimates used by us are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 6.25% for fiscal 2008, 5.50% for fiscal 2009 and 5.00% for fiscal 2010. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. For fiscal 2010, if a rate of 4.00% was used to discount the reserves, the reserves for self insurance would have been $1.8 million higher than the reserves calculated at a 5.00% discount rate. If a rate of 6.00% was used in fiscal 2010 to discount the reserves, the reserves for self insurance would have been $1.7 million lower than the reserves calculated at a 5.00% discount rate.
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
Critical Accounting Policies (contd.)
Employee Benefit Plans (contd.)
For fiscal 2010, the discount rate used to calculate the net periodic pension cost was 5.00%. If the rate used to discount the net periodic pension cost was 4.00%, net periodic pension cost would have been $1.0 million higher than the cost calculated at a 5.00% discount rate. If the rate used to calculate the net periodic pension cost was 6.00%, net periodic pension cost would have been $0.8 million lower than the cost calculated at the 5.00% discount rate.
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
Executive Overview
On October 11, 2009, we sold substantially all of the assets of Dairies to subsidiaries of Dean Foods for $88.0 million in cash and assumption of certain liabilities including substantially all of Dairies’ current liabilities, which included accounts payable. In the second quarter of fiscal 2010, the purchase price was adjusted upwards by approximately $1.5 million due to an adjustment for working capital. Dairies’ assets which were sold consisted primarily of accounts receivable, inventory and property and equipment. Also on October 11, 2009, we entered into the PPA with Dean Foods to purchase substantially all fluid milk products sold in our supermarkets from Dean Foods. The purchase prices under the PPA are deemed to approximate market pricing. We incurred approximately $3.8 million in fees related to the Dairy Transaction and recognized a gain, net of tax, of approximately $5.6 million. We retained responsibility for all workers’ compensation claims of Dairies’ employees for events occurring through the transaction date. As of October 11, 2009, the Company ceased all dairy manufacturing operations.
As a result of the Dairy Transaction and the continued decline in the current economy, our net sales were lower in fiscal 2010 than in fiscal 2009. Our strategy in the near term is to retain customer counts during these tough economic times by continuing to provide exceptional customer service and provide value to our customers on their purchases from our supermarkets.
Our marketing area of Southern California continues to be highly competitive and in flux. With the current economic conditions, our marketing area has seen job losses and business closures which will put further pressure on our gross margin as we endeavor to retain our customer base. For the foreseeable future, we anticipate continued competitive pressures from “big box” format competitors including Walmart, Costco, Target and Winco and from our traditional grocery format competitors Vons, Albertsons and Ralphs and from independent supermarket operators.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Results of Operations
Sales and Gross Profit (in thousands)

				Change
	Fiscal Year Ended			2009 to		2010 to
	Sept. 28,	Sept. 27,	Sept. 26,	2008		2009
	2008	2009	2010	Dollar	%	Dollar	%

Sales	$3,741,254	$3,766,040	$3,606,839	$24,786	0.66%	$(159,201)	(4.23)%

Gross Profit	$998,180	$1,002,036	$969,948	$3,856	0.39%	$(32,088)	(3.20)%
as a % of sales	26.68%	26.61%	26.89%
Sales
Overall, our sales were down $159.2 million in fiscal 2010 versus fiscal 2009. $93.2 million of the decrease in our sales was due to the lost sales from Dairies as a result of the Dairy Transaction. Sales in our supermarkets decreased $66.0 million primarily due to the continued downturn in the economy in our primary marketing areas.
The increase in fiscal 2009 sales over fiscal 2008 is primarily the result of opening new stores in fiscal 2008 and fiscal 2009.
Like Store Sales
Our like store sales have been adversely affected by the downturn in our local economy and by continued competitive pressures. For the foreseeable future, we anticipate that our like store sales will continue to be challenged as we believe that unemployment in our marketing area will continue to be high and competitive pressures will continue.
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
Like store sales decreased $89.9 million or 2.45% in fiscal 2010 compared to fiscal 2009. Newly opened stores that were not opened for the full year of fiscal 2009 added $25.0 million to our sales in fiscal 2010. We closed a store in fiscal 2009 which reduced fiscal 2010 sales by approximately $1.2 million.
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
Results of Operations (contd.)
Gross Profit
The increase in our gross profit margin in fiscal 2010 over fiscal 2009 is primarily due to our suspension in November 2009 of a special produce discounting program which we started in June 2009 and continued until November 2009. Also, during the fourth quarter of fiscal 2010, we consciously focused our promotion dollars to specific product categories.
The decrease in gross margin in fiscal 2009 compared to fiscal 2008 is the result of increased competitive pricing pressures in our marketing area and the result of our efforts, in the current economic environment, to keep prices low in order to retain customers.
Operating Expenses and Income (in thousands)

	Fiscal Year Ended			Change
	Sept. 28,	Sept. 27,	Sept. 26,	2009 to		2010 to
	2008	2009	2010	2008		2009
				Dollar	%	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$829,697	$827,192	$819,698	$(2,505)	(0.30)%	$(7,494)	(0.91)%
as a % of sales	22.17%	21.97%	22.73%

Gain on sale of assets	—	—	$(9,396)	—	—	$(9,396)	—
as a % of sales	—	—	(0.26)%

Depreciation and amortization	$52,987	$53,536	$50,822	$549	1.04%	$(2,714)	(5.07)%
as a % of sales	1.42%	1.42%	1.41%

Operating profit	$115,496	$121,308	$108,824	$5,812	5.03%	$(12,484)	(10.29)%
as a % of sales	3.09%	3.22%	3.02%
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses, as a percentage of sales, is attributed primarily to increases, as a percentage of sales, in payroll related costs and to a settlement of an employment related lawsuit for Dairies. Payroll related expenses, as a percentage of sales, increased 0.72% and was primarily comprised of increases of 0.39%, as a percentage of sales, in union insurance benefits and an increase in workers compensation expense, as a percentage of sales, of 0.14% of sales. Union insurance increased approximately $11.6 million over fiscal 2009 primarily as a result of higher insurance rates under our UFCW contracts. Workers’ compensation expense increased approximately $4.2 million over fiscal 2009 due to increases in our self insurance reserves. In fiscal 2010, we settled a lawsuit related to a class action employment claim. See “Item 3 — Legal Proceedings” for further discussion of the claim.
The decrease in selling, general and administrative expenses, as a percentage of sales, in fiscal 2009 versus fiscal 2008 is attributed to several factors. We reduced, as a percentage of sales, professional and legal expenses by 0.10% primarily from the reduction in information technology consultants and reduction in the amount of work needed for financial reporting compliance. We reduced the cost and amount of our print advertising which reduced our advertising expense, as a percentage of sales, by 0.05%. In fiscal 2008, we incurred costs associated with the relocation of our distribution operations to our Distribution Center at Norton that were not present in fiscal 2009 and represented a savings compared to fiscal 2008 of 0.07%, as a percentage of sales.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses was $1.2 million in each of the fiscal years 2010, 2009 and 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Results of Operations (contd.)
Gain on Sale of Assets
The pretax gain from the Dairy Transaction was approximately $9.4 million.
Depreciation and Amortization
Depreciation expense was $50.8 million, $53.5 million and $53.0 million in fiscal 2010, 2009 and 2008, respectively. The reduction in depreciation in fiscal 2010 is primarily due to the Dairy Transaction. Included in cost of goods sold is depreciation expense related to our warehousing and distribution activities of $11.3 million, $14.6 million and $14.0 million in fiscal years 2010, 2009 and 2008, respectively. Our fiscal 2009 and 2008 cost of goods sold included depreciation from our dairy operations.
Interest Income
Interest income was $0.4 million, $0.5 million and $5.7 million in fiscal years 2010, 2009 and 2008, respectively. Interest income has decreased year-over-year as the interest rate realized on our short-term investments has decreased.
Interest Expense
Interest expense amounted to $68.5 million, $68.3 million and $57.5 million for the 2010, 2009 and 2008 fiscal years, respectively. Interest capitalized during construction projects, which reduces interest expense, was $0.5 million and $11.3 million in fiscal years 2009 and 2008, respectively. We had no capitalized interest in fiscal 2010 as we didn’t have any new store construction. The change in capitalized interest in fiscal 2009 over fiscal 2008 is primarily attributed to the timing of construction of our corporate offices and Distribution Center.
Income Before Income Taxes
Income before income taxes amounted to $41.2 million, $54.3 million and $66.6 million in fiscal 2010, 2009 and 2008, respectively.
Income Taxes
Income taxes amounted to $16.6 million, $19.5 million and $26.0 million in fiscal 2010, 2009 and 2008, respectively. Our effective tax rate was 40.3%, 35.9% and 39.0% for fiscal years 2010, 2009 and 2008, respectively. The reduced effective tax rate in fiscal 2009 compared to fiscal 2010 and fiscal 2008 was due primarily to a previously unrecognized tax benefit associated with Dairies being able to be taken in fiscal 2009 that was not present in fiscal 2010 and 2008.
Net Income
Net income for fiscal 2010 amounted to $24.6 million, compared to $34.8 million in fiscal 2009 and $40.6 million in fiscal 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Liquidity and Capital Resources
We historically fund our daily cash flow requirements through funds provided by operations. We have the ability to borrow under our short-term revolving credit facility which consists of a revolving loan facility for working capital and letters of credit of $100 million. The letter of credit facility is maintained pursuant to our workers’ compensation and general liability self-insurance requirements.
As of September 26, 2010, we had $49.8 million of outstanding letters of credit and we had $50.2 million available under our credit facility.
We had no short-term borrowings outstanding as of September 26, 2010 and we did not incur any short-term borrowings during fiscal 2010.
Working capital amounted to $206.1 million at September 26, 2010 and $274.4 million at September 27, 2009. Our current ratios were 1.49:1 and 1.94:1 at September 26, 2010 and September 27, 2009, respectively. Our working capital and current ratio were affected in fiscal year 2010 by our decision to early extinguish our $525.0 million Senior Notes due 2012. $132.3 million of our previously classified long-term debt has been classified as current on our September 26, 2010 consolidated balance sheet. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for fiscal 2010 was $87.1 million compared to $122.4 million for fiscal 2009 and $57.5 million for fiscal 2008. Significant sources of cash from operating activities in fiscal 2010 included our net income adjustment for non-cash depreciation and amortization and an increase in accrued liabilities offset in part by a decrease in accounts payable. We received approximately $85.8 million, after fees, from the Dairy Transaction. During fiscal 2010, we expended $33.8 million in capital expenditures.
Significant sources of cash from operating activities in fiscal 2009, included our net income adjustment for non-cash depreciation and amortization, increases in our pension liability and decreases in inventory levels. In fiscal 2009, we recognized $11.5 million, net of tax of $7.9 million, in other comprehensive loss from actual losses in our pension and medical plan benefits. Our inventory levels decreased in fiscal 2009 due to the timing of inventory purchases. During fiscal 2009, we expended $77.0 million in capital expenditures.
We believe that capital expenditures for fiscal 2011 will be approximately $52.3 million and we expect to finance the expenditures from cash on-hand and from cash from operating activities. The following table sets forth the major components of expected fiscal 2011 capital expenditures.

Expected Capital Expenditures Fiscal 2011
(In thousands)
New store construction	$15,458
Store remodels	13,872
MIS equipment and software	8,573
Store equipment	11,984
Distribution equipment	1,776
Transportation equipment	621

$52,284

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
Existing Credit Facility
On May 4, 2010, the Company and Markets entered into the Third Amended and Restated Credit Agreement with Bank of America, N.A. (“Bank of America”), as sole and exclusive administrative agent and sole initial lender, consisting of a three-year unsecured revolving credit facility in a principal amount of up to $100 million (the “Credit Facility”), which replaced the Company’s previous credit facility.
The Credit Facility is guaranteed by all of the Company’s existing and future material subsidiaries, including Development and the Company’s indirect subsidiary Super Rx. Subject to certain restrictions, the entire amount of the Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and may be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores and workers’ compensation insurance obligations. The availability of the loans and letters of credit is subject to certain borrowing restrictions.
Loans under the Credit Facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the rate of interest publicly announced by Bank of America as its “prime rate”), plus 1.00%, or (ii) the “Eurodollar Rate” (defined as the British Bankers Association LIBOR Rate for deposits in dollars, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 1.75%. For Eurodollar Rate Loans, the Eurodollar Rate will apply for periods, as selected by the Company, of one, two, three or six months (but in any event not later than the maturity date of the Credit Facility).
The Credit Facility requires the Company to meet certain financial tests, including minimum net worth and the maintenance of minimum earnings levels. The Credit Facility contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, and (iii) make restricted payments. Markets is not limited in its ability to transfer assets in the form of loans, advances or cash dividends to the Company. The Credit Facility also contains covenants that apply to the Company and its subsidiaries, and the Company is a party to the Credit Facility for purposes of these covenants. These covenants, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, make restricted payments, enter into transactions with affiliates, and make certain amendments to the Indentures governing the 8.125% Senior Notes and the 7.75% Senior Notes (“Notes Indentures”).
As of September 26, 2010, the Company was in compliance with all restrictive covenants under the Credit Facility. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
New Credit Facility
On November 29, 2010, we entered into a new $245 million senior secured credit facility (the “New Credit Facility”) with Bank of America, N.A., as administrative agent and a lender. The New Credit Facility consists of a four-year $145 million term loan (the “Term Loan”) and a $100 million revolving credit facility (the “New Revolving Credit Facility”). The New Credit Facility replaced our existing $100 million credit facility as of November 29, 2010. The New Credit Facility is secured by substantially all of the Company’s personal property excluding certain intangible assets consisting of trademarks and shares of capital stock. The New Credit Facility is guaranteed by the Company, Development, Super Rx and Dairies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
New Credit Facility (contd.)
The Term Loan bears interest at Eurodollar Rate plus 2.50% or the Base rate plus 1.50% (as defined in the New Credit Facility) and the interest is payable quarterly in arrears and includes mandatory quarterly principal payments of 5.0% in each of the first two years of the agreement and 10.0% in years three and four of the agreement. The Term Loan also includes additional mandatory principal payments on the Term Loan based on a percentage of “excess cash flow” as defined in the New Credit Facility”. The Term Loan is due November 29, 2014 with any remaining outstanding principal amounts under the Term Loan due as of that date. The security held under the New Credit Facility is held until the Term Loan is paid in full. We incurred $2.1 million of debt issuance cost related to the Term Loan which will be amortized over the term of the Term Loan.
Subject to certain restrictions, the entire amount of the New Revolving Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the New Revolving Credit Facility are secured and will be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the letter of credit facility are expected to be used for workers’ compensation insurance obligations and may be used for new store construction and certain other corporate purposes. The availability of the loans and letters of credit is subject to certain borrowing restrictions.
Loans under the New Revolving Credit Facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the Bank of America “prime rate”), plus 1.50%, or (ii) the “Eurodollar Rate” (defined as the British Bankers Association LIBOR Rate adjusted for the maximum reserve requirement for Eurocurrency funding), plus 2.50%. For Eurodollar Rate loans, we will be entitled to select interest periods of one, two, three, six, nine or twelve months, subject to availability.
The loans under the New Revolving Credit Facility may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the Eurodollar rate. We may reduce the commitments under the New Revolving Credit Facility. We will be required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. Outstanding letters of credit under the New Revolving Credit Facility are subject to a fee of 1.25% per annum on the face amount of such letters of credit, payable quarterly in arrears. We will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letters of credit issued under the letter of credit facility.
The New Revolving Credit Facility requires us to meet minimum shareholder’s equity and EBITDA tests. The New Revolving Credit Facility contains covenants which, among other things, limit our ability to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, (iii) make restricted payments, (iv) enter into transactions with affiliates and (v) make amendments to the Indenture governing our Senior Notes. Markets and our other subsidiaries are not limited in their ability to transfer assets in the form of loans, advances or cash dividends to us.
The New Revolving Credit Facility contains customary events of default, including payment defaults; material inaccuracies in representations and warranties; covenant defaults; cross-defaults to certain other indebtedness; certain bankruptcy events; certain ERISA events; judgment defaults; invalidity of any guaranty; and change of control.
Our $49.8 million of outstanding letters of credit continue to be issued and outstanding under the New Revolving Credit Facility.
The New Revolving Credit Facility will cease to be available and will be payable in full on November 29, 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
Labor Relations
The UFCW’s collective bargaining agreements were renewed in March 2007 and expire in March 2011. The Teamsters’ collective bargaining agreement was renewed in October 2010 and expires in September 2015.
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
Tabular Disclosure of Contractual Cash Obligations
     The following table sets forth our contractual cash obligations and commercial commitments as of September 26, 2010.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

8.125% Senior Notes due 2012 (1)
Principal	$525,000	$—	$525,000	$—	$—
Interest	85,312	42,656	42,656	—	—

	610,312	42,656	567,656	—	—
7.75% Senior Notes due 2015
Principal	285,000	—	—	285,000	—
Interest	110,438	22,088	44,175	44,175	—

	395,438	22,088	44,175	329,175	—
Capital lease obligations (2)
Principal	3,768	1,562	1,906	300	—
Interest	989	533	440	16	—

	4,757	2,095	2,346	316	—

Operating leases (2)	350,226	38,568	68,631	52,274	190,753

Total contractual cash obligations	$1,360,733	$105,407	$682,808	$381,765	$190,753

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (3)	$49,762	$49,762	$—	$—	$—

Total other commercial commitments	$49,762	$49,762	$—	$—	$—

(1)	The maturity and interest payment shown here on our 8.125% Senior Notes due 2012 (the “Old Notes”) reflects the contractual due date of June 15, 2012. On November 29, 2010, we early redeemed approximately $477.5 million of the Old Notes and on January 14, 2011 we will call all remaining outstanding Old Notes. See “Note 2 — New Debt and Early Extinguishment of Debt” to our Audited Consolidated Financial Statements contained elsewhere herein.

(2)	We lease the majority of our retail stores. We have subleased our former headquarters buildings and certain former distribution facilities located in Colton, California under an initial 15 year term for an amount equal to our lease payments. For purposes of contractual cash obligation shown here, minimum lease payments on this lease are shown without sub-lease offset. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(3)	Letters of credit are committed as security for workers’ compensation. Outstanding letters of credit expire between December 2010 and October 2011. Outstanding letters of credit continue to be issued and outstanding under our New Revolving Credit Facility.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)
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
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
We are subject to interest rate risk on our fixed interest rate debt obligations. Our fixed rate debt obligations are comprised of the 8.125% Senior Notes, the 7.75% Senior Notes and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. While interest rate changes will impact the market value risk of our bonds, such changes do not affect our earnings or cash flows. The fair values of the 8.125% Senior Notes and the 7.75% Senior Notes are based upon quoted market prices. Although quoted market prices are not readily available on our capital lease obligations, we believe that stated values approximate the fair value of these obligations. We have not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk. The following table provides the future principal cash flows and weighted-average interest rates expected on our fixed rate debt obligations. The fair value shown here is based upon the quoted market price of the 8.125% Senior Notes and the 7.75% Senior Notes and the stated value of our capital leases as of September 26, 2010. The maturity dates and average interest rates below reflect the contractual due date on our 8.125% Senior Notes of June 15, 2012 and does not reflect our early redemption of debt which took place on November 29, 2010 and the expected call of the remaining outstanding balance of our 8.125% Senior Notes on January 14, 2011. See “Note 2 — New Debt Issuance and Early Extinguishment of Debt” to our Audited Consolidated Financial Statements contained elsewhere herein.

	Expected Year of Maturity
	(In thousands)
							Fair
	2011	2012	2013	2014	2015	Thereafter	Value
Long-term debt and capital lease obligations	$1,562	$526,107	$799	$300	$285,000	$—	$819,413
Average interest rate	8.03%	7.99%	7.78%	7.75%	7.75%	0.00%

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the costs and benefits of such controls and procedures. Based on that evaluation our Chief Executive Officer and our Chief Financial Officer, we concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2010.
Changes in Internal Controls Over Financial Reporting
During the fourth quarter ended September 26, 2010, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.
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
Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of September 26, 2010.
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

Name	Age	Position

Jack H. Brown	72	Chairman of the Board, President and Chief Executive Officer

Phillip J. Smith	63	Executive Vice President and Chief Financial Officer

James W. Lee	59	President and Chief Operating Officer of Markets

Dennis L. McIntyre	50	Executive Vice President of Marketing of Markets

George A. Frahm	57	Executive Vice President of Retail Operations and Administration of Markets

Bruce D. Varner	74	Director and Secretary

Thomas W. Field, Jr.	77	Vice Chairman of the Board of Directors

Ronald G. Skipper	70	Director
Background of Directors and Executive Officers
     Jack H. Brown has been President and Chief Executive Officer of Holdings or its predecessor companies since June 1981 and Chairman of the Board since 1989. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly-owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 57 years. Mr. Brown’s Trust is the sole owner of La Cadena.
     Phillip J. Smith was promoted to Executive Vice President and Chief Financial Officer in February 2006. He was Senior Vice President and Chief Financial Officer from November 2000 to February 2006 and was Vice President and Controller of Markets from April 1998 until November 2000. Mr. Smith joined Markets in 1987 as Controller. Mr. Smith has approximately 35 years experience in the supermarket industry. Prior to joining Markets, Mr. Smith was employed by Market Basket Foodstores as Vice President and Chief Financial Officer from 1985 to 1987. From 1975 until 1985, Mr. Smith was employed by various divisions of Cullum Companies, Inc., a publicly held corporation, in various financial capacities.
     James W. Lee joined Markets in August 2002 as Group Senior Vice President of Retail Operations and was promoted to Executive Vice President of Retail Operations and Administration in January 2006. Mr. Lee was promoted to President and Chief Operating Officer of Markets effective September 30, 2006. Mr. Lee has over 36 years experience in the supermarket industry. Prior to joining Markets, Mr. Lee was employed with Wild Oats Markets, Inc. between 1997 and 2001 as Chief Operating Officer. Mr. Lee was employed in various operating capacities, including Vice President, Retail, with Ralphs Grocery Company, a division of Kroger Co., from 1972 until 1996.

Item 10. Directors and Executive Officers of the Registrant (contd.)
Background of Directors and Executive Officers (contd.)
     Dennis L. McIntyre has been Executive Vice President of Marketing of Markets since December 2007. Mr. McIntyre has served Markets for 33 years in various capacities including Courtesy Clerk, Assistant Manager, Buyer, Assistant Vice President of Marketing from 1994 until 1999, Vice President of Marketing from 1999 to 2000, Senior Vice President of Marketing from 2000 to 2002 and Group Senior Vice President of Marketing of Markets from 2002 to 2007.
     George A. Frahm has been Executive Vice President of Retail Operations and Administration of Markets since December 2007. Mr. Frahm has served Markets for 34 years in various capacities including Courtesy Clerk and progressed through a range of retail store and district supervision positions. Mr. Frahm was Vice President of Labor Relations from 1996 until 2001, Senior Vice President of Administration from 2001 to March 2006, Group Senior Vice President of Administration from March 2006 to September 2006 and Group Senior Vice President of Retail Operations and Administration of Markets from 2006 to 2007.
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
     Thomas W. Field, Jr. has been Vice Chairman of the Board of Directors of Holdings since May 1998 and a Director of Holdings since 1994. Mr. Field has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field was President of American Stores Company from 1981 to 1984 and was President of Alpha Beta Company from 1976 to 1984. Mr. Field was a Director of American Stores Company from 1979 to 1984. Mr. Field is a nationally recognized and highly regarded supermarket executive and he has served as a director of the Campbell Soup Company. Mr. Field has held various positions in the Supermarket Industry for over 50 years.
     Ronald G. Skipper has been a Director of Holdings since April 2007. Mr. Skipper is an attorney and has practiced law for over 42 years in San Bernardino, California where he has resided for over 57 years. Mr. Skipper specializes in litigation matters. Mr. Skipper serves as a Director for Pacific Premier Bank and has been its Chairman of the Board for the past twelve years.
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
Director Compensation For fiscal Year 2010

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

Item 11. Executive Compensation (contd.)
Compensation Discussion and Analysis (contd.)
Salary
Named executive officers are paid a base salary with annual increases at the discretion of the Compensation Committee and the approval of our Board of Directors. In addition to the items outlined above and our financial performance, individual factors are also considered in setting base salaries, including the executive’s experience, achievements, leadership and value to us. There were no raises given to the named executive officers in fiscal 2010.
Bonus
Our executive compensation program includes an annual non-equity incentive cash bonus designed to reward the named executive officers for individual performance and for our overall success. These amounts are recommended subjectively by the Compensation Committee based on the criteria outlined above. The bonuses recommended by the Compensation Committee and approved by the Board of Directors in fiscal 2008 were based on our improved levels of net income and sales. Although the annual bonus award is not targeted as a percentage of the named executive officer’s base salary, the bonus awards in fiscal 2008 ranged from 19% to 92% of base salary. There will be no annual bonuses paid to the named executive officers for fiscal 2009 and 2010.
Deferred Compensation
We maintain a deferred compensation plan to provide additional retention incentives to certain employees of Markets whose performance is considered especially critical to our business. Units in the deferred compensation plan may be granted to a new class of employees, to promoted employees or as additional incentive to existing plan participants. All units have a stated value of $20, and appreciate as described below. Newly granted units vest over 5 years. With the exception of Mr. Brown, all of the named executive officers have been granted units in the deferred compensation plan. Units of the deferred compensation plan can only be redeemed when a participant reaches normal retirement age, becomes permanently totally disabled or to the beneficiary upon the death of the recipient. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of Holdings; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as we may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. The deferred compensation plan allows for a one-time payment of up to 50% of the stated value of the unit for units that are fully vested. In the event of a change in control, units of the deferred compensation plan will become fully vested and can be redeemed. During the participant’s employment the value of the units increase or decrease in accordance with our net profits. Units for fully vested participants who separate from the Company prior to normal retirement age appreciate at the 12-month Treasury Average rate and can be redeemed when the participant reaches normal retirement age. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will be forfeited and no payment will be made. During fiscal 2010, the units in this plan appreciated by 40% of stated value. The units for the above named executives increased by a total of $1.5 million.
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
SUMMARY COMPENSATION TABLE

				Change in
				Pension
				Value and
				Non-qual.
				Def. Comp	All Other
Name & Principal Position	Year	Salary	Bonus (1)	Earnings (2)	Compensation (3)	Total
Jack H. Brown Chairman, President and	2010	$1,901,527	$—	$109,987	$52,000	$2,054,514
Chief Executive Officer	2009	$1,901,365	$—	$227,755	$51,500	$2,180,620
	2008	$1,847,233	$1,700,000	$(108,506)	$51,000	$3,489,727
Phillip J. Smith Executive Vice President and	2010	$356,848	$—	$803,950	$—	$1,160,798
Chief Financial Officer	2009	$356,715	$—	$1,187,697	$—	$1,544,412
	2008	$346,160	$100,000	$977,318	$—	$1,423,478
James W. Lee President and Chief Operating	2010	$406,178	$—	$539,962	$—	$946,140
Officer of Markets	2009	$406,301	$—	$766,141	$—	$1,172,442
	2008	$400,169	$100,000	$672,738	$—	$1,172,907
Dennis L. McIntyre Executive Vice President of	2010	$358,172	$—	$429,100	$—	$787,272
Marketing of Markets	2009	$358,730	$—	$641,236	$—	$999,966
	2008	$347,529	$85,000	$480,960	$—	$913,489
George A. Frahm Executive Vice President of Retail	2010	$302,568	$—	$375,318	$—	$677,886
Operations and Administration of Markets	2009	$302,581	$—	$565,773	$—	$868,354
	2008	$292,283	$55,000	$384,169	$—	$731,452

(1)	There will be no annual bonuses paid to the named executive officers for fiscal 2010.

(2)	The amount shown represents the change in pension value and change in nonqualified deferred compensation during fiscal 2010, fiscal 2009 and fiscal year 2008, respectively.

(3)	The value of perquisites and other benefits is only included here if the aggregate amount of such compensation for a named executive officer is greater than $10,000. Mr. Brown is a Director of Holdings and amount shown is the Director fees paid during fiscal 2010 of $52,000, fiscal 2009 of $51,500 and fiscal year 2008 of $51,000.

Item 11.	Executive Compensation (contd.)
PENSION BENEFITS AT SEPTEMBER 26, 2010

		Number of	Present Value	Payments
		Years of	of Accum	During Last
Name	Plan Name	Credited Service	Benefit	Fiscal Year
Jack H. Brown Chairman, President and	Pension Plan for
Chief Executive Officer	Salaried Employees	29	$1,596,200	$—
Phillip J. Smith Executive Vice President and	Pension Plan for
Chief Financial Officer	Salaried Employees	24	$718,991	$—
James W. Lee President and Chief Operating	Pension Plan for
Officer of Markets	Salaried Employees	8	$246,763	$—
Dennis L. McIntyre Executive Vice President of	Pension Plan for
Marketing of Markets	Salaried Employees	33	$311,172	$—
George A. Frahm Executive Vice President of Retail	Pension Plan for
Operations and Administration of Markets	Salaried Employees	34	$473,178	$—

Item 11.	Executive Compensation (contd.)
NONQUALIFIED DEFERRED COMPENSATION FOR FY2010

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals	Balance at
Name	Last FY	Last FY (1)	Last FY	/Distributions (2)	Last FYE (3)
Jack H. Brown Chairman, President and Chief Executive Officer	$—	$—	$—	$—	$—
Phillip J. Smith Executive Vice President and Chief Financial Officer	$—	$691,894	$—	$300,000	$5,939,263
James W. Lee President and Chief Operating Officer of Markets	$—	$477,353	$—	$250,000	$4,317,236
Dennis L. McIntyre Executive Vice President of Marketing of Markets	$—	$361,083	$—	$250,000	$3,714,947
George A. Frahm Executive Vice President of Retail Operations and Administration of Markets	$—	$286,812	$—	$150,000	$2,617,161

(1)	These amounts represent the Company’s contribution in fiscal year 2010 to the named executive officer’s deferred compensation. This includes 20% vesting for units awarded prior to fiscal year 2010 to Mr. Lee, Mr. Smith, Mr. McIntyre and Mr. Frahm and appreciation of 40.1% for all units.

(2)	These amounts represent the one-time withdrawals of half the stated value of some of the vested units in the deferred compensation plan. The stated value of each unit is $20.

(3)	The aggregate balance represents each named executive officer’s deferred compensation balance as of September 26, 2010. This balance represents the vested portion of all units plus appreciation, less any withdrawals.

Item 11.	Executive Compensation (contd.)
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
The tables below reflect the amount of compensation that would be paid to each of the named executive officers in the event of termination of such executive’s employment under different circumstances. The amounts shown assume that such termination was effective as of the last day of the last completed fiscal year, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation.

		CHANGE IN CONTROL
	TERMINATION		Deferred	Health &
	Severance Pay	Salary & Bonus	Compensation	Welfare
Name & Principal Position	(1)	(2)	(3)	(4)	Total

Jack H. Brown
Chairman, President and Chief Executive Officer	$438,814	$10,887,936	$—	$74,276	$10,962,212
Phillip J. Smith
Executive Vice President and Chief Financial Officer	$82,350	$1,181,167	$6,269,263	$28,368	$7,478,798
James W. Lee
President and Chief Operating Officer of Markets	$93,733	$1,344,449	$4,549,236	$28,368	$5,922,053
Dennis L. McIntyre
Executive Vice President of Marketing of Markets	$82,655	$1,185,549	$3,894,947	$44,565	$5,125,061
George A. Frahm
Executive Vice President of Retail Operations and Administration of Markets	$69,823	$1,001,500	$2,759,161	$28,368	$3,789,029

(1)	Termination of employment by Mr. Brown or by the Board of Directors with the consent of Mr. Brown entitles named executive officers to two weeks of severance pay for every year of service to Markets, up to a maximum of twelve weeks. Severance Pay outlined above represents 12 weeks of pay for Messrs. Brown, Smith, Lee, McIntyre and Frahm.

(2)	In accordance with each named executive officer’s employment and severance agreements, the salary and bonus payable with a change in control represents the sum of five times the base salary and five times the incentive bonus for Mr. Brown and the sum of three times the base salary and three times the incentive bonus for Messrs. Smith, Lee, McIntyre and Frahm with an estimated increase of 10% per year.

(3)	At a change in control, the named executive officer is entitled to the full vested value and appreciation of all deferred compensation, less any withdrawals. The amounts above reflect values as of September 26, 2010.

(4)	Represents continued group health benefits (medical, dental and vision) for the executives and current dependents for a period of up to 5 years for Mr. Brown and 3 years for Messrs. Smith, Lee, McIntyre and Frahm.

Item 11.	Executive Compensation (contd.)
Stock Options and SARs
None
Pension Plan
Our Pension Plan for Salaried Employees (the “Pension Plan”) is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including Directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee’s compensation for each year up to the social security wage base, plus 2.15 percent of the employee’s compensation for each year in excess of the social security wage base. The named executive officers have the following years of credited service under the Pension Plan as of September 26, 2010: Jack H. Brown — 29 years, Phillip J. Smith — 24 years, James W. Lee — 8 years, Dennis L. McIntyre — 33 years and George A. Frahm — 34 years.
The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with Markets. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 2010 retirees with ten or more years of service at retirement is $195,000. The maximum annual compensation that may be considered for 2010 retirees is $245,000.
Pension Plan Table

	Years of Service
Remuneration	15	20	25	30	35
$50,000	$5,625	$7,500	$9,375	$11,250	$13,125
75,000	10,328	13,770	17,213	20,655	24,098
100,000	18,390	24,520	30,650	36,780	42,910
125,000	26,453	35,270	44,088	52,905	61,723
150,000	34,515	46,020	57,525	69,030	80,535
175,000	42,578	56,770	70,963	85,155	99,348
200,000	50,640	67,520	84,400	101,280	118,160
225,000	58,703	78,270	97,838	117,405	136,973
245,000	65,153	86,870	108,588	130,305	152,023
Employment Agreements
Markets has employment agreements with Messrs. Brown, Lee, Smith, McIntyre and Frahm as described previously. In addition, Markets has entered into employment contracts with 30 additional key members of Management. Mr. Brown has the right to terminate any member of management.
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
Payments pursuant to units awarded under the plan are based upon the value of a unit at the last fiscal month-end date prior to the date of retirement, permanent total disability or death, except that if such date occurs within two years of the grant the amount of payment, per unit, is limited to the appreciated value of the units during the period plus the amount vested to that date. Upon a change of control, the payment on all units is equal to the full value of the units. The deferred compensation plan allows a one-time payment of up to 50% of the stated value of the unit for units that are fully vested. The stated value of each unit is $20. The election for the one-time payment can be made, at the discretion of the plan beneficiary, annually each October if the election has not been previously made. As of September 27, 2009 and September 26, 2010, there were 899,600 and 889,600 units outstanding, respectively.
Board of Directors
The Board had two standing committees during fiscal 2010.
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
Related Stockholder Matters
The following table sets forth, as of December 16, 2010, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by (a) each person known by Holdings to beneficially own more than 5% of such stock, (b) each Director of Holdings, (c) each of the named executive officers, and (d) all Directors and named executive officers of Holdings as a group:

Shares of
	Class A	Percentage of
	Common Stock	Class A
Name and Address of	Beneficially	Common Stock
Beneficial Owner	Owned	Outstanding
La Cadena(1)	34,552	100%
Jack H. Brown(1)(2)	34,552	100%
Phillip J. Smith(2)	—	—
James W. Lee(2)	—	—
Dennis L. McIntyre(2)	—	—
George A. Frahm(2)	—	—
Thomas W. Field, Jr.(2)	—	—
Bruce D. Varner(2)	—	—
Ronald G. Skipper(2)	—	—
All Directors and executive officers as a group (8 persons)(1)	34,552	100%

(1)	The 34,552 outstanding shares of Holdings’ Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partners of La Cadena. The sole equity partner of La Cadena is The Jack H. Brown Revocable Trust. Mr. Brown’s Trust has the sole voting interest and Mr. Brown is the Managing General Partner of La Cadena with the power to vote the shares of Holdings owned by La Cadena on all matters. The address of La Cadena is 3750 University Avenue, Suite 610, Riverside, California 92501.

(2)	The address of Messrs. Brown, Smith, Lee, McIntyre, Frahm, Field, Varner and Skipper is c/o Stater Bros. at 301 S. Tippecanoe Avenue, San Bernardino, California 92408.
Change of Control Arrangements
None

Item 13.	Certain Relationships and Related Transactions
Mr. Bruce D. Varner and the law firm of Varner & Brandt LLP, of which Mr. Varner is the Senior Partner, have performed legal services in the past for Holdings and its subsidiaries. The total cost of such legal services incurred by us was $2.8 million, $1.8 million and $2.4 million in fiscal 2008, 2009 and 2010, respectively. In addition, Mr. Varner was paid Director fees of $54,000 in each of the fiscal years 2008, 2009 and 2010. We believe that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner & Brandt LLP were at least as fair to us as could have been obtained from unaffiliated law firms. We expect such services to continue in the future.
On both September 25, 2008 and November 17, 2009, we paid a $5.0 million dividend to La Cadena.
The 34,552 outstanding shares of Holdings’ Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partner of La Cadena. The sole partner of La Cadena is The Jack H. Brown Revocable Trust. Mr. Brown’s Trust has the sole interest and Mr. Brown is the Managing General Partner of La Cadena with the power to vote the shares of Holdings owned by La Cadena on all matters.

Item 14.	Independent Registered Public Accounting Firm Fees and Services
Audit Fees
Ernst & Young LLP fees for audit services aggregated $839,000 in fiscal 2010 and $695,000 in fiscal 2009 for services associated with the annual audit of Holdings and Markets and reviews of Holdings quarterly reports on Form 10-Q.
Audit Related Fees
Ernst & Young LLP billed us in aggregate $2,000 in fiscal 2010 for online subscriptions and $2,000 in fiscal 2009 for online subscriptions
Tax Fees
Ernst & Young LLP billed us in aggregate $34,000 in fiscal 2010 and $38,000 in fiscal 2009 for tax compliance, tax advice and tax planning services.
All Other Fees
Ernst & Young LLP billed us an aggregate of $55,000 in fiscal 2010 related to LAMBRA tax credits and a review of the Dairy Transaction and an aggregate of $125,000 in fiscal 2009 related LAMBRA tax credits and a review of the Dairy Transaction.

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

(3)	Exhibits

Exhibits as required by Item 15(c) are as follows:

EXHIBIT NO.	DESCRIPTION

3.1 (1)	Certificate of Incorporation of Stater Bros. Holdings Inc.

3.2 (1)	By-Laws of Stater Bros. Holdings Inc.

3.3 (1)	Articles of Incorporation of Stater Bros. Markets

3.4 (1)	By-Laws of Stater Bros. Markets

3.5 (1)	Articles of Incorporation of Stater Bros. Development, Inc.

3.6 (1)	By-Laws of Stater Bros. Development, Inc.

3.7 (1)	Articles of Incorporation of Santee Dairies, Inc

3.8 (1)	By-Laws of Santee Dairies, Inc.

3.9 (2)	Articles of Incorporation of Super Rx, Inc.

3.10 (2)	By-Laws of Super Rx, Inc.

4.1 (1)	Indenture dated as of June 17, 2004 among Stater Bros. Holdings Inc. as Issuer, Stater Bros. Markets, Stater Bros. Development, Inc. and Santee Dairies Inc., as Guarantors, and The Bank of New York, as Trustee

4.2 (1)	Specimen Form of Fixed Rate Global Note

4.3 (3)	Supplemental Indenture dated as of April 16, 2007 among Stater Bros. Holdings Inc., Stater Bros. Markets, Santee Dairies, Inc., Stater Bros. Development, Inc., Super Rx, Inc. and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee

4.4 (4)	Indenture dated as of April 18, 2007, between Stater Bros. Holdings Inc., Stater Bros. Markets, Stater Bros. Development Inc., Super Rx, Inc., Santee Dairies, Inc. and The Bank of New York Trust Company, N.A.

Item 15.	Exhibits and Financial Statement Schedules (contd.)
(a)(3) Exhibits (contd.)

EXHIBIT NO.	DESCRIPTION

4.5 (4)	Registration Rights Agreement, dated as of April 18, 2007, between Stater Bros. Holdings Inc., Stater Bros. Markets, Stater Bros. Development, Inc., Super Rx, Inc., Santee Dairies, Inc. and Banc of America Securities LLC

4.6 (4)	Restricted 144A Global Note

4.7 (4)	Restricted Temporary Regulations S Global Note

4.8 (12)	Indenture dated as of November 29, 2010, between Stater Bros. Holdings Inc., Stater Bros. Markets, Stater Bros. Development, Inc., Super Rx, Inc and SBM Dairies, Inc. and the Bank of New York Mellon Trust Company, N.A., the Trustee.

4.9 (12)	Second Supplemental Indenture dated November 26, 2010 between Stater Bros. Holdings Inc. and the Bank of New York Mellon Trust Company, N.A., Trustee.

5.1 (11)	Opinion of Gibson, Dunn & Crutcher LLP

10.1 (5)	Amended and restated Sublease Agreement dated June 1, 1983, between Wren Leasing Corp., as Lessor, and Stater Bros. Markets, as Lessee

10.2 (6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Jack H. Brown

10.3 (7)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Phillip J. Smith

10.4 (8)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Dennis L. McIntyre

10.6 (8)	Employment contract dated August 1, 2002 by and between Stater Bros. Markets and James W. Lee

10.7 (11)	Employment contract dated May 16, 2000 by and between Stater Bros. Markets and George A. Frahm

10.8 (11)	Amendment to employment contract dated July 1, 2000 by and between Stater Bros. Markets and George A. Frahm

10.9 (9)	Owner Participation Agreement, dated as of April 14, 2004 between Stater Bros. Markets and the Inland Valley Development Agency

10.10 (9)	Development Parcel Disposition Agreement, dated as of June 16, 2004 between Stater Bros. Markets and Hillwood/San Bernardino, LLC

10.11 (10)	Amendment No. 1 to Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated September 30, 2005

10.12 (4)	Second Amended and Restated Credit Agreement, dated as of April 16, 2007, by and among Stater Bros. Markets, Stater Bros. Holdings Inc., and Bank of America, N.A.

10.13 (4)	Second Amended and Restated Business Loan Agreement (Receivables) dated as of April 16, 2007, by and among Santee Dairies, Inc., as Borrower, Bank of America, N.A., as Lender, and Stater Bros. Markets, as guarantor.

10.14 (11)	Subsidiary Guaranty entered into as of April 16, 2007 by Stater Bros. Holdings Inc., Stater Bros. Development, Inc., Santee Dairies, Inc. and Super Rx, Inc.

10.15 (11)	Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated December 18, 2002

Item 15.	Exhibits and Financial Statement Schedules (contd.)
(a)(3) Exhibits (contd.)

EXHIBIT NO.	DESCRIPTION

10.16 (11)	Amendment No. 2 to amended and restated Stater Bros. Holdings Inc. Phantom Stock Plan dated May 15, 2006

10.17 (12)	Registration Rights Agreement dated as of November 29, 2010, among Stater Bros. Holdings Inc., Stater Bros. Markets, Stater Bros. Development, Inc., SBM Dairies, Inc., Super Rx, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.18 (12)	Fourth Amended and Restated Credit Agreement dated as of November 29, 2010 by and among Stater Bros. Markets, Stater Bros. Holdings Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Suntrust Robinson Humphrey, Inc., Suntrust Bank, “Rabobank International”, New York Branch.

12.1 (13)	Computation of ratio of earnings to fixed charges.

14.1 (11)	Copy of Key Personnel Code of Ethics.

21.1 (1)	Subsidiaries of Stater Bros. Holdings Inc.

21.2 (2)	Subsidiaries of Stater Bros. Markets

31.1 (13)	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2 (13)	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1 (13)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-118436 dated August 27, 2004, as amended

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Annual report on Form 10-K for the fiscal year ended September 25, 2005

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Current Report on form 8-K dated April 17, 2007

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Current Report on Form 8-K dated April 20, 2007

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994

(6)	Previous filed with the Securities and Exchange Commission as exhibits to Registrant’s Quarterly report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000

(7)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000

(8)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 29, 2002

Item 15.	Exhibits and Financial Statement Schedules (contd.)
(a)(3) Exhibits (contd.)

(9)	Incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q for the quarter ended June 27, 2004

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 25, 2005

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-0350671 dated July 24, 2007

(12)	Previously filed with the Securities and Exchange Commission as exhibits to the Current Report on Form 8-K dated November 26, 2010

(13)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 26, 2010

STATER BROS. HOLDINGS INC.
FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 2010
FORM 10-K
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 15, 2010 Date	Stater Bros. Holdings Inc.
	By:	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack H. Brown Jack H. Brown	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2010

/s/ Thomas W. Field, Jr. Thomas W. Field, Jr.	Vice Chairman of the Board and Director	December 15, 2010

/s/ Ronald G. Skipper Ronald G. Skipper	Director	December 15, 2010

/s/ Bruce D. Varner Bruce D. Varner	Secretary and Director	December 15, 2010

/s/ Phillip J. Smith Phillip J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Stater Bros. Holdings Inc.
     We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. as of September 27, 2009 and September 26, 2010, and the related consolidated statements of income, stockholder’s equity, and cash flows for the 52-week periods ended September 28, 2008, September 27, 2009 and September 26, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. at September 27, 2009 and September 26, 2010, and the consolidated results of its operations and its cash flows for the 52-week periods ended September 28, 2008, September 27, 2009 and September 26, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Irvine, California
December 15, 2010

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Sept. 27,	Sept. 26,
	2009	2010

ASSETS
Current assets
Cash and cash equivalents	$196,914	$325,005
Restricted cash	3,121	3,121
Receivables, net of allowance of $759 and $1,219	36,671	35,614
Income tax receivables	4,049	—
Inventories	212,856	203,702
Prepaid expenses	9,330	12,678
Deferred income taxes	20,479	27,428
Assets held for sale	83,617	—
Current portion of long-term receivable	—	16,001
Note receivable, current portion	300	—

Total current assets	567,337	623,549

Property and equipment
Land	97,430	97,770
Buildings and improvements	544,440	559,500
Store fixtures and equipment	428,431	438,306
Property subject to capital leases	9,983	9,983

	1,080,284	1,105,559
Less accumulated depreciation and amortization	408,791	461,495

	671,493	644,064
Deferred income taxes, long-term	36,014	38,272
Deferred debt issuance costs, net	11,276	8,074
Note receivable, less current portion	493	—
Long-term receivable, less current portion	18,867	—
Other assets	9,255	8,828

	75,905	55,174

Total assets	$1,314,735	$1,322,787

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)

	Sept. 27,	Sept. 26,
	2009	2010

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$153,083	$135,642
Accrued payroll and related expenses	76,717	85,404
Accrued interest	22,025	21,845
Other accrued liabilities	34,189	40,196
Accrued income taxes	—	527
Liabilities held for sale	5,634	—
Current portion of capital lease obligations	1,336	1,562
Current portion of long-term debt	—	132,250

Total current liabilities	292,984	417,426

Long-term debt, less current portion	810,000	677,750
Capital lease obligations, less current portion	3,768	2,206
Long-term portion of self-insurance and other reserves	36,227	40,565
Long-term deferred benefits	77,396	75,634
Other long-term liabilities	30,605	36,073

Total liabilities	1,250,980	1,249,654

Commitments and contingencies

Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 0 in 2009 and 2010	—	—
Class A Common Stock, $.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 35,152 in 2009 and 34,552 in 2010	—	—
Additional paid-in capital	8,939	8,786
Accumulated other comprehensive loss	(16,720)	(18,926)
Retained earnings	71,536	83,273

Total stockholder’s equity	63,755	73,133

Total liabilities and stockholder’s equity	$1,314,735	$1,322,787

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)

	Fiscal Year Ended
	Sept. 28,	Sept. 27,	Sept. 26,
	2008	2009	2010

Sales	$3,741,254	$3,766,040	$3,606,839
Cost of goods sold	2,743,074	2,764,004	2,636,891

Gross profit	998,180	1,002,036	969,948

Operating expenses:
Selling, general and administrative expenses	829,697	827,192	819,698
Gain on sale of dairy assets	—	—	(9,396)
Depreciation and amortization	52,987	53,536	50,822

Total operating expenses	882,684	880,728	861,124

Operating profit	115,496	121,308	108,824

Interest income	5,735	471	366
Interest expense	(57,464)	(68,252)	(68,516)
Other income, net	2,863	723	497

Income before income taxes	66,630	54,250	41,171

Income taxes	26,000	19,481	16,587

Net income	$40,630	$34,769	$24,584

Earnings per average common shares outstanding	$1,136.03	$989.10	$708.33

Dividends per common share outstanding at end of year	$142.24	$—	$144.71

Average common shares outstanding	35,765	35,152	34,707

Common shares outstanding at end of year	35,152	35,152	34,552

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	Sept. 28,	Sept. 27,	Sept. 26,
	2008	2009	2010
Operating activities:
Net income	$40,630	$34,769	$24,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,960	68,179	62,090
Amortization of debt issuance costs	3,193	3,202	3,202
Deferred income taxes	695	(1,686)	(9,207)
Gain on sale of dairy assets	—	—	(9,396)
Gain on disposals of assets	(1,918)	(543)	(495)
Changes in operating assets and liabilities:
Decrease in restricted cash	2,500	2,500	—
(Increase) decrease in receivables	1,907	(6,071)	1,057
(Increase) decrease in income tax receivables	(4,727)	587	4,049
(Increase) decrease in inventories	(31,435)	17,362	9,154
(Increase) decrease in prepaid expenses	1,717	(723)	(3,348)
(Increase) decrease in assets held for sale	(2,159)	372	215
(Increase) decrease in other assets	10	(426)	744
Decrease in accounts payable	(17,795)	(1,200)	(17,441)
Increase (decrease) in accrued income taxes	(4,636)	—	527
Increase (decrease) in liabilities held for sale	(2,624)	(10,252)	1,014
Increase (decrease) in other accrued liabilities	1,216	(3,268)	14,514
Increase in long-term reserves	3,932	19,608	5,838

Net cash provided by operating activities	57,466	122,410	87,101

Financing activities:
Dividends paid	(5,000)	—	(5,000)
Stock redemption	(8,240)	—	(8,000)
Principal payments on capital lease obligations	(990)	(1,149)	(1,336)

Net cash used in financing activities	(14,230)	(1,149)	(14,336)

Investing activities:
(Increase) decrease in store reimbursement	(9,427)	9,914	—
(Increase) decrease in note receivable	—	(793)	793
Decrease in long-term receivable	—	3,361	1,740
Proceeds from sale of dairy assets, net of fees	—	—	85,833
Purchase of property and equipment	(168,886)	(76,970)	(33,750)
Proceeds from sale of property and equipment	2,476	990	710

Net cash provided by (used in) investing activities	(175,837)	(63,498)	55,326

Net increase (decrease) in cash and cash equivalents	(132,601)	57,763	128,091
Cash and cash equivalents at beginning of period	271,752	139,151	196,914

Cash and cash equivalents at end of period	$139,151	$196,914	$325,005

Interest paid	$65,707	$65,723	$65,510
Income taxes paid	$39,300	$19,425	$19,700

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands except shares)

					Accumulated			Comp-
		Class A		Additional	Other Comp-		Total	rehensive
	Common	Common Stock		Paid-in	rehensive	Retained	Stockholder’s	Income
	Stock	Shares	Amount	Capital	Gain (Loss)	Earnings	Equity	(Loss)
Balance at September 30, 2007	—	35,770	$—	$9,096	$(9,037)	$9,220	$9,279

Net income for 52 weeks ended September 28, 2008	—	—	—	—	—	40,630	40,630	$40,630
Minimum pension liability adjustment (net of tax of $2,638)	—	—	—	—	3,837	—	3,837	3,837
Dividend paid	—	—	—	—	—	(5,000)	(5,000)	—
Stock redemption	—	(618)	—	(157)	—	(8,083)	(8,240)	—

Balance at September 28, 2008	—	35,152	—	8,939	(5,200)	36,767	40,506	$44,467

Net income for 52 weeks ended September 27, 2009	—	—	—	—	—	34,769	34,769	$34,769
Minimum pension liability adjustment (net of tax of $7,922)	—	—	—	—	(11,520)	—	(11,520)	(11,520)

Balance at September 27, 2009	—	35,152	—	8,939	(16,720)	71,536	63,755	$23,249

Net income for 52 weeks ended September 26, 2010	—	—	—	—	—	24,584	24,584	$24,584
Minimum pension liability adjustment (net of tax of $1,517)	—	—	—	—	(2,206)	—	(2,206)	(2,206)
Dividend paid	—	—	—	—	—	(5,000)	(5,000)	—
Stock Redemption	—	(600)	—	(153)	—	(7,847)	(8,000)	—

Balance at September 26, 2010	—	34,552	$—	$8,786	$(18,926)	$83,273	$73,133	$22,378

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2010
Note 1 — The Company and Summary of Significant Accounting Policies
     Description of Business
     Stater Bros. Holdings Inc. (the “Company”) is engaged primarily in the operation of retail supermarkets. As of September 26, 2010, the Company operated 167 retail grocery supermarkets under the name “Stater Bros. Markets.” The Company’s supermarkets are located in the Southern California counties of San Bernardino, Riverside, Los Angeles, Orange, San Diego and Kern. The Company and its predecessor companies have operated retail grocery stores under the “Stater Bros. Markets” name in Southern California since 1936.
     Ownership of the Company
     La Cadena Investments (“La Cadena”), a California general partnership whose sole voting partner is the Jack H. Brown Revocable Trust, holds all of the Company’s issued and outstanding capital stock. Mr. Jack H. Brown, the Chairman of the Board, President and Chief Executive Officer of the Company, is the Managing General Partner of La Cadena.
     Principles of Consolidation and Subsequent Events
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stater Bros. Markets (“Markets”) and Stater Bros. Development, Inc. (“Development”) and Markets’ wholly-owned subsidiaries, Super Rx, Inc. (“Super Rx”) and SBM Dairies, Inc. (“Dairies”). During fiscal year 2010, the Company changed the legal name of Dairies from Santee Dairies, Inc. to SBM Dairies, Inc. All significant inter-company transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events and determined that, other than its debt refinancing as disclosed in “Note 2 — New Debt Issuance and Early Extinguishment of Debt”, it did not have any subsequent events that needed to be disclosed in its consolidated financial statements.
     Reclassifications
     Certain line items in the prior periods balance sheet and cash flow statements have been reclassified to conform to the current presentation related to Dairies’ asset sale, accrued interest and accrued payroll and related expenses. Substantially all of the assets and certain liabilities of Dairies had been classified as “Held for Sale” prior to their disposal on October 11, 2009 as described in “Note 15 — Asset Sale” in the notes to these consolidated financial statements.
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
     Self-Insurance Reserves
     The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.50% in fiscal 2009 and 5.00% in fiscal 2010. The Company is self-insured, subject to certain retention levels, for health care costs of eligible non-bargaining unit employees. Such health care reserves are not discounted.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Revenue Recognition
     The Company recognizes revenue from the sale of its products at the point of sale to the customer. Sales are recognized net of any promotional discounts given to the customer. Prescription sales are recognized when prescriptions are adjudicated by the third party insurer and when co-payment is received. The Company recognizes a liability when Stater Bros.’ gift cards (“gift cards”) are sold and recognizes sales revenue when the gift cards are used to purchase its products. Gift cards do not have an expiration date and gift card balances do not reduce because of inactivity or time. The Company does not charge service fees on the gift cards. Gift cards whose likelihood of redemption is deemed to be remote, due primarily to periods of inactivity, are recognized into income.
     Cost of Goods Sold
     Included in cost of goods sold are direct product purchase costs, all in-bound freight costs, all direct receiving and inspection costs, all quality assurance costs, all warehousing costs and all costs associated with transporting goods from the Company’s distribution center to its stores, net of earned vendor rebates and allowances. The Company recognizes, as a reduction to cost of goods sold, certain rebates and allowances (“allowances”) from its vendors as the allowances are earned. Allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned. Included as a reduction in cost of goods sold for fiscal 2008, 2009 and 2010 is $5.8 million, $4.6 million and $2.9 million, respectively, of advertising costs in excess of the fair value of the co-operative advertising.
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
     As noted under “Cost of Goods Sold”, the Company includes all purchasing and distribution costs to deliver the product for sale to its stores in cost of goods sold, except for certain salary, wages and administrative costs associated with the purchasing of its products. The amount of salary, wages and administrative costs associated with the purchase of its products included in selling, general and administrative costs was $1.2 million in each fiscal year 2008, 2009 and 2010.
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
     Advertising
     The Company’s advertising costs, net of vendor allowances for co-operative advertising, are recognized in the period the advertising is incurred and are included in selling, general and administrative expenses. Advertising costs, net of vendor allowances, were $23.7 million, $22.2 million and $20.4 million in fiscal 2008, 2009 and 2010, respectively.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 1 — The Company and Summary of Significant Accounting Policies (contd.)
     Advertising Allowances
     A significant portion of the Company’s advertising expenditures is in the form of twice weekly print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. The Company recognized the portion of co-operative advertising allowances directly related to the fair value of advertising as a reduction in advertising costs. The Company analyzes, on a monthly basis, the direct out-of-pocket costs for printing and distributing its print ads. Using the number of ads in a typical twice weekly advertisement, the actual direct costs of an individual advertisement is determined. The cost determined is deemed to be the fair value of advertising. The amount of co-operative advertising allowance recognized as a reduction in advertising expense was $4.4 million in fiscal 2008, $2.6 million in fiscal 2009 and $1.6 million in fiscal 2010. The amount of advertising costs in excess of the fair value of advertising is recorded as a reduction in cost of goods sold.
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
Note 2 — New Debt Issuance and Early Extinguishment of Debt
     Issuance of New Notes
     On November 29, 2010, the Company completed the sale of $255 million in aggregate principal amount of 7 3/8% Senior Notes due November 15, 2018 (the “New Notes”) in a private offering.
     The New Notes are unregistered and unsecured obligations of the Company and are guaranteed by Markets and Development and the Company’s indirect subsidiaries, Dairies and Super Rx. The Company incurred $6.4 million of debt issuance costs related to the issuance of the 7 3/8% Senior Notes, which will be amortized over the term of the New Notes to interest expense.
     Issuance of New Credit Facility
     On November 29, 2010, the Company entered into a new $245 million senior secured credit facility (the “New Credit Facility”) with Bank of America, N.A., as administrative agent and a lender. The New Credit Facility consists of a four-year $145 million term loan (the “Term Loan”) and a $100 million revolving credit facility (the “New Revolving Credit Facility”). The New Credit Facility replaced the Company’s existing $100 million credit facility as of November 29, 2010. The New Credit Facility is secured by substantially all of the Company’s personal property excluding certain intangible assets consisting of trademarks and shares of capital stock. The New Credit Facility is guaranteed by the Company, Development, Super Rx and Dairies.
     The Term Loan bears interest at Eurodollar Rate plus 2.50% or the Base rate plus 1.50% (as defined in the New Credit Facility) and the interest is payable quarterly in arrears and includes mandatory quarterly principal payments of 5.0% in each of the first two years of the agreement and 10.0% in each year three and four of the agreement. The Term Loan also includes additional mandatory principal payments on the Term Loan based on a percentage of “excess cash flow” as defined in the New Credit Facility”. The Term Loan is due November 29, 2014 with any remaining outstanding principal amounts under the Term Loan due as of that date. The security held under the New Credit Facility is held until the Term Loan is paid in full. The Company incurred $2.1 million of debt issuance cost related to the Term Loan which will be amortized over the term of the Term Loan.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 2 — New Debt Issuance and Early Extinguishment of Debt (contd.)
     Issuance of New Credit Facility (contdl)
     Subject to certain restrictions, the entire amount of the New Revolving Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the New Revolving Credit Facility are secured and will be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the letter of credit facility are expected to be used for workers’ compensation insurance obligations and may be used for new store construction and certain other corporate purposes. The availability of the loans and letters of credit is subject to certain borrowing restrictions.
     Loans under the New Revolving Credit Facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the Bank of America “prime rate”), plus 1.50%, or (ii) the “Eurodollar Rate” (defined as the British Bankers Association LIBOR Rate adjusted for the maximum reserve requirement for Eurocurrency funding), plus 2.50%. For Eurodollar Rate loans, the Company will be entitled to select interest periods of one, two, three, six, nine or twelve months, subject to availability.
     The terms and provisions relating to covenants, including restricted payments, and events of defaults under the New Revolving Credit Facility are consistent with those of the existing credit facility.
     The Company’s $49.8 million of outstanding letters of credit continue to be issued and outstanding under the New Revolving Credit Facility.
     The New Revolving Credit Facility will cease to be available and will be payable in full on November 29, 2014.
     Early Extinguishment of Debt
     On November 29, 2010, the Company used the proceeds from the New Notes and the New Term Loan and cash on hand to make a payment of $496.9 million to purchase and make tender payments on approximately $477.5 million of outstanding principal of its $525 million outstanding aggregate principal amount of 8.125% Senior Notes due 2012 (the “Old Notes”) that were validly tendered as of November 26, 2010. The tender payment included a consent fee of $10 per $1,000 of the Old Notes tendered. The Company will record $1.8 million as interest expense related to debt purchase for the consent fee paid on the Old Notes that were validly tendered. The Company also paid $17.7 million of accrued interest related to the tendered Old Notes. On December 13, 2010, the Company completed its tender offer on the Old Notes and made a payment of $2.4 million to redeem $2.4 million of Old Notes that were validly tendered. Also the Company paid $0.1 million of accrued interest on these tendered Notes.
     In connection with the Old Notes that were tendered and purchased, the Company will expense approximately $3.2 million of unamortized deferred offering costs related to the Old Notes in the first quarter of fiscal 2011.
     On November 29, 2010, the Company issued a call notice to early redeem and retire all of the remaining approximately $47.5 million outstanding Old Notes. The call date for redemption of the remaining outstanding Old Notes is January 14, 2011.
     As a result of the early extinguishment of debt, $132.3 million of previously long-term debt has been classified as current portion of long-term debt on the September 26, 2010 consolidated balance sheet.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 3 — Debt
     Long-term debt consisted of the following:

	Fiscal Year Ended
	Sept. 27,	Sept. 26,
	2009	2010
	(In thousands)

8.125% Senior Notes due 2012	$525,000	$525,000
7.75% Senior Notes due 2015	285,000	285,000

	810,000	810,000
Less current portion of long-term debt	—	132,250

Long-term debt, less current portion	$810,000	$677,750

     Interest on the 8.125% Senior Notes due June 2012 (the “8.125% Senior Notes”), is payable semi-annually in arrears on June 15 and December 15. Principal on the 8.125% Senior Notes is due in fiscal 2012.
     Interest on the 7.75% Senior Notes is payable semi-annually in arrears on April 15 and October 15. Principal on the 7.75% Senior Notes is due in fiscal 2015.
     Interest capitalized during fiscal 2008 and 2009 amounted to $11.3 million and $0.5 million, respectively. There was no capitalized interest in fiscal 2010. Interest expense incurred, before the effect of capitalized interest, amounted to $68.8 million in both fiscal years 2008 and 2009 and amounted to $68.5 million in fiscal year 2010.
     The Company is subject to certain covenants associated with its 8.125% Senior Notes and its 7.75% Senior Notes. As of September 26, 2010, the Company was in compliance with all such covenants.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 4 — Credit Facilities
     On May 4, 2010, the Company and Markets entered into the Third Amended and Restated Credit Agreement with Bank of America, N.A. (“Bank of America”), as sole and exclusive administrative agent and sole initial lender, consisting of a three-year unsecured revolving credit facility in a principal amount of up to $100 million (the “Credit Facility”), which replaced the Company’s previous credit facility.
     The Credit Facility is guaranteed by all of the Company’s existing and future material subsidiaries, including Development and the Company’s indirect subsidiary Super Rx. Subject to certain restrictions, the entire amount of the Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Credit Facility are unsecured and may be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the letter of credit facility are expected to be used to support obligations incurred in connection with the construction of stores and workers’ compensation insurance obligations. The availability of the loans and letters of credit is subject to certain borrowing restrictions.
     Loans under the Credit Facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the rate of interest publicly announced by Bank of America as its “prime rate”), plus 1.00%, or (ii) the “Eurodollar Rate” (defined as the British Bankers Association LIBOR Rate for deposits in dollars, adjusted for the maximum reserve requirement for Eurocurrency funding), plus 1.75%. For Eurodollar Rate Loans, the Eurodollar Rate will apply for periods, as selected by the Company, of one, two, three or six months (but in any event not later than the maturity date of the Credit Facility).
     The Credit Facility requires the Company to meet certain financial tests, including minimum net worth and the maintenance of minimum earnings levels. The Credit Facility contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, and (iii) make restricted payments. Markets is not limited in its ability to transfer assets in the form of loans, advances or cash dividends to the Company. The Credit Facility also contains covenants that apply to the Company and its subsidiaries, and the Company is a party to the Credit Facility for purposes of these covenants. These covenants, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, make restricted payments, enter into transactions with affiliates, and make certain amendments to the Indentures governing the 8.125% Senior Notes and the 7.75% Senior Notes (“Notes Indentures”).
     As of September 26, 2010, the Company had $49.8 million of outstanding letters of credit and it had $50.2 million available under the Credit Facility and the Company was in compliance with all restrictive covenants under the Credit Facility. However, there can be no assurance that the Company will be able to achieve the expected operating results or implement the capital expenditure strategy upon which future compliance with such covenants is based.
     The Company had no short-term borrowings outstanding as of September 26, 2010 and the Company did not incur any short-term borrowings during the fiscal year ended September 26, 2010.

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
Following is a summary of future minimum lease payments as of September 26, 2010:

		Operating
		Leases	Noncancelable
	Capital	Minimum	Sublease
	Leases	Payments	Income
	(In thousands)

2011	$2,095	$38,568	$5,242
2012	1,403	35,528	4,151
2013	943	33,103	3,724
2014	316	27,065	2,878
2015	—	25,209	2,506
Thereafter	—	190,753	18,795

Total minimum lease payments	4,757	$350,226	$37,296

Less amounts representing interest	989

Present value of minimum lease payments	3,768
Less current portion	1,562

Long-term portion	$2,206

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 5 — Leases (contd.)
Rental expense and sublease income were as follows:

	Fiscal Year Ended
	Sept. 28, 2008	Sept. 27, 2009	Sept. 26, 2010
	(In thousands)
Minimum rentals	$33,454	$30,326	$29,087
Rentals based on sales	$15,020	$16,210	$16,221
Sublease income	$2,235	$4,919	$5,586
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
Note 6 — Income Taxes
The provision for income taxes consisted of the following:

	Sept. 28, 2008	Sept. 27, 2009	Sept. 26, 2010
	(in thousands)
Current
Federal	$23,756	$16,302	$18,816
State	6,095	3,710	5,460

	29,851	20,012	24,276

Deferred
Federal	(2,826)	(152)	(5,827)
State	(1,025)	(379)	(1,862)

	(3,851)	(531)	(7,689)

Income tax expense	$26,000	$19,481	$16,587

A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

	Sept. 28, 2008	Sept. 27, 2009	Sept. 26, 2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax benefit	5.8	5.8	5.8
Tax credits	(2.3)	(2.2)	(1.2)
Other	0.5	(2.7)	0.7

Effective tax rate	39.0%	35.9%	40.3%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 6 — Income Taxes (contd.)
     Components of deferred income taxes are as follows:

	Sept. 27, 2009	Sept. 26, 2010
	(In thousands)

Deferred income tax assets:
Self-insurance reserves	$25,252	$27,756
Deferred compensation	31,504	34,209
Payroll liabilities	20,447	24,123
State franchise tax	1,377	1,860
Inventories	2,217	2,033
Income deferred for book purposes	2,602	2,074
Tax credits and operating loss carry forwards	2,561	180
Other, net	1,708	1,881

Total deferred income tax assets	87,668	94,116

Deferred income tax liabilities:
Property and equipment	(28,920)	(26,133)
Other assets	(2,255)	(2,283)

Total deferred income tax liabilities	(31,175)	(28,416)

Net deferred income tax assets	$56,493	$65,700

     The Company establishes deferred tax liabilities for anticipated tax timing differences where payment of tax is anticipated. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and the amounts may be adjusted over time as additional information becomes known.
     The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During fiscal 2010, there have been no material changes to the amount of uncertain tax positions.
     The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as either interest expense or other operating expenses.
     For federal tax purposes, the Company is subject to review on its fiscal 2007 through fiscal 2010 tax returns. During fiscal 2010, the State of California Franchise Tax Board (“FTB”) concluded their review of the Company’s fiscal 2006 state return and made no changes to the Company’s reported taxes. For state tax purposes, the Company is subject to review by the FTB of its fiscal 2007 through fiscal 2010 tax returns.

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
Amounts recognized in accumulated other comprehensive income/loss for the qualified defined pension plan:

	Pension Plan			Medical Plan
	Sept. 28,	Sept. 27,	Sept. 26,	Sept. 28,	Sept. 27,	Sept. 26,
	2008	2009	2010	2008	2009	2010
	(in thousands)
Prior service cost	$2	$2	$2	$(78)	$(78)	$(78)
Net actuarial gain/(loss)	(6,269)	19,258	3,653	$(130)	$260	$143

Total recognized in accumulated other comprehensive gain/(loss), before tax	$(6,267)	$19,260	$3,655	$(208)	$182	$65

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 7 — Retirement Plans (contd.)
     Pension and Medical Plans (contd.)
     The following tables provide a reconciliation of the changes in the pension plan’s benefit obligation and fair value of assets for fiscal years ending and a statement of the funded status as of the fiscal years ended September 27, 2009 and September 26, 2010:

	Pension Plan		Medical Plan
	Sept. 27,	Sept. 26,	Sept. 27,	Sept. 26,
	2009	2010	2009	2010
	(in thousands)

Change in benefit obligation:
Beginning balance	$52,850	$76,104	$1,364	$1,698
Service cost	2,294	3,302	34	47
Interest cost	3,857	4,002	98	91
Actuarial loss	18,318	6,551	260	157
Benefit payments	(1,215)	(1,651)	(58)	(65)

Ending balance	$76,104	$88,308	$1,698	$1,928

Change in fair value of plan assets:
Beginning balance	$47,997	$53,280	$—	$—
Actual return on plan assets	2,064	4,964	—	—
Employer contributions	4,434	3,160	58	65
Benefit payments	(1,215)	(1,651)	(58)	(65)

Ending balance	$53,280	$59,753	$—	$—

Funded status:
Fair value of plan assets	$53,280	$59,753	$—	$—
Projected benefit obligation	76,104	88,308	1,698	1,928

Under funded	$(22,824)	$(28,555)	$(1,698)	$(1,928)

     Market related value of plan assets is calculated using fair market value, as provided by a third-party trustee. The plan’s investments include cash, which earns interest, governmental securities and corporate bonds and securities.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 7 — Retirement Plans (contd.)
     Pension Plan
     The following table provides the components of fiscal 2008, 2009 and 2010 net pension expense:

	Sept. 28,	Sept. 27,	Sept. 26,
	2008	2009	2010
	(in thousands)

Expected return on assets	$(3,076)	$(3,201)	$(3,463)
Service cost	2,632	2,294	3,302
Interest cost	3,504	3,857	4,002
Amortization of prior service cost	(2)	(2)	(2)
Amortization of recognized losses	584	197	1,397

Net pension expense	$3,642	$3,145	$5,236

Actuarial assumptions used to determine net pension expense were:
Discount rate	6.25%	7.50%	5.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%
Actuarial assumptions used to determine year-end projected benefit obligation were:
Weighted-average discount rate	7.50%	5.50%	5.00%
Weighted-average rate of compensation increase	3.00%	3.00%	3.00%
     Expenses recognized for the Pension Plan were $4.0 million, $3.6 million and $5.7 million in fiscal years 2008, 2009 and 2010, respectively. Pension expenses included trustee and administrative expenses for the Pension Plan of $0.3 million, $0.4 million and $0.4 million in fiscal years 2008, 2009 and 2010, respectively.
     The Company has adopted and implemented an investment policy for the defined benefit pension plan that incorporates a strategic long-term asset allocation mix designed to meet the Company’s long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. As of September 26, 2010, the strategic target asset allocation is 67% fixed income and 33% equity. The following table summarizes actual allocations for the Company’s plan at the end of fiscal 2009 and fiscal 2010:

	Sept. 27,	Sept. 26,
	2009	2010
	(in thousands)
Asset category:
Fixed income	$37,053	$41,924
Equity	14,537	16,204
Cash and accrued income	1,690	1,625

Total	$53,280	$59,753

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 7 — Retirement Plans (contd.)
     Pension Plan (contd.)

	As of September 26, 2010
	Quoted Prices in
	Active Markets for		Significant
	Identical	Significant Other	Unobservable
	Assets/Liabilities	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Asset category:
Fixed income	$11,644	$30,280	$—	$41,924
Equity:
Small cap enhanced core fund	—	—	2,575	2,575
Mid cap enhanced core fund	—	—	3,927	3,927
Large cap enhanced core fund	—	—	9,702	9,702
Cash and accrued income	1,625	—	—	1,625

	$13,269	$30,280	$16,204	$59,753

     The above table sets forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value. The Company was unable to obtain the information necessary to prepare a reconciliation of the beginning and ending balances for investments classified as Level 3.
     Generally accepted accounting principals (“GAAP”) establishes a fair value hierarchy that priorities the inputs used to measure fair value. The three levels of the fair value hierarchy defined in the standards are as follows:
Level 1 — Quoted prices are available in active markets for identical assets or liabilities;
Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable;
Level 3 — Unobservable pricing inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing an asset or liability.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 7 — Retirement Plans (contd.)
     Pension Plan (contd.)
     The investment policy is for the fund to earn long-term investment returns in excess of inflation, which is at least equal to the actuarial discount rate used to calculate the plan’s liability. The protection of principal is the focus of the investment policy.
     The Company expects to contribute approximately $2.6 million to its defined benefit pension plan during fiscal 2011.
     Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Pension
Benefits
(in thousands)

2011	$2,933
2012	$3,538
2013	$4,317
2014	$3,966
2015	$4,211
2016 - 2020	$27,908
     Medical Plan
     The following table provides the components of fiscal 2008, 2009 and 2010 net periodic benefit costs:

	Sept. 28,	Sept. 27,	Sept. 26,
	2008	2009	2010
	(in thousands)

Service cost	$41	$34	$47
Interest cost	88	98	91
Amortization of prior service cost	78	78	78
Amortization of recognized losses	7	—	13

Net periodic benefit costs	$214	$210	$229

Actuarial assumptions used to determine net periodic benefit costs were:
Discount rate	6.25%	7.50%	5.50%
Actuarial assumptions used to determine year-end projected benefit obligation were:
Weighted-average discount rate	7.50%	5.50%	4.50%

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 7 — Retirement Plans (contd.)
     Medical Plan (contd.)
     Expenses recognized for the medical plan were $0.2 million in each fiscal year 2008, 2009 and 2010.
     The Company expects to contribute approximately $0.1 million to the medical plan during fiscal 2011.
     Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Medical
Benefits
(in thousands)

2011	$106
2012	$122
2013	$137
2014	$139
2015	$129
2016 - 2020	$686
     Profit Sharing Plan
     The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $1.2 million in fiscal 2008, $1.0 million in fiscal 2009 and $0.5 million in fiscal 2010.
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
     The Company’s expense for these retirement plans and health and welfare plans consisted of the following:

	Sept. 28,	Sept. 27,	Sept. 26,
	2008	2009	2010
	(in thousands)

Multi-Employer Pension Plans	$40,508	$40,294	$37,567
Multi-Employer Health and Welfare	71,342	73,459	83,437

Total Multi-Employer Benefits	$111,850	$113,753	$121,004

     The Company’s employer contributions fluctuate as a result of changes to employer contributions outlined in collective bargaining agreements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 8 — Labor Relations
     The Company’s collective bargaining agreements with the UFCW were renewed in March 2007 and extends through March 2011. The Company’s collective bargaining agreement with the International Brotherhood of Teamsters was renewed in October 2010 and expires in September 2015. Substantially all of our employees are covered by collective bargaining agreements.
Note 9 — Fair Value of Financial Instruments
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
     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	September 26, 2010
	(In thousands)
	Carrying	Fair
	Amount	Value

Cash and cash equivalents	$325,005	$325,005
Receivables	$35,614	$35,614
Long-term receivable, current portion	$16,001	$16,001
Long-term debt	$810,000	$819,413
Capitalized lease obligations	$3,768	$3,768

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 10 — Litigation Matters
     In the ordinary course of business, the Company is party to various legal actions which it believes are incidental to the operation of its business and the business of its subsidiaries. The Company records an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. The Company believes that the outcome of such legal proceedings to which it is currently a party will not have a material adverse effect upon its results of operations or its consolidated financial condition.
In December 2008, an action by Dennis M. O’Connor, et al. was filed in the Los Angeles Superior Court against Santee Dairies, Inc., dba Heartland Farms (now SBM Dairies, Inc.) seeking individual and potential class action monetary damages for time spent by non-exempt hourly paid employees for changing into and out of sanitary uniforms. On September 23, 2010 following mediation the case was settled. Under the settlement agreement, the settlement amount will be paid pursuant to procedures for filing and approval of claims for members of the certified class with a portion of any unclaimed amounts returned to SBM Dairies, Inc. The full settlement amount has been recorded in the Company’s consolidated financial statements.
Note 11 — Long-Term Receivable
     During the second quarter of fiscal 2010, Markets entered into the Comprehensive Tri-Party Termination Infrastructure Reimbursement Agreement (the “Termination Agreement”) with the Inland Valley Development Agency (the “IVDA”) and Hillwood/San Bernardino, LLC (“Hillwood”) to terminate commitments with Hillwood under certain obligations and settle outstanding financial issues among the parties arising from several agreements previously entered into with Hillwood and the IVDA in connection with the development of the Distribution Center. As part of the Termination Agreement, the amount previously due from the IVDA for tax increment reimbursement related to the construction of the Distribution Center was negotiated downward from $18.9 million to $17.7 million. The $17.7 million receivable was classified as a current asset and the $1.2 million adjustment out of long-term receivable was recorded to “Building and improvements” in the Company’s June 27, 2010 consolidated balance sheet. Under the Termination Agreement, Markets paid approximately $0.7 million to Hillwood as reimbursement for shared improvement costs and any further financial commitments between Markets and Hillwood were terminated. The $0.7 million reimbursement was recorded to “Buildings and improvements” in the Company’s consolidated balance sheet.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 12 — Deferred Compensation Plan
     The Company maintains a deferred compensation plan for certain executives of Markets. Mr. Jack H. Brown is not eligible to receive awards. Awards under the plan are for units that have an assigned value. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will terminate and no payment will be made. As of September 27, 2009 and September 26, 2010, there were 899,600 and 889,600 units outstanding, respectively. The Company recognized an expense for the plan of $12.1 million, $11.0 million and $7.9 million in 2008, 2009 and 2010, respectively.
Note 13 — Related Party Transactions
     On both September 25, 2008 and November 17, 2009, the Company paid a $5.0 million dividend to La Cadena.
     The Company paid legal fees of $2.8 million, $1.8 million and $2.4 million in fiscal 2008, 2009 and 2010, respectively, to the law firm of Varner & Brandt LLP. Mr. Bruce D. Varner is the Senior Partner of Varner & Brandt LLP and is also a director of the Company. Mr. Varner received director fees of $54,000 in each fiscal year 2008, 2009 and 2010.
Note 14 — Stock Redemption
     On September 25, 2008, the Company redeemed 618 shares of its Class A Common Stock for $8.2 million. The redemption was for shares distributed to the Moseley Trust by La Cadena.
     On December 28, 2009, the Company redeemed 600 shares of its Class A Common Stock for $8.0 million. The redemption was for shares distributed to the Moseley Trust by La Cadena.
     As of September 26, 2010, the Company had the ability under the Credit Facility to make restricted payments, including dividends of up to $38.0 million.
Note 15 — Asset Sale
     On October 11, 2009, the Company sold substantially all of the assets of Dairies to subsidiaries of Dean Foods (“Dean Foods”) for $88.0 million in cash, subject to a working capital adjustment, and assumption of certain liabilities including substantially all of Dairies’ current liabilities, which included accounts payable. In the second quarter of fiscal 2010, the purchase price was adjusted upward by approximately $1.5 million due to an adjustment made for working capital. Dairies’ assets which were sold consisted primarily of accounts receivable, inventory and property and equipment. The Company incurred approximately $3.8 million in transaction and other fees related to the transaction and recognized a gain, net of tax, of approximately $5.6 million. The pre-tax gain from the sale of Dairies’ assets is included in “Gain on sale of dairy assets” within the consolidated statements of income. Dairies retained responsibility for all workers compensation claims through the date of the transaction.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)
Note 16 — Quarterly Results (unaudited)
     Quarterly results for fiscal 2008, 2009 and 2010 are as follows (in thousands except share and per share amounts):

					Average
		Gross	Operating	Net	Shares	Earnings
	Sales	Profit	Profit	Income	Outstanding	Per Share
Fiscal 2008 Quarters
13 weeks ended 12/30/07	$943,030	$244,429	$27,203	$10,751	35,770	$300.56
13 weeks ended 03/30/08	925,361	256,278	34,581	13,531	35,770	378.28
13 weeks ended 06/29/08	932,668	249,221	28,372	9,179	35,770	256.61
13 weeks ended 09/28/08	940,195	248,252	25,340	7,169	35,750	200.53

	$3,741,254	$998,180	$115,496	$40,630	35,765	$1,136.03

Fiscal 2009 Quarters
13 weeks ended 12/28/08	$959,253	$246,862	$22,498	$3,541	35,152	$100.73
13 weeks ended 03/29/09	930,996	255,826	35,962	11,121	35,152	316.37
13 weeks ended 06/28/09	928,641	254,216	37,793	15,142	35,152	430.76
13 weeks ended 09/27/09	947,150	245,132	25,055	4,965	35,152	141.24

	$3,766,040	$1,002,036	$121,308	$34,769	35,152	$989.10

Fiscal 2010 Quarters
13 weeks ended 12/27/09	$923,864	$238,150	$28,146	$6,711	35,152	$190.91
13 weeks ended 03/28/10	885,537	236,445	27,085	5,967	34,572	172.60
13 weeks ended 06/27/10	900,044	245,657	27,474	5,982	34,552	173.13
13 weeks ended 09/26/10	897,394	249,696	26,119	5,924	34,552	171.45

	$3,606,839	$969,948	$108,824	$24,584	34,707	$708.33