Form 10-Q
period 2010-12-26
STATER BROS HOLDINGS INC
filed 2011-02-09
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐.
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of February 8, 2011, there were issued and outstanding
34,552 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
December 26, 2010

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 26,	Dec. 26,
	2010	2010
		(Unaudited)
Current assets
Cash and cash equivalents	$325,005	$218,179
Restricted cash	3,121	3,121
Receivables, net of allowance of $1,219 and $1,231	35,614	42,132
Income tax receivables	—	190
Inventories	203,702	237,065
Prepaid expenses	12,678	13,240
Deferred income taxes	27,428	25,413
Current portion of long-term receivable	16,001	16,001

Total current assets	623,549	555,341

Property and equipment
Land	97,770	100,671
Buildings and improvements	559,500	562,693
Store fixtures and equipment	438,306	439,243
Property subject to capital leases	9,983	9,983

	1,105,559	1,112,590
Less accumulated depreciation and amortization	461,495	474,290

	644,064	638,300
Deferred income taxes, long-term	38,272	39,929
Deferred debt issuance cost, net	8,074	12,510
Other assets	8,828	8,828

	55,174	61,267

Total assets	$1,322,787	$1,254,908

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 26,	Dec. 26,
	2010	2010
		(Unaudited)
Current liabilities
Accounts payable	$135,642	$168,122
Accrued payroll and related expenses	85,404	86,200
Accrued interest	21,845	6,234
Other accrued liabilities	40,196	35,705
Accrued income taxes	527	—
Current portion of capital lease obligations	1,562	1,625
Current portion of long-term debt	132,250	50,549

Total current liabilities	417,426	348,435

Capital lease obligations, less current portion	2,206	1,776
Long-term debt, less current portion	677,750	679,562
Long-term portion of self-insurance and other reserves	40,565	45,145
Long-term deferred benefits	75,634	74,091
Other long-term liabilities	36,073	36,502

Total liabilities	1,249,654	1,185,511

Commitments and contingencies

Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 34,552	—	—
Additional paid-in capital	8,786	8,786
Accumulated other comprehensive loss	(18,926)	(18,926)
Retained earnings	83,273	79,537

Total stockholder’s equity	73,133	69,397

Total liabilities and stockholder’s equity	$1,322,787	$1,254,908

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Dec. 27,	Dec. 26,
	2009	2010
Sales	$923,864	$899,037
Cost of goods sold	685,714	660,264

Gross profit	238,150	238,773

Operating expenses
Selling, general and administrative expenses	205,288	203,518
Gain on sale of dairy assets	(7,950)	—
Depreciation and amortization	12,666	12,444

Total operating expenses	210,004	215,962

Operating profit	28,146	22,811

Interest income	59	259
Interest expense	(17,189)	(19,198)
Interest expense related to debt purchase	—	(1,775)
Other expenses, net	(11)	(92)

Income before income taxes	11,005	2,005

Income taxes	4,294	741

Net income	$6,711	$1,264

Earnings per average common share outstanding	$190.91	$36.58

Average common shares outstanding	35,152	34,552

Shares outstanding at end of period	35,152	34,552

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	13 Weeks Ended
	Dec. 27,	Dec. 26,
	2009	2010
Operating activities:
Net income	$6,711	$1,264
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,528	15,297
Amortization of debt issuance costs	803	4,007
Premium on early retirement of debt	—	1,775
(Increase) decrease in deferred income taxes	(6,205)	358
Gain on sale of dairy assets	(7,950)	—
Loss on disposals of assets	13	92
Changes in operating assets and liabilities:
Increase in receivables	(4,945)	(6,518)
(Increase) decrease in income tax receivables	4,049	(190)
Increase in inventories	(24,905)	(33,363)
Increase in prepaid expenses	(2,122)	(562)
Decrease in assets held for sale	215	—
Decrease in other assets	796	—
Increase in accounts payable	3,917	26,009
Increase (decrease) in income taxes payable	6,450	(527)
Increase in liabilities held of sale	1,014	—
Decrease in other accrued liabilities	(17,789)	(21,081)
Increase in long-term reserves	2,430	3,466

Net cash used in operating activities	(21,990)	(9,973)

Financing activities:
Proceeds from issuance of long-term debt	—	400,000
Debt issuance cost	—	(6,972)
Principal payments on long-term debt	—	(479,889)
Principal payments on capital lease obligations	(315)	(367)
Dividend paid	(5,000)	—

Net cash used in financing activities	(5,315)	(87,228)

Investing activities:
Proceeds from sale of dairy assets, net of fees	84,294	—
Purchase of property and equipment	(11,666)	(9,766)
Proceeds from sale of property and equipment	10	141

Net cash provided by (used in) investing activities	72,638	(9,625)

Net increase (decrease) in cash and cash equivalents	45,333	(106,826)
Cash and cash equivalents at beginning of period	196,914	325,005

Cash and cash equivalents at end of period	$242,247	$218,179

Interest paid	$32,588	$30,803
Income taxes paid	$—	$1,100
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 26, 2010
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended December 26, 2010 are not necessarily indicative of the results that may be experienced for the year ending September 25, 2011.
     The consolidated balance sheet at September 26, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K for the year ended September 26, 2010.
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
Note 3 — Subsequent Events
     The Company has evaluated the impact of subsequent events and determined that, other than the call on January 14, 2011 of all of its remaining outstanding $525.0 million 8.125% Senior Notes in the amount of $45.1 million and a dividend payment of $5.0 million on December 28, 2010, it did not have any subsequent events that needed to be disclosed in its consolidated financial statements.
Note 4 — Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 5 — Income Taxes
     The Company establishes deferred tax liabilities for anticipated tax timing differences where payment of tax is anticipated. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and the amounts may be adjusted over time as additional information becomes known.
     The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the thirteen weeks ended December 26, 2010, there were no material changes to the amount of uncertain tax positions.
     The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as either interest expense or other operating expenses.
     For federal tax purposes, the Company is subject to review of its fiscal 2007 through fiscal 2010 tax returns. During the first quarter of fiscal 2011, the State of California Franchise Tax Board (“FTB”) concluded their audit of the Company’s fiscal 2007 state return and made no significant changes to the Company’s reported taxes. For state tax purposes, the Company is subject to review of its fiscal 2008 through fiscal 2010 state tax returns. The Company has been notified that the FTB intends to audit its fiscal 2008 and fiscal 2009 state tax returns. To date, the FTB has only made a request to schedule the audit for those years.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 26, 2010
Note 6 — Retirement Plans
     The Company has a Noncontributory Defined Benefit Pension Plan (the “Plan”) covering substantially all non-union employees. The Plan provides for benefits based on an employee’s compensation during the eligibility period while employed with the Company. The Company’s funding policy for the Plan is to contribute annually at a rate that is intended to provide sufficient assets to meet future benefit payment requirements. Market value of Plan assets is calculated using fair market values as provided by a third-party trustee. The Plan’s investments include cash, which earns interest, and governmental securities and corporate bonds and securities.
The following table provides the components of net periodic pension expense:

	Dec. 27,	Dec. 26,
	2009	2010
	(in thousands)
Expected return on assets	$(866)	$(971)
Service cost	826	944
Interest cost	1,001	1,072
Amortization of prior service cost	(1)	1
Amortization of recognized losses	349	392

Net pension expense	$1,309	$1,438

Actuarial assumptions used to determine net pension expense were:
Discount rate	5.50%	5.00%
Rate of increase in compensation levels	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%
The Company made approximately $0.6 million of contributions to the Plan in the thirteen weeks ended December 26, 2010 and the Company expects to contribute an additional $2.0 million during the remainder of fiscal 2011.
Note 7 — Asset Sale
     On October 11, 2009, the Company sold substantially all of the assets of Dairies to subsidiaries of Dean Foods (“Dean Foods”) for $88.0 million in cash, subject to a working capital adjustment, and the assumption by Dean Foods of certain liabilities including substantially all of Dairies’ current liabilities, which included accounts payable. In the second quarter of fiscal 2010, the purchase price was adjusted upward by approximately $1.5 million due to an adjustment made for working capital. Dairies’ assets which were sold consisted primarily of accounts receivable, inventory and property and equipment. The Company incurred approximately $3.8 million in transaction and other fees related to the transaction and recognized a gain, net of tax, of approximately $5.6 million. The pre-tax gain from the sale of Dairies’ assets is included in “Gain on sale of dairy assets” within the unaudited consolidated statements of income. Dairies retained responsibility for all workers compensation claims through the date of the transaction.
     Also on October 11, 2009, the Company entered into a ten year Product Purchase Agreement (the “PPA”) with Dean Foods to purchase substantially all of its milk products sold in its supermarkets from Dean Foods. The purchase prices under the PPA are deemed to approximate market pricing.
     As of October 11, 2009, the Company ceased all dairy manufacturing operations.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 26, 2010
Note 8 — New Debt Issuance and Early Extinguishment of Debt
     Issuance of New Notes
     On November 29, 2010, the Company issued $255.0 million in aggregate principal amount of 7.375% Senior Notes due November 15, 2018 (the “New Notes”) in a private offering. The New Notes are unregistered and unsecured obligations of the Company. The Company incurred approximately $6.4 million of debt issuance costs related to the issuance of the New Notes of which $5.4 million was paid as of December 26, 2010. These costs will be amortized to interest expense over the term of the New Notes.
     Issuance of New Credit Facility
     On November 29, 2010, the Company entered into a new $245.0 million senior secured credit facility (the “Credit Facility”) with Bank of America, N.A., as administrative agent and a lender. Lenders under the Credit Facility consist of a consortium of banks. The Credit Facility consists of a four-year $145.0 million term loan (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Facility replaced the Company’s existing $100.0 million credit facility. The Credit Facility is secured by substantially all of the Company’s personal property excluding certain intangible assets consisting of trademarks and shares of capital stock. The Credit Facility is guaranteed by the Company, Development, Super Rx and Dairies.
     The Term Loan bears interest at Eurodollar Rate plus 2.50% or the Base rate plus 1.50% (as defined in the Credit Facility) and the interest under the Term Loan is payable quarterly in arrears and includes mandatory quarterly principal payments of 5.0% in each of the first two years of the agreement and 10.0% in each of the years three and four of the agreement. The Term Loan also includes additional mandatory principal payments on the Term Loan based on a percentage of “excess cash flow” as defined in the Credit Facility. The Term Loan is due November 29, 2014 with any remaining outstanding principal amounts under the Term Loan due as of that date. The security held under the Credit Facility is held until the Term Loan is paid in full. The Company incurred approximately $2.0 million of debt issuance cost related to the Term Loan of which approximately $1.5 million was paid as of December 26, 2010. These costs will be amortized to interest expense over the term of the Term Loan.
     As of December 26, 2010, the Company’s interest rates on the Term Loan were based on the Eurodollar Rate and consisted of a ninety day rate of approximately 2.800% on approximately $5.4 million of outstanding principal amount and a twelve month rate of approximately 3.287% on approximately $139.6 million.
     Subject to certain restrictions, the entire amount of the Revolving Credit Facility may be used for loans, letters of credit or a combination thereof. Borrowing under the Revolving Credit Facility are secured and will be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the Revolving Credit Facility are expected to be used for workers’ compensation insurance obligations and may be used for new store construction and certain other corporate purposes. The availability of the loans and letters of credit is subject to certain borrowing restrictions.
     Loans under the Revolving Credit Facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the Bank of America “prime rate”), plus 1.50%, or (ii) the “Eurodollar Rate” (defined as the British Bankers Association LIBOR Rate adjusted for the maximum reserve requirement for Eurocurrency funding), plus 2.50%. For Eurodollar Rate loans, the Company will be entitled to select interest periods of one, two , three, six, nine or twelve months, subject to availability.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 26, 2010
Note 8 — New Debt Issuance and Early Extinguishment of Debt (contd.)
Issuance of New Credit Facility (contd.)
The Credit Facility requires the Company to meet certain financial tests, including minimum net worth and the maintenance of minimum earnings levels. The Credit Facility contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, (iii) make restricted payments and (iv) make certain amendments to the Indentures governing the 8.125% Senior Notes, 7.375% Senior Notes and 7.75% Senior Notes (“Notes Indentures”). Markets and the Company’s other direct and indirect subsidiaries are not limited in their ability to transfer assets in the form of loans, advances or cash dividends to the Company. As of December 26, 2010, the Company was in compliance with all restrictive covenants under the Credit Facility.
     The Company had no short-term borrowings outstanding under the Revolving Credit Facility as of December 26, 2010 and the Company did not incur any short-term borrowings under the Revolving Credit Facility during the quarter ended December 26, 2010.
     Early Extinguishment of Debt
     The Company used the proceeds from the New Notes and the new Term Loan and cash on hand to purchase and early retire all of its $525.0 million 8.125% Senior Notes due June 15, 2012 (“Retired Notes”). On November 29, 2010, the Company paid approximately $479.2 million to purchase and make a tender payment on approximately $477.5 million outstanding balance of Retired Notes that had been validly tendered as of that date. The payment included a tender premium of approximately $1.8 million that has been recorded under “Interest expense related to debt purchase” in the Company’s consolidated financial statements. On December 13, 2010, the Company paid approximately $2.4 million to purchase approximately $2.4 million of outstanding Retired Notes that had been tendered as of that date. In the first quarter of fiscal 2011, the Company recorded to “Interest expense” approximately $3.3 million in unamortized deferred offering costs related to the Retired Notes. Subsequent to December 26, 2010, the Company, on January 14, 2011, called all remaining outstanding Retired Notes and paid approximately $45.1 million to retire the remaining notes. In the second quarter of fiscal 2011, the Company will record approximately $0.3 million to interest expense for the remaining unamortized deferred offering costs on the Retired Notes called on January 14, 2011.
Note 9 — Subsidiary Guarantee
     As of December 26, 2010, the Company had $285.0 million of 7.75% Senior Notes due April 15, 2015, $255.0 million of unregistered 7.375% Senior Notes due November 15, 2018 and $45.1 million of Retired Notes, collectively (the “Notes”).
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
     The Company called and retired the remaining $45.1 million of Retired Notes on January 14, 2011.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 26, 2010
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
     In December 2008, an action by Dennis M. O’Connor, et al. was filed in the Los Angeles Superior Court against Santee Dairies, Inc., dba Heartland Farms (now SBM Dairies, Inc.) seeking individual and potential class action monetary damages for time spent by non-exempt hourly paid employees for changing into and out of sanitary uniforms. On September 23, 2010 following mediation, the case was settled. Under the settlement agreement, the settlement amount will be paid pursuant to procedures for filing and approval of claims for members of the certified class with a portion of any unclaimed amounts returned to SBM Dairies, Inc. The full settlement amount was recorded in the Company’s consolidated financial statements for the fiscal year ended September 26, 2010.
Note 11 — Long-Term Receivable
     The Company has approximately $16.0 million due from the Inland Valley Development Agency (the “IVDA”) for tax increment reimbursement related to the construction of the Company’s Distribution Center. In fiscal 2010, $17.7 million which represented the net present value of the future tax increments was converted to a cash payment of approximately $1.7 million and a note of $16.0 million from the IVDA which was due December 31, 2010. The IVDA requested and the Company granted an extension of the due date on the IVDA note to March 31, 2011. The IVDA note bears an annual interest rate of 5.0%.
Note 12 — Dividend
     On November 17, 2009, the Company paid a $5.0 million dividend to La Cadena Investments (“La Cadena”), the sole shareholder of the Company. On December 20, 2010, the Company declared a $5.0 million dividend to La Cadena. Subsequent to December 26, 2010, the dividend was paid on December 28, 2010.
     After the Company’s $5.0 million dividend payment on December 28, 2010 and taking into consideration its financial results as of December 26, 2010, the Company had the ability to make restricted payments, including dividends, of $33.7 million.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 26, 2010
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
     Current Portion of Long-Term Receivable
     Although market quotes for the fair value of the Company’s long-term receivable are not readily available, the Company valued its long-term receivable based on a discounted cash flow approach applying a discount rate that approximates long-term market rates.
     Long-Term Debt and Capital Lease Obligations
     The fair value of the 8.125% Senior Notes, the 7.75% Senior Notes and the 7.375% Senior Notes are based on quoted market prices. Although market quotes for the fair value of the Company’s Term Loan and capitalized lease obligations are not readily available, the Company believes the stated value approximates fair value.
     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	December 26, 2010
	(In thousands)
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$218,179	$218,179
Receivables	$42,322	$42,322
Current portion of long-term receivable	$16,001	$16,001
Capital lease obligations	$3,401	$3,401
Long-term debt	$730,111	$734,649

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART I — FINANCIAL INFORMATION (contd.)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES
We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies are summarized in our report on Form 10-K for the year ended September 26, 2010.
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
SIGNIFICANT ACCOUNTING POLICIES
There are certain accounting policies that we have adopted that may differ from policies of other companies within our industry and other companies as a whole. Such differences in the treatment of these policies may be important to the readers of our report on Form 10-Q and our unaudited consolidated financial statements contained herein. For further information regarding our accounting policies, refer to the significant accounting policies included in the notes to the unaudited consolidated financial statements contained herein and in our report on Form 10-K for the year ended September 26, 2010.

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
EXECUTIVE OVERVIEW
We are the largest privately owned supermarket chain in Southern California. Our revenues are generated primarily from retail sales through our supermarkets. Our success is a result of our marketing strategy of offering everyday low prices while providing our customers with friendly and outstanding service on each of their visits to our stores which has been a seventy-five year Stater Bros.’ tradition.
As a result of the continued decline of the economy in our primary marketing area, we anticipate that our fiscal 2011 sales will be lower than our fiscal 2010 sales. Our strategy in the near term is to retain customer counts during these challenging economic times by continuing to provide exceptional customer service and provide value to our customers on their purchases from our supermarkets.
Our marketing area of Southern California continues to be highly competitive and in flux. With the current economic conditions, our marketing area has seen job losses and business closures which has put and will continue to put pressure on our gross margin as we endeavor to retain our customer base. We anticipate continued competitive pressures from “big box” format competitors including Walmart, Costco, Target and Winco and from our traditional grocery format competitors Vons, Albertsons and Ralphs and from independent supermarket operators.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Sales and Cost of Goods Sold

Fiscal Period Ended	Change
Dec. 27,	Dec. 26,	2011 to 2010
(in thousands)	2009	2010	Dollar	%
Sales	$923,864	$899,037	$(24,827)	(2.69)%

Gross Profit	$238,150	$238,773	$623	0.26%
as a % of sales	25.78%	26.56%
Sales
Sales in our supermarkets decreased 2.31% or $21.3 million for the first quarter of fiscal 2011 compared to the same period in fiscal 2010. Prior to our sale of our Dairy operations in October 2009, the Dairy had fiscal 2010 sales of $3.5 million that are not present in our fiscal 2011 sales.
Like Store Sales
We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year period, we only include the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year period. For stores that have been closed, we only include the prior year’s weekly sales that correspond to the weeks the stores were opened in the current year. Replacement store sales are included in like store sales. We have had no new store openings nor any store closures in either fiscal 2010 or fiscal 2011.
Like store sales are affected by various factors including, but not limited to, inflation, deflation, promotional discounting, customer traffic, buying trends, pricing pressures from competitors and competitive openings and closings.
Like store sales decreased $21.3 million or 2.31% from the first quarter of fiscal 2010.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Gross Profit
Gross profit margin, as a percentage of sales, in the first quarter of fiscal 2011 increased 0.78% to 26.56% from 25.78% in fiscal 2010. The increase in our first quarter margin is attributed to a special produce promotion that occurred during a portion of the first quarter of fiscal 2010 that was not present in fiscal 2011 and to more focused promotional efforts in fiscal 2011. During the first quarter of fiscal 2011, we have begun to see increased prices in commodity prices of oils, sugar, coffee and other commodity pricing and we expect to see additional price increases in the products we sell. We anticipate that the current economic conditions and continued competitive pressures will limit our ability to pass on price increases which will put pressure on our gross margin in the foreseeable future.
Operating Expenses and Operating Profit

	Fiscal Period Ended		Change
	Dec. 27,	Dec. 26,	2011 to 2010
(in thousands)	2009	2010	Dollar	%
Operating Expenses:
Selling, general and
administrative expenses	$205,288	$203,518	$(1,770)	(0.86)%
as a % of sales	22.22%	22.64%

Gain on sale of assets	$(7,950)	$—	$7,950	—
as a % of sales	(0.86)%	0.00%

Depreciation and amortization	$12,666	$12,444	$(222)	(1.75)%
as a % of sales	1.37%	1.38%

Operating profit	$28,146	$22,811	$(5,335)	(18.95)%
as a % of sales	3.05%	2.54%
Selling, General and Administrative Expenses
The increase, as a percentage of sales, in selling, general and administrative expenses in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 is due primarily to increases, as a percentage of sales, in payroll related expenses. Our payroll cost, as a percentage of sales, increased 0.59% and includes increases in union insurance cost of 0.55%, as a percentage of sales.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the first quarters of fiscal 2011 and fiscal 2010 is $299,000 and $314,000, respectively.
Gain on Sale of Dairy Assets
Gain on sale of dairy assets, in fiscal 2010, comprises approximately $8.0 million of pre-tax gain from the sale of our dairy assets. The Dairy transaction is described in “Note 7 — Asset Sale” to our unaudited consolidated financial statements contained herein.
Depreciation and Amortization
Depreciation and amortization expense in the first quarter of fiscal 2011 was comparable to fiscal 2010. Included in both the first quarters of fiscal 2011 and fiscal 2010 cost of goods sold is $2.9 million of depreciation and amortization related to our warehousing and distribution activities.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Interest Income
Interest income was $259,000 and $59,000 for the first quarters of fiscal 2011 and fiscal 2010, respectively.
Interest Expense
Interest expense was $19.2 million for the first quarter of fiscal 2011 and $17.2 million in the first quarter of fiscal 2010. Interest expense for the first quarter of fiscal 2011 includes approximately $3.3 million from the write-off of unamortized deferred offering costs from the early retirement of approximately $479.9 million of our $525.0 million 8.125% Senior Notes with the remaining outstanding portion being retired on January 14, 2011. With our reduction in outstanding debt of approximately $125.0 million and the lower interest rates on our new long-term debt, we anticipate we will incur less interest expense in fiscal 2011 than in fiscal 2010.
Interest Expense Related to Debt Purchase
In the first quarter of fiscal 2011, we paid approximately $1.8 million in tender premium related to our tender offer to early redeem a significant portion of our $525.0 million 8.125% Senior Notes.
Income Before Income Taxes
Income before income taxes amounted to $2.0 million and $11.0 million in the first quarters of fiscal 2011 and fiscal 2010, respectively.
Income Taxes
Income taxes amounted to $0.7 million and $4.3 million in the first quarters of fiscal 2011 and fiscal 2010, respectively. Our effective tax rate was 37.0% and 39.0% for the first quarters of fiscal 2011 and fiscal 2010, respectively. The lower effective rate for fiscal 2011 is due primarily to tax credits being applied against lower taxable income in the current year versus the prior year.
Net Income
Net income for the first quarter of fiscal 2011 amounted to $1.3 million compared to $6.7 million in the first quarter of fiscal 2010.
LIQUIDITY AND CAPITAL RESOURCES
We historically fund our daily cash flow requirements through funds provided by operations. We have the ability to borrow under our short-term revolving credit facility. Our credit facility expires in November 2014 and includes a revolving credit facility for working capital and letters of credit of $100.0 million. The letters of credit are maintained pursuant to our workers’ compensation and general liability self-insurance requirements.
As of December 26, 2010, we had approximately $49.8 million of outstanding letters of credit and we had approximately $50.2 million available under the revolving credit facility.
We had no short-term borrowings outstanding under our revolving credit facility as of December 26, 2010. We did not incur any short-term borrowings under our revolving credit facility in the first quarter of fiscal 2011.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth our contractual cash obligations and commercial commitments as of December 26, 2010.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
8.125% Senior Notes called January 2011
Principal	$45,111	$45,111	$—	$—	$—
Interest	295	295	—	—	—

	45,406	45,406	—	—	—
Term Loan due November 2014 (1)
Principal	145,000	5,438	19,938	119,624	—
Interest	17,073	4,752	8,654	3,667	—

	162,073	10,190	28,592	123,291	—
7.75% Senior Notes due April 2015
Principal	285,000	—	—	285,000	—
Interest	99,394	22,088	44,175	33,131	—

	384,394	22,088	44,175	318,131	—
7.375% Senior Notes due November 2018
Principal	255,000	—	—	—	255,000
Interest	149,720	18,075	37,613	37,613	56,419

	404,720	18,075	37,613	37,613	311,419
Capital lease obligations (2)
Principal	3,401	1,625	1,649	127	—
Interest	834	470	359	5	—

	4,235	2,095	2,008	132	—

Operating leases (2)	343,615	38,284	67,171	51,940	186,220

Total contractual cash obligations	$1,344,443	$126,735	$179,559	$531,107	$507,042

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby letters of credit (3)	$49,762	$49,762	$—	$—	$—

Total other commercial commitments	$49,762	$49,762	$—	$—	$—

(1)	As of December 26, 2010, interest on our Term Loan is based on the Eurodollar Rate plus 2.50% and consisted of a ninety day rate of 2.800% on approximately $5.4 million and a twelve month rate of 3.287% on approximately $139.6 million. For purposes of contractual cash obligations shown here, we have assumed the December 26, 2010 90 day and twelve month interest rates for the respective assumed short-term and long-term portions of our Term Loan.
(footnotes continued on following page)

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)

(2)	We lease the majority of our retail stores. We have subleased our former headquarters building and certain former distribution facilities located in Colton, California under an initial 15 year term for an amount equal to our lease payment. For purposes of contractual cash obligations shown here, minimum lease payments on this lease are shown without sub-lease offsets. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(3)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between February 2011 and December 2011.
Working capital amounted to $206.9 million at December 26, 2010 and $206.1 million at September 26, 2010, and our current ratios were 1.59:1 and 1.49:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash used in operating activities for the thirteen weeks ended December 26, 2010 was $10.0 million and was $22.0 million for the thirteen weeks ended December 27, 2009. Significant uses of cash for operating activities in the first quarter of fiscal 2011 included increases in inventory levels, to meet holiday sales demand as well as additional forward buys in anticipation of price increases, and a decrease in accrued interest due to the timing of interest payments. Uses of cash were partially offset by an increase in accounts payable.
In the first quarter of fiscal 2011, we had cash used in financing activities of $87.2 million which resulted from the early retirement of $479.9 million of our $525.0 million 8.125% Senior Notes offset by new debt issuance of $400.0 million comprised of $255.0 million 7.375% Senior Notes due 2018 and our $145.0 million Term Loan due 2014.
After taking into consideration our $5.0 million dividend payment on December 28, 2010 and based on our financial results as of December 26, 2010, we had the ability and right to pay a restricted payment, including dividends, of up to $33.7 million.
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
DECEMBER 26, 2010
PART I — FINANCIAL INFORMATION (contd.)
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are subject to interest rate risk on our fixed interest rate debt obligations. Our fixed rate debt obligations are comprised of our Term Loan, our 7.75% Senior Notes due April 2015, our 7.375% Senior Notes due November 2018 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. While interest rate changes will impact the market value risk of our bonds, such changes in the market value of our bonds do not affect our earnings or cash flows. Our earnings and our cash flows may be affected to the extent the interest rate on our Term Loan changes at each interest rate renewal period. We have not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk.
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 26, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 26, 2010. There were no material changes in our internal control over financial reporting during the first quarter of fiscal 2011.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
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
In December 2008, an action by Dennis M. O’Connor, et al. was filed in the Los Angeles Superior Court against Santee Dairies, Inc., dba Heartland Farms (now SBM Dairies, Inc.) seeking individual and potential class action monetary damages for time spent by non-exempt hourly paid employees for changing into and out of sanitary uniforms. On September 23, 2010, following mediation the case was settled. Under the settlement agreement, the settlement amount will be paid pursuant to procedures for filing and approval of claims for members of the certified class with a portion of any unclaimed amounts returned to SBM Dairies, Inc. The full settlement amount has been recorded in our consolidated financial statements for our fiscal year ended September 26, 2010.

STATER BROS. HOLDINGS INC.
DECEMBER 26, 2010
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

STATER BROS. HOLDINGS INC.
DECEMBER 26, 2010
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

Date: February 8, 2011	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2011	/s/ Phillip J. Smith
Phillip J. Smith
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)