Form 10-Q
period 2011-03-27
STATER BROS HOLDINGS INC
filed 2011-05-11
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2011

or

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
As of May 10, 2011, there were issued and outstanding
33,837 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
March 27, 2011

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 26,	Mar. 27,
	2010	2011
		(Unaudited)
Current assets
Cash and cash equivalents	$325,005	$172,888
Restricted cash	3,121	3,121
Receivables, net of allowance of $1,219 and $1,237	35,614	40,150
Income tax receivables	—	2,399
Inventories	203,702	235,608
Prepaid expenses	12,678	12,057
Deferred income taxes	27,428	25,172
Current portion of long-term note receivable	—	600
Current portion of long-term receivable	16,001	15,501

Total current assets	623,549	507,496

Property and equipment
Land	97,770	101,102
Buildings and improvements	559,500	563,125
Store fixtures and equipment	438,306	442,819
Property subject to capital leases	9,983	9,983

	1,105,559	1,117,029

Less accumulated depreciation and amortization	461,495	488,856

	644,064	628,173

Deferred income taxes, long-term	38,272	38,304
Deferred debt issuance cost, net	8,074	11,729
Long-term note receivable, less current portion	—	2,418
Other assets	8,828	8,668

	55,174	61,119

Total assets	$1,322,787	$1,196,788

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 26,	Mar. 27,
	2010	2011
		(Unaudited)
Current liabilities
Accounts payable	$135,642	$139,659
Accrued payroll and related expenses	85,404	88,902
Accrued interest	21,845	17,657
Other accrued liabilities	40,196	34,815
Accrued income taxes	527	—
Current portion of capital lease obligations	1,562	1,569
Current portion of long-term debt	132,250	7,250

Total current liabilities	417,426	289,852

Capital lease obligations, less current portion	2,206	1,449
Long-term debt, less current portion	677,750	677,750
Long-term portion of self-insurance and other reserves	40,565	45,571
Long-term deferred benefits	75,634	76,461
Other long-term liabilities	36,073	37,074

Total liabilities	1,249,654	1,128,157

Commitments and contingencies

Stockholder’s equity
Common Stock, $.01 par value: Authorized shares — 100,000
Issued and outstanding shares — 0	—	—
Class A Common Stock, $.01 par value: Authorized shares — 100,000 Issued and outstanding shares — 34,552 in 2010, 33,837 in 2011	—	—
Additional paid-in capital	8,786	8,605
Accumulated other comprehensive loss	(18,926)	(18,926)
Retained earnings	83,273	78,952

Total stockholder’s equity	73,133	68,631

Total liabilities and stockholder’s equity	$1,322,787	$1,196,788

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	13 Weeks Ended
	Mar. 28,	Mar. 27,
	2010	2011
Sales	$885,537	$913,397
Cost of goods sold	649,092	668,260

Gross profit	236,445	245,137
Operating expenses
Selling, general and administrative expenses	198,018	205,959
Gain on sale of dairy assets	(1,446)	—
Depreciation and amortization	12,788	12,071

Total operating expenses	209,360	218,030

Operating profit	27,085	27,107

Interest income	26	216
Interest expense	(17,374)	(12,637)
Other income, net	16	2

Income before income taxes	9,753	14,688

Income taxes	3,786	5,914

Net income	$5,967	$8,774

Earnings per average common share outstanding	$172.60	$256.50

Average common shares outstanding	34,572	34,206

Shares outstanding at end of period	34,552	33,837

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	26 Weeks Ended
	Mar. 28,	Mar. 27,
	2010	2011
Sales	$1,809,401	$1,812,434
Cost of goods sold	1,334,806	1,328,524

Gross profit	474,595	483,910
Operating expenses
Selling, general and administrative expenses	403,306	409,477
Gain on sale of dairy assets	(9,396)	—
Depreciation and amortization	25,454	24,515

Total operating expenses	419,364	433,992

Operating profit	55,231	49,918

Interest income	85	475
Interest expense	(34,563)	(31,835)
Interest related to debt purchase	—	(1,775)
Other income (expense), net	5	(90)

Income before income taxes	20,758	16,693

Income taxes	8,080	6,655

Net income	$12,678	$10,038

Earnings per average common share outstanding	$363.66	$291.98

Average common shares outstanding	34,862	34,379

Shares outstanding at end of period	34,552	33,837

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	26 Weeks Ended
	March 28,	March 27,
	2010	2011
Operating activities:
Net income	$12,678	$10,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,163	30,169
Amortization of debt issuance costs	1,614	4,871
Premium paid on early retirement of debt	—	1,775
(Increase) decrease in deferred income taxes	(4,502)	2,224
Gain on sale of dairy assets	(9,396)	—
(Gain) loss on disposals of assets	(3)	93
Changes in operating assets and liabilities:
Increase in receivables	(1,146)	(4,536)
Increase in income tax receivables	(1,419)	(2,399)
Increase in inventories	(13,109)	(31,906)
(Increase) decrease in prepaid expenses	(1,584)	621
Decrease in assets held for sale	215	—
Decrease in other assets	703	160
Increase (decrease) in accounts payable	(8,787)	4,017
Decrease in income taxes payable	—	(527)
Increase in liabilities held for sale	1,014	—
Increase (decrease) in other accrued liabilities	3,118	(7,846)
Increase in long-term reserves	5,054	6,834

Net cash provided by operating activities	15,613	13,588

Financing activities:
Proceeds from issuance of long-term debt	—	400,000
Debt issuance costs	—	(8,526)
Principal payments on long-term debt	—	(525,000)
Principal payments on capital lease obligations	(642)	(750)
Stock redemption	(8,000)	(9,540)
Dividend paid	(5,000)	(5,000)

Net cash used in financing activities	(13,642)	(148,816)

Investing activities:
Decrease in long-term note receivable	300	—
Decrease in long term receivable	—	500
Proceeds from sale of dairy assets, net of fees	85,833	—
Purchase of property and equipment	(21,132)	(17,531)
Proceeds from sale of property and equipment	43	142

Net cash provided by (used in) investing activities	65,044	(16,889)

Net increase (decrease) in cash and cash equivalents	67,015	(152,117)
Cash and cash equivalents at beginning of period	196,914	325,005

Cash and cash equivalents at end of period	$263,929	$172,888

Interest paid	$32,784	$33,014

Income taxes paid	$14,000	$7,355
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 27, 2011
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended March 27, 2011 are not necessarily indicative of the results that may be expected for the year ending September 25, 2011.
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
Note 3 — Subsequent Events
     The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there were no material subsequent events that need to be disclosed in its consolidated financial statements.
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
     The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the twenty-six weeks ended March 27, 2011, there have been no material changes to the amount of uncertain tax positions.
     The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as interest expense or other operating expenses.
     For federal tax purposes, the Company is subject to review of its fiscal 2007 through fiscal 2010 tax returns. During the first quarter of fiscal 2011, the State of California Franchise Tax Board (“FTB”) concluded their audit of the Company’s fiscal 2007 state return and made no significant changes to the Company’s reported taxes. For state tax purposes, the Company is subject to review of its fiscal 2008 through fiscal 2010 state tax returns. The Company has been notified that the FTB intends to audit its fiscal 2008 and 2009 state tax returns. To date, the FTB has scheduled the audit for those years and has made normal informational requests.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 27, 2011
Note 6 — Retirement Plans
     The Company has a Noncontributory Defined Benefit Pension Plan (the “Plan”) covering substantially all non-union employees. The Plan provides for benefits based on an employee’s compensation during the eligibility period while employed with the Company. The Company’s funding policy for this Plan is to contribute annually at a rate that is intended to provide sufficient assets to meet future benefit payment requirements. The market value of Plan assets is calculated using fair market values as provided by a third-party trustee. The Plan’s investments include cash, which earns interest, governmental securities, and corporate bonds and securities.
The following table provides the components of net periodic pension expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Mar. 28,	Mar. 27,	Mar. 28,	Mar. 27,
	2010	2011	2010	2011
	(in thousands)		(in thousands)
Expected return on assets	$(866)	$(971)	$(1,732)	$(1,942)
Service cost	825	943	1,651	1,887
Interest cost	1,000	1,072	2,001	2,144
Amortization of prior service cost	—	—	(1)	1
Amortization of recognized losses	350	393	699	785

Net pension expense	$1,309	$1,437	$2,618	$2,875

Actuarial assumptions used to determine net pension expense were:
Discount rate	5.50%	5.00%	5.50%	5.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%	6.50%
     The Company made approximately $1.2 million of contributions to the Plan during the twenty-six weeks ended March 27, 2011 and the Company expects to contribute an additional $1.4 million during the remainder of fiscal 2011.
Note 7 — Asset Sale
     On October 11, 2009, the Company sold substantially all of the assets of Dairies to subsidiaries of Dean Foods (“Dean Foods”) for $88.0 million in cash, subject to a working capital adjustment, and the assumption by Dean Foods of certain liabilities including substantially all of Dairies’ current liabilities, which included accounts payable. In the second quarter of fiscal 2010, the purchase price was adjusted upward by approximately $1.5 million due to an adjustment made for working capital. Dairies’ assets which were sold consisted primarily of accounts receivable, inventory and property and equipment. The Company incurred approximately $3.8 million in transaction and other fees related to the sale and recognized a gain, net of tax, of approximately $5.6 million. The pre-tax gain from the sale of Dairies’ assets is included in “Gain on sale of dairy assets” within the unaudited consolidated statements of income. Dairies retained responsibility for all workers compensation claims through the date of the transaction.
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
MARCH 27, 2011
Note 8 — New Debt Issuance and Early Extinguishment of Debt
     Issuance of New Notes
     On November 29, 2010, the Company issued $255.0 million in aggregate principal amount of 7.375% Senior Notes due November 15, 2018 (the “New Notes”) in a private offering. The New Notes are unregistered and unsecured obligations of the Company. The Company incurred approximately $6.5 million of debt issuance costs related to the issuance of the New Notes, which will be amortized to interest expense over the term of the New Notes.
     Issuance of New Credit Facility
     On November 29, 2010, the Company and Markets entered into a new $245.0 million senior secured credit facility (the ”Credit Facility”) with Bank of America, N.A., as administrative agent and a lender. Lenders under the Credit Facility consist of a consortium of banks. The Credit Facility consists of a four-year $145.0 million term loan (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Facility replaced the Company’s existing $100.0 million credit facility. The Credit Facility is secured by substantially all of the Company’s personal property excluding certain intangible assets consisting of trademarks and shares of capital stock. The Credit Facility is guaranteed by the Company, its direct subsidiary Development and by its indirect subsidiaries Super Rx and Dairies.
     The Term Loan bears interest at the Eurodollar Rate plus 2.50% or the Base rate plus 1.50% (as defined in the Credit Facility) and the interest under the Term Loan is payable quarterly in arrears and includes mandatory quarterly principal payments of 5.0%, of the original outstanding balance, in each of the first two years of the agreement and 10.0%, of the original outstanding balance, in each of the years three and four of the agreement. The Term Loan also includes additional mandatory principal payments on the Term Loan based on a percentage of “excess cash flow” as defined in the Credit Facility. The Term Loan is due November 29, 2014 with any remaining outstanding principal amounts under the Term Loan due as of that date. The security held under the Credit Facility is held until the Term Loan is paid in full. The Company incurred approximately $2.0 million of debt issuance costs related to the Term Loan, which will be amortized to interest expense over the term of the Term Loan.
     As of March 27, 2011, the interest rates on the Term Loan were based on the Eurodollar Rate and consisted of a ninety day rate of approximately 2.800% on approximately $5.4 million of outstanding principal amount and a twelve month rate of approximately 3.287% on approximately $139.6 million of outstanding principal amount.
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
MARCH 27, 2011
Note 8 — New Debt Issuance and Early Extinguishment of Debt (contd.)
     Issuance of New Credit Facility (contd.)
     The Credit Facility requires the Company and Markets to meet certain financial tests, including minimum net worth and the maintenance of minimum earnings levels. The Credit Facility contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, (iii) make restricted payments and (iv) make certain amendments to the Indentures governing the 7.375% Senior Notes and 7.75% Senior Notes (“Notes Indentures”). Markets and the Company’s other direct and indirect subsidiaries are not limited in their ability to transfer assets in the form of loans, advances or cash dividends to the Company. As of March 27, 2011, the Company and Markets were in compliance with all restrictive covenants under the Credit Facility.
     The Company had no short-term borrowings outstanding under the Revolving Credit Facility as of March 27, 2011 and the Company did not incur any short-term borrowings under the Revolving Credit Facility during the quarter ended March 27, 2011.
     Early Extinguishment of Debt
     The Company used the proceeds from the New Notes and the Term Loan and cash on hand to purchase and retire early all of its $525.0 million 8.125% Senior Notes due June 15, 2012 (“Retired Notes”). On November 29, 2010, the Company paid approximately $479.2 million to purchase and make a tender payment on approximately $477.5 million outstanding balance of Retired Notes that had been validly tendered as of that date. The payment included a tender premium of approximately $1.8 million that has been recorded under “Interest related to debt purchase” in the Company’s consolidated financial statements. On December 13, 2010, the Company paid approximately $2.4 million to purchase approximately $2.4 million of outstanding Retired Notes that had been tendered as of that date. On January 14, 2011, the Company called all remaining outstanding Retired Notes and paid approximately $45.1 million to retire the remaining notes. During the first two quarters of fiscal 2011, the Company recorded to “Interest expense” approximately $3.5 million in unamortized deferred offering costs related to the Retired Notes.
Note 9 — Subsidiary Guarantee
     As of March 27, 2011, the Company had $285.0 million of 7.75% Senior Notes due April 15, 2015 and $255.0 million of unregistered 7.375% Senior Notes due November 15, 2018, collectively (the “Notes”).
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
MARCH 27, 2011
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
     In December 2008, an action by Dennis M. O’Connor, et al. was filed in the Los Angeles Superior Court against Santee Dairies, Inc., dba Heartland Farms (now SBM Dairies, Inc.), seeking individual and potential class action monetary damages for time spent by non-exempt hourly paid employees for changing into and out of sanitary uniforms. On September 23, 2010, following mediation, the case was settled. Under the settlement agreement, the settlement amount will be paid pursuant to procedures for filing and approval of claims for members of the certified class with a portion of any unclaimed amounts returned to SBM Dairies, Inc. The full settlement amount was recorded in the Company’s consolidated financial statements for the fiscal year ended September 26, 2010.
Note 11 — Long-Term Receivable
     The Company has approximately $15.5 million due from the Inland Valley Development Agency (the “IVDA”) for tax increment reimbursement related to the construction of the Company’s Distribution Center. In fiscal 2010, $17.7 million which represented the net present value of the future tax increments was converted to a cash payment of approximately $1.7 million and a note of $16.0 million from the IVDA which was due December 31, 2010. In the second quarter of fiscal 2011, the IVDA paid $0.5 million on the note and requested and the Company granted an extension of the due date on the IVDA note to June 30, 2011. The IVDA note bears an annual interest rate of 5.0%.
Note 12 — Dividends and Stock Redemptions
     On November 17, 2009, the Company paid a $5.0 million dividend to La Cadena Investments (“La Cadena”), the sole shareholder of the Company. On December 28, 2010, the Company paid a $5.0 million dividend to La Cadena.
     On December 28, 2009, the Company redeemed and retired 600 shares of its Class A Common Stock for approximately $8.0 million. The redemption was for shares held by the Moseley Family Revocable Trust (the “Trust”) which La Cadena had distributed to the Trust prior to the redemption and retirement of the shares.
     On February 11, 2011, the Company redeemed and retired 715 shares of its Class A Common Stock for approximately $9.5 million. The redemption was for shares held by the Trust which La Cadena had distributed to the Trust prior to the redemption and retirement of the shares.
     As of March 27, 2011, the Company had the ability and right under the Credit Facility to make restricted payments, including dividends, of $28.5 million.
Note 13 — Note Receivable
     During the construction of the Company’s corporate offices and distribution facility, the Company paid for certain construction costs at the Company’s Support Services building which were the responsibility of the IVDA. These costs which included the construction of an exterior wall of the building and asbestos removal were needed before the building was inhabitable. The Company agreed to expend the funds on behalf of the IVDA with the understanding that the IVDA would reimburse these funds after the completion of construction. During the second quarter of fiscal 2011, the amount of reimbursement was agreed to by the IVDA and the terms of the note were agreed to in principal. The Company has reclassified the reimbursed amount from building and improvements to long-term notes receivable in its consolidated balance sheets. As of March 27, 2011, the amount of reimbursement is approximately $3.0 million. The term of the note from the IVDA will be four years with a maturity date of April 2015. The IVDA will make quarterly interest and principal payments on the note beginning in July 2011. The interest rate on the note will be 4.0% per annum.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 27, 2011
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
     Long-Term Note Receivable
     Although market quotes for the fair value of the Company’s long-term note receivable is not readily available, the Company believes the stated value approximates fair value.
     Current Portion of Long-Term Receivable
     Although market quotes for the fair value of the Company’s long-term receivable are not readily available, the Company valued its long-term receivable based on a discounted cash flow approach assuming a discount rate that approximates long-term market rates.
     Long-Term Debt and Capital Lease Obligations
     The fair value of the 7.75% Senior Notes and the 7.375% Senior Notes are based on quoted market prices. Although market quotes for the fair value of the Company’s capitalized lease obligations are not readily available, the Company believes the stated value approximates fair value.
     The estimated fair values of the Company’s financial instruments are as follows:

	As of
	Mar. 27, 2011
	(In thousands)
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$172,888	$172,888
Receivables	$42,549	$42,549
Long-term note receivable	$3,018	$3,018
Current portion of long-term receivable	$15,501	$15,501
Long-term debt	$685,000	$705,251
Capital lease obligations	$3,018	$3,018

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
EXECUTIVE OVERVIEW
We are the largest privately owned supermarket chain in Southern California. Our revenues are generated from retail sales through our supermarkets. Our success is a result of our marketing strategy of offering everyday low prices while providing our customers with friendly and outstanding service on each of their visits to our stores which has been a seventy-five year Stater Bros.’ tradition.
During the second quarter of fiscal 2011, we experienced an increase in like store sales which we attribute to focused marketing efforts we made during the second quarter of fiscal 2011. Our strategy in the near term is to retain customer counts during these challenging economic times by continuing to provide exceptional customer service and by providing value to our customers on their purchases from our supermarkets.
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

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Sales and Cost of Goods Sold

	Thirteen Weeks Ended		Change
	Mar. 28,	Mar. 27,	2011 to 2010
($ in thousands)	2010	2011	Dollar	%

Sales	$885,537	$913,397	$27,860	3.15%

Gross Profit	$236,445	$245,137	$8,692	3.68%
as a % of sales	26.70%	26.84%

	Twenty-Six Weeks Ended		Change
	Mar. 28,	Mar. 27,	2011 to 2010
($ in thousands)	2010	2011	Dollar	%

Sales	$1,809,401	$1,812,434	$3,033	0.17%

Gross Profit	$474,595	$483,910	$9,315	1.96%
as a % of sales	26.23%	26.70%
Sales
Overall, our sales increased $27.9 million and $3.0 million for the thirteen and twenty-six week periods of fiscal 2011, respectively, an increase over prior year sales of 3.15% and 0.17%, respectively. During the second quarter of fiscal 2011, we were able to reverse the trend of negative like store sales and we posted positive like store sales for the quarter and for the twenty-six weeks ended March 27, 2011. Our like store sales increased as a result of our marketing efforts which provided increased value to our customers. Increased like store sales for the remainder of fiscal 2011 will be dependent on our ability to maintain our marketing efforts and the reactionary steps taken by our key competitors.
Like Store Sales
We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year periods, we only include the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year. For stores that have been closed, we only include the prior year’s weekly sales that correspond to the weeks the stores were opened in the current year. Replacement store sales are included in like store sales. We have neither opened nor closed any stores during either of the twenty-six weeks of fiscal 2010 and 2011.
Like store sales are affected by various factors including, but not limited to, inflation, deflation, promotional discounting, customer traffic, buying trends, pricing pressures from competitors and competitive openings and closings.
Like store sales for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 increased $27.9 million or 3.15%. For the twenty-six week period of fiscal 2011, like store sales increased $6.6 million or 0.37% from the twenty-six week period of fiscal 2010.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Gross Profit
Our gross profit margin in the second quarter of fiscal 2011, as a percentage of sales, was 26.84% an increase of 14 basis points when compared to the second quarter fiscal 2010 gross profit margin of 26.70%. Our twenty-six week period of fiscal 2011 gross profit margin was 26.70%, an increase of 47 basis points over the 26.23% for the twenty-six week period of fiscal 2010. In the first quarter of fiscal 2011, we were able to increase gross profit margin through more focused promotional efforts and through the discontinuation of a special produce promotion. While our first quarter 2011 gross profit increased, our overall sales level for the first quarter decreased. During the second quarter of fiscal 2011, we began additional targeted promotional efforts that decreased gross profit in the second quarter of fiscal 2011, when compared to the first quarter of fiscal 2011, but has allowed us to increase like store sales. We have taken actions, including the lowering of gross profit margins, in order to hold onto market share during these tough economic times. With the depressed economic conditions in the nation and in our marketing area, we and our competitors continue to take steps to retain market share and we anticipate our gross margins to be challenged in the foreseeable future.
Operating Expenses and Operating Profit

	Thirteen Weeks Ended		Change
	Mar. 28,	Mar. 27,	2011 to 2010
($ in thousands)	2010	2011	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$198,018	$205,959	$7,941	4.01%
as a % of sales	22.36%	22.55%

Gain on sale of assets	$(1,446)	$—	$1,446	—
as a % of sales	(0.16)%	0.00%

Depreciation and amortization	$12,788	$12,071	$(717)	(5.61)%
as a % of sales	1.44%	1.32%

Operating profit	$27,085	$27,107	$22	0.08%
as a % of sales	3.06%	2.97%

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Operating Expenses and Operating Profit (contd.)

	Twenty-Six Weeks Ended		Change
	Mar. 28,	Mar. 27,	2011 to 2010
($ in thousands)	2010	2011	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$403,306	$409,477	$6,171	1.53%
as a % of sales	22.29%	22.60%

Gain on sale of assets	$(9,396)	$—	$9,396	—
as a % of sales	(0.52)%	0.00%

Depreciation and amortization	$25,454	$24,515	$(939)	(3.69)%
as a % of sales	1.41%	1.35%

Operating profit	$55,231	$49,918	$(5,313)	(9.62)%
as a % of sales	3.05%	2.75%
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses, as a percentage of sales, in the thirteen week period of fiscal 2011 compared to the same period of fiscal 2010, is primarily attributed to increases in union insurance costs and in EFT service charges. The increase, as a percentage of sales, for the twenty-six week periods of fiscal 2011 versus the same periods of fiscal 2010, is attributed primarily to an increase in labor costs of 0.30%, as a percentage of sales. For the year, our union insurance costs have increased 0.61%, as a percentage of sales, which is partially offset by a decrease of 0.24%, as a percentage of sales, in direct labor cost.
The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the second quarters of fiscal 2011 and fiscal 2010 is $312,000 and $340,000, respectively, and $611,000 and $654,000 for the twenty-six weeks ended March 27, 2011 and March 28, 2010, respectively.
Gain on Sale of Dairy Assets
Gain on sale of dairy assets comprised a pre-tax gain from the sale of our dairy assets of approximately $1.4 million and $9.4 million in the thirteen week and twenty-six week periods of fiscal 2010, respectively. The Dairy transaction is described in “Note 7 – Asset Sale” to our unaudited consolidated financial statements contained herein.
Depreciation and Amortization
The decrease in depreciation and amortization expense in the second quarter and twenty-six weeks of fiscal 2011 compared to the same periods in fiscal 2010 is due primarily to reduced fixed asset additions in the current year. Included in cost of goods sold is depreciation and amortization expense related to warehousing and distribution activities of $2.8 million in each of the second quarters of fiscal 2011 and 2010 and $5.7 million for each of the twenty-six weeks of fiscal 2011 and 2010.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS (contd.)
Interest Income
Interest income was $216,000 and $26,000 for the second quarters of fiscal 2011 and 2010, respectively, and $475,000 and $85,000 for the twenty-six week periods of fiscal 2011 and 2010, respectively. We anticipate that our interest income will continue to be low as market rates continue to be depressed.
Interest Expense
Prior to the effect of capitalized interest, interest expense was $12.7 million and $17.4 million for the second quarter of fiscal 2011 and 2010, respectively, and $33.7 million and $34.6 million for the twenty-six week periods for fiscal 2011 and 2010, respectively. Interest expense in fiscal 2011 included $3.5 million from the write off of unamortized deferred offering cost on our early retired $525.0 million 8.125% Senior Notes. With our reduction in outstanding long-term debt of approximately $125.0 million and the lower interest on our new long-term debt, we anticipate that we will incur less interest expense in fiscal 2011 than in fiscal 2010. In the second quarter of fiscal 2011, we realized savings in interest expense.
Interest Related to Debt Purchase
In the first quarter of fiscal 2011, we paid approximately $1.8 million in tender premium related to our tender offer to early redeem a significant portion of our $525.0 million 8.125% Senior Notes.
Income Before Income Taxes
Income before income taxes amounted to $14.7 million and $9.8 million for the second quarters of fiscal 2011 and fiscal 2010, respectively, and was $16.7 million and $20.8 million for the twenty-six week periods of fiscal 2011 and fiscal 2010, respectively.
Income Taxes
Income taxes amounted to $5.9 million and $3.8 million in the second quarters of fiscal 2011 and fiscal 2010, respectively, and $6.7 million and $8.1 million in the twenty-six week periods of fiscal 2011 and 2010, respectively. Our effective tax rate was 40.3% and 38.8% for the second quarters of fiscal 2011 and 2010, respectively, and 39.9% and 38.9% for the twenty-six week periods of fiscal 2011 and 2010, respectively. The change in our effective tax rate in the current fiscal quarter and year-to-date periods compared to the prior fiscal quarter and year-to-date periods is attributed primarily to larger tax credits being available in the prior year.
Net Income
Net income amounted to $8.8 million and $6.0 million in the second quarter of fiscal 2011 and fiscal 2010, respectively. Net income for the twenty-six weeks ended March 27, 2011 amounted to $10.0 million compared to $12.7 million for the twenty-six weeks ended March 28, 2010.
LIQUIDITY AND CAPITAL RESOURCES
We have historically funded our daily cash flow requirements through funds provided by operations. We have the ability to borrow under our short-term revolving credit facility. Our credit facility expires in November 2014 and includes a revolving credit facility for working capital and letters of credit of $100.0 million. Letters of credit are maintained pursuant to our workers’ compensation and general liability self-insurance requirements.
As of March 27, 2011, we had approximately $49.7 million of outstanding letters of credit and we had approximately $50.3 million available under the revolving credit facility.
We had no short-term borrowings outstanding under our revolving credit facility as of March 27, 2011. We did not incur any short-term borrowings under our revolving credit facility in the second quarter of fiscal 2011.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth our contractual cash obligations and commercial commitments as of March 27, 2011.

	Contractual Cash Obligations
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Term Loan due November 2014 (1)
Principal	$145,000	$7,250	$25,375	$112,375	$—
Interest	16,870	5,049	9,451	2,370	—

	161,870	12,299	34,826	114,745	—
7.75% Senior Notes due April 2015
Principal	285,000	—	—	285,000	—
Interest	99,394	22,088	44,175	33,131	—

	384,394	22,088	44,175	318,131	—
7.375% Senior Notes due November 2018
Principal	255,000	—	—	—	255,000
Interest	149,720	18,075	37,613	37,613	56,419

	404,720	18,075	37,613	37,613	311,419
Capital lease obligations (2)
Principal	3,018	1,569	1,433	16	—
Interest	692	406	286	—	—

	3,710	1,975	1,719	16	—

Operating leases (2)	339,828	37,816	65,917	51,594	184,501

Total contractual cash obligations	$1,294,522	$92,253	$184,250	$522,099	$495,920

	Other Commercial Commitments
	(in thousands)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit (3)	$49,737	$49,737	$—	$—	$—

Total other commercial commitments	$49,737	$49,737	$—	$—	$—

(1)	As of March 27, 2011, interest on our Term Loan is based on the Eurodollar Rate plus 2.500% and consisted of a ninety day rate of 2.800% on approximately $5.4 million and a twelve month rate of 3.287% on approximately $139.6 million. For purposes of contractual cash obligations shown here, we have assumed the March 27, 2011 90 day and twelve month interest rates for the respective assumed short-term and long-term portions of our Term Loan.

(2)	We lease the majority of our retail stores. We have subleased our former headquarters building and certain former distribution facilities located in Colton, California under an initial 15 year term for an amount equal to our lease payment. For purposes of contractual cash obligations shown here, minimum lease payments on this lease are shown without sub-lease offsets. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(3)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between September 2011 and February 2012.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $217.6 million at March 27, 2011 and $206.1 million at September 26, 2010, and our current ratios were 1.75:1 and 1.49:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for the twenty-six week periods ended March 27, 2011 and March 28, 2010 was $13.6 million and $15.6 million, respectfully. Significant sources of cash provided by operating activities in fiscal 2011 was non-cash depreciation and amortization offset by an increase in inventory levels.
In fiscal 2011, we had cash used in financing activities of $148.8 million which resulted from the early retirement of all of our $525.0 million 8.125% Senior Notes offset by new debt issuances of $400.0 million that was comprised of $255.0 million of 7.375% Senior Notes due 2018 and a $145.0 million Term Loan due 2014.
As of March 27, 2011, we had the ability and right under our Credit Facility to pay a restricted payment, including dividends, of up to $28.5 million.
We believe that operating cash flows and current cash reserves will be sufficient to meet our currently identified operating needs and scheduled capital expenditures. However, we may elect to fund some capital expenditures through capital leases, operating leases or debt financing. There can be no assurance that such debt and lease financing will be available to us in the future.
Labor Relations
Our collective bargaining agreements with the UFCW were renewed in March 2007 and extended through March 2011. We are currently operating under a contract extension. We are in negotiations with the UFCW to renew the bargaining agreements. We believe our negotiations with the UFCW will be successful. Our collective bargaining agreement with the International Brotherhood of Teamsters was renewed in October 2010 and expires in September 2015. We believe we have good relations with our employees.
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
MARCH 27, 2011
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
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 27, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 27, 2011. There were no material changes in our internal control over financial reporting during the thirteen and twenty-six week periods ended March 27, 2011.
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
MARCH 27, 2011
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
We face competitive pressure from existing competitors and from smaller format stores such as convenience stores, drug stores and discount stores that carry traditional grocery format items. Some of our competitors have greater resources than us and are not unionized resulting in their having lower labor cost. These competitors could use their resources to take measures which could adversely affect our competitive position.
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
MARCH 27, 2011
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
Item 5. OTHER INFORMATION
     None
Item 6. EXHIBITS
(a)	Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

STATER BROS. HOLDINGS INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	/s/ Phillip J. Smith
Phillip J. Smith
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)