Form 10-Q
period 2011-06-26
STATER BROS HOLDINGS INC
filed 2011-08-10
CIK 882829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

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

As of August 9, 2011, there were issued and outstanding

33,837 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.

June 26, 2011

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	Sept. 26, 2010	June. 26, 2011
		(Unaudited)
Current assets
Cash and cash equivalents	$325,005	$176,909
Restricted cash	3,121	3,121
Receivables, net of allowance of $1,219 and $ 1,244	35,614	33,831
Income tax receivable	—	1,412
Inventories	203,702	244,674
Prepaid expenses	12,678	10,878
Deferred income taxes	27,428	25,526
Current portion of long-term note receivable	—	600
Current portion of long-term receivable	16,001	9,275

Total current assets	623,549	506,226
Property and equipment
Land	97,770	101,202
Buildings and improvements	559,500	576,198
Store fixtures and equipment	438,306	448,327
Property subject to capital leases	9,983	9,983

	1,105,559	1,135,710
Less accumulated depreciation and amortization	461,495	502,418

	644,064	633,292
Deferred income taxes, long-term	38,272	38,377
Deferred debt issuance cost, net	8,074	11,194
Long-term note receivable, less current portion	—	2,418
Other assets	8,828	8,670

	55,174	60,659

Total assets	$1,322,787	$1,200,177

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (contd.)

(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 26, 2010	June 26, 2011
		(Unaudited)
Current liabilities
Accounts payable	$135,642	$145,578
Accrued payroll and related expenses	85,404	99,252
Accrued interest	21,845	7,658
Other accrued liabilities	40,196	25,737
Accrued income taxes	527	—
Current portion of capital lease obligations	1,562	1,344
Current portion of long-term debt	132,250	7,250

Total current liabilities	417,426	286,819
Capital lease obligations, less current portion	2,206	1,276
Long-term debt, less current portion	677,750	675,938
Long-term portion of self-insurance and other reserves	40,565	47,156
Long-term deferred benefits	75,634	75,999
Other long-term liabilities	36,073	37,300

Total liabilities	1,249,654	1,124,488
Commitment and contingencies
Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 34,552 in 2010, 33,837 in 2011	—	—
Additional paid-in capital	8,786	8,605
Accumulated other comprehensive loss	(18,926)	(18,926)
Retained earnings	83,273	86,010

Total stockholder’s equity	73,133	75,689

Total liabilities and stockholder’s equity	$1,322,787	$1,200,177

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share and share amounts)

	13 Weeks Ended
	June 27, 2010	June 26, 2011
Sales	$900,044	$939,026
Cost of goods sold	654,387	687,710

Gross profit	245,657	251,316
Operating expenses
Selling, general and administrative expenses	205,564	216,040
Depreciation and amortization	12,619	11,831

Total operating expenses	218,183	227,871

Operating profit	27,474	23,445
Interest income	27	213
Interest expense	(16,983)	(11,827)
Other income, net	17	183

Income before income taxes	10,535	12,014
Income taxes	4,553	4,956

Net income	$5,982	$7,058

Earnings per average common share outstanding	$173.13	$208.59

Average common shares outstanding	34,552	33,837

Shares outstanding at end of period	34,552	33,837

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share and share amounts)

	39 Weeks Ended
	June 27, 2010	June 26, 2011
Sales	$2,709,445	$2,751,460
Cost of goods sold	1,989,193	2,016,234

Gross profit	720,252	735,226
Operating expenses
Selling, general and administrative expenses	608,870	625,517
Gain on sale of dairy assets	(9,396)	—
Depreciation and amortization	38,073	36,346

Total operating expenses	637,547	661,863

Operating profit	82,705	73,363
Interest income	112	688
Interest expense	(51,546)	(43,662)
Interest related to debt purchase	—	(1,775)
Other income, net	22	93

Income before income taxes	31,293	28,707
Income taxes	12,633	11,611

Net income	$18,660	$17,096

Earnings per average common share outstanding	$536.84	$499.91

Average common shares outstanding	34,759	34,198

Shares outstanding at end of period	34,552	33,837

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	39 Weeks Ended
	June 27, 2010	June 26, 2011
Operating activities:
Net income	$18,660	$17,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,554	44,774
Amortization of debt issuance costs	2,408	5,436
Premium paid on early retirement of debt	—	1,775
(Increase) decrease in deferred income taxes	(6,190)	1,797
Gain on sale of dairy assets	(9,396)	—
Gain on disposals of assets	(21)	(93)
Changes in operating assets and liabilities:
Decrease in receivables	960	1,783
(Increase) decrease in income tax receivable	3,423	(1,412)
Increase in inventories	(9,248)	(40,972)
(Increase) decrease in prepaid expenses	(1,715)	1,800
Decrease in assets held for sale	215	—
Decrease in other assets	744	158
Increase (decrease) in accounts payable	(14,057)	9,936
Decrease in accrued income taxes	—	(527)
Decrease in other accrued liabilities	(15,565)	(16,573)
Increase in liabilities held for sale	1,014	—
Increase in long-term reserves	5,797	8,183

Net cash provided by operating activities	23,583	33,161

Financing activities:
Proceeds from issuance of long-term debt	—	400,000
Debt issuance cost	—	(8,556)
Principal payments on long-term debt	—	(526,812)
Principal payments on capital lease obligations	(983)	(1,148)
Stock redemption	(8,000)	(9,540)
Dividend paid	(5,000)	(5,000)

Net cash used in financing activities	(13,983)	(151,056)

Investing activities:
Decrease in note receivable	793	—
Decrease in long-term receivable	1,740	6,726
Proceeds from sale of dairy assets, net of fees	85,833	—
Purchase of property and equipment	(27,117)	(37,253)
Proceeds from sale of property and equipment	67	326

Net cash provided by (used in) investing activities	61,316	(30,201)

Net increase (decrease) in cash and cash equivalents	70,916	(148,096)
Cash and cash equivalents at beginning of period	196,914	325,005

Cash and cash equivalents at end of period	$267,830	$176,909

Interest paid	$65,340	$44,184
Income taxes paid	$15,400	$11,755

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 26, 2011

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended June 26, 2011 are not necessarily indicative of the results that may be expected for the year ending September 25, 2011.

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

Note 3 – Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that, other than the events disclosed in “Note 11 – Long-Term Receivable”, there were no material subsequent events that need to be disclosed in the consolidated financial statements.

Note 4 – Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 5 – Income Taxes

The Company establishes deferred tax liabilities for anticipated tax timing differences where payment of tax is anticipated. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and the amounts may be adjusted over time as additional information becomes known.

The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the thirty-nine weeks ended June 26, 2011, there have been no material changes to the amount of uncertain tax positions.

The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as interest expense or other operating expenses.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 26, 2011

Note 5 – Income Taxes (contd.)

For federal tax purposes, the Company is subject to review of its fiscal 2007 through fiscal 2010 tax returns. During the first quarter of fiscal 2011, the State of California’s Franchise Tax Board (the “FTB”) concluded their audit of the Company’s fiscal 2007 state return and made no significant changes to the Company’s reported taxes. For state tax purposes, the Company is subject to review of its fiscal 2008 through fiscal 2010 state tax returns. During the third quarter of fiscal 2011, the FTB began their audit of the Company’s fiscal 2008 and fiscal 2009 state tax returns. Nothing has come to the attention of the Company that would indicate any material findings by the FTB as a result of their audit.

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

The following table provides the components of net periodic pension expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011
	(in thousands)		(in thousands)
Expected return on assets	$(865)	$(971)	$(2,597)	$(2,913)
Service cost	826	944	2,477	2,831
Interest cost	1,001	1,072	3,002	3,216
Amortization of prior service cost	(1)	1	(2)	2
Amortization of recognized losses	349	392	1,048	1,177

Net pension expense	$1,310	$1,438	$3,928	$4,313

Actuarial assumptions used to determine net pension expense were:
Discount rate	5.50%	5.00%	5.50%	5.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%	6.50%

The Company made approximately $2.1 million of contributions to its noncontributory defined pension plan during the thirty-nine weeks ended June 26, 2011 and the Company expects to contribute an additional $0.5 million during the remainder of fiscal 2011.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 26, 2011

Note 7 – Asset Sale

On October 11, 2009, the Company sold substantially all of the assets of Dairies to subsidiaries of Dean Foods (“Dean Foods”) for $88.0 million in cash, subject to a working capital adjustment, and the assumption by Dean Foods of certain liabilities including substantially all of Dairies’ current liabilities, which included accounts payable. In the second quarter of fiscal 2010, the purchase price was adjusted upward by approximately $1.5 million due to an adjustment made for working capital. Dairies’ assets which were sold consisted primarily of accounts receivable, inventory and property and equipment. The Company incurred approximately $3.8 million in transaction and other fees related to the sale and recognized a gain, net of tax, of approximately $5.6 million. The pre-tax gain from the sale of Dairies’ assets is included in “Gain on sale of dairy assets” within the unaudited consolidated statements of income. Dairies retained responsibility for all workers’ compensation claims through the date of the transaction.

Also on October 11, 2009, the Company entered into a ten year Product Purchase Agreement (the “PPA”) with Dean Foods to purchase substantially all of its milk products sold in its supermarkets from Dean Foods. The purchase prices under the PPA are deemed to approximate market pricing.

As of October 11, 2009, the Company ceased all dairy manufacturing operations.

Note 8 – New Debt Issuance and Early Extinguishment of Debt

Issuance of New Notes

On November 29, 2010, the Company issued $255.0 million in aggregate principal amount of 7.375% Senior Notes due November 15, 2018 (the “New Notes”) in a private offering. The New Notes are unregistered and unsecured obligations of the Company. The Company incurred approximately $6.6 million of debt issuance costs related to the issuance of the New Notes, which will be amortized to interest expense over the term of the New Notes.

Issuance of New Credit Facility

On November 29, 2010, the Company and Markets entered into a new $245.0 million senior secured credit facility (the “Credit Facility”) with Bank of America, N.A., as administrative agent and a lender. Lenders under the Credit Facility consist of a consortium of banks. The Credit Facility consists of a four-year $145.0 million term loan (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Facility replaced the Company’s existing $100.0 million credit facility. The Credit Facility is secured by substantially all of the Company’s personal property excluding certain intangible assets consisting of trademarks and shares of capital stock. The Credit Facility is guaranteed by the Company, its direct subsidiary Development and by its indirect subsidiaries Super Rx and Dairies.

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

As of June 26, 2011, the interest rates on the Term Loan were based on the Eurodollar Rate and consisted of a ninety day rate of approximately 2.807% on approximately $3.6 million of outstanding principal amount and a twelve month rate of approximately 3.287% on approximately $139.6 million of outstanding principal amount.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 26, 2011

Note 8 – New Debt Issuance and Early Extinguishment of Debt (contd.)

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

The Credit Facility requires the Company and Markets to meet certain financial tests, including minimum net worth and the maintenance of minimum earnings levels. The Credit Facility contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, (iii) make restricted payments and (iv) make certain amendments to the Indentures governing the 7.375% Senior Notes and 7.75% Senior Notes (“Notes Indentures”). Markets and the Company’s other direct and indirect subsidiaries are not limited in their ability to transfer assets in the form of loans, advances or cash dividends to the Company. As of June 26, 2011, the Company and Markets were in compliance with all restrictive covenants under the Credit Facility.

The Company had no short-term borrowings outstanding under the Revolving Credit Facility as of June 26, 2011 and the Company did not incur any short-term borrowings under the Revolving Credit Facility during the quarter ended June 26, 2011.

Early Extinguishment of Debt

The Company used the proceeds from the New Notes and the Term Loan and cash on hand to purchase and retire early all of its $525.0 million 8.125% Senior Notes due June 15, 2012 (“Retired Notes”). On November 29, 2010, the Company paid approximately $479.2 million to purchase and make a tender payment on approximately $477.5 million outstanding balance of Retired Notes that had been validly tendered as of that date. The payment included a tender premium of approximately $1.8 million that has been recorded under “Interest related to debt purchase” in the Company’s consolidated statements of income. On December 13, 2010, the Company paid approximately $2.4 million to purchase approximately $2.4 million of outstanding Retired Notes that had been tendered as of that date. On January 14, 2011, the Company called all remaining outstanding Retired Notes and paid approximately $45.1 million to retire the remaining notes. During the first two quarters of fiscal 2011, the Company recorded to “Interest expense” approximately $3.5 million in unamortized deferred offering costs related to the Retired Notes.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 26, 2011

Note 9 – Subsidiary Guarantee

As of June 26, 2011, the Company had $285.0 million of 7.75% Senior Notes due April 15, 2015 and $255.0 million of unregistered 7.375% Senior Notes due November 15, 2018, collectively (the “Notes”).

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

Note 10 – Litigation Matters

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

In December 2008, an action by Dennis M. O’Connor, et al. was filed in the Los Angeles Superior Court against Santee Dairies, Inc., dba Heartland Farms (now SBM Dairies, Inc.), seeking individual and potential class action monetary damages for time spent by non-exempt hourly paid employees for changing into and out of sanitary uniforms. On September 23, 2010, following mediation, the case was settled. The full settlement amount was recorded in the Company’s consolidated financial statements for the fiscal year ended September 26, 2010. During the third quarter of fiscal 2011, the Company paid the previously recorded settlement amount.

Note 11 – Long-Term Receivable

The Company has approximately $9.3 million due from the Inland Valley Development Agency (the “IVDA”) for tax increment reimbursement related to the construction of the Company’s Distribution Center. In fiscal 2010, $17.7 million, which represented the net present value of the future tax increments, was converted to a cash payment of approximately $1.7 million and a note of approximately $16.0 million from the IVDA which was due December 31, 2010. In the second quarter of fiscal 2011, the IVDA paid approximately $0.1 million on the note and it paid approximately $6.6 million on the note in the third quarter of fiscal 2011 and requested an extension of the due date on the note to July 15, 2011 which was granted by the Company. Subsequent to June 26, 2011, the IVDA paid approximately $4.5 million and approximately $4.8 million on June 28, 2011 and July 7, 2011, respectively, which fully paid the remaining balance on the note due. The IVDA note bore an annual interest rate of 5.0%.

Note 12 – Dividends and Stock Redemptions

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

As of June 26, 2011, the Company had the ability and right under the Credit Facility to make restricted payments, including dividends, of $32.1 million.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 26, 2011

Note 13 – Note Receivable

During the construction of the Company’s corporate offices and distribution facility, the Company paid for certain construction costs at the Company’s Support Services building which were the responsibility of the IVDA. These costs, which included the construction of an exterior wall of the building and asbestos removal, were needed before the building was habitable. The Company agreed to expend the funds on behalf of the IVDA with the understanding that the IVDA would reimburse these funds after the completion of construction. During the second quarter of fiscal 2011, the amount of reimbursement was agreed to by the IVDA and the Company reclassified approximately $3.0 million from building and improvements to long-term notes receivable on its consolidated balance sheets. The note bears an interest rate of 4.0% per annum and has a maturity date of April 2015 and includes quarterly principal and interest payments.

Note 14 – Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

The amount approximates fair value because of the short-term maturity of these instrument.

Receivables

The amount approximates fair value because of the short-term maturity of these instrument.

Current Portion of Long-Term Receivable

Although market quotes for the fair value of the Company’s long-term receivable are not readily available, the Company valued its long-term receivable based on a discounted cash flow approach assuming a discount rate that approximates long-term market rates.

Long-Term Note Receivable

Although market quotes for the fair value of the Company’s long-term note receivable are not readily available, the Company believes the stated value approximates fair value.

Long-Term Debt and Capital Lease Obligations

The fair value of the 7.75% Senior Notes and the 7.375% Senior Notes are based on quoted market prices. Although market quotes for the fair value of the Company’s capitalized lease obligations are not readily available, the Company believes the stated value approximates fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	As of June 26, 2011
	(In thousands)
	Carrying Amount	Fair Value
Cash and cash equivalents	$176,909	$176,909
Receivables	$35,243	$35,243
Current portion of long-term receivable	$9,275	$9,275
Long-term note receivable	$3,018	$3,018
Capitalized lease obligations	$2,620	$2,620
Long-term debt	$683,188	$703,188

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

During the third quarter of fiscal 2011 and on a year-to-date basis, we experienced an increase in like store sales which we attribute to our focused marketing efforts, during the second and third quarter of fiscal 2011. Our strategy in the near term is to retain customer counts during these challenging economic times by continuing to provide exceptional customer service and by providing value to our customers on their purchases from our supermarkets.

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

STATER BROS. HOLDINGS INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Cost of Sales

	Thirteen Weeks Ended		Change
	June 27,	June 26,	2011 to 2010
($ in thousands)	2010	2011	Dollar	%
Sales	$900,044	$939,026	$38,982	4.33%
Gross Profit	$245,657	$251,316	$5,659	2.30%
as a % of sales	27.29%	26.76%

	Thirty-Nine Weeks Ended		Change
	June 27,	June 26,	2011 to 2010
($ in thousands)	2010	2011	Dollar	%
Sales	$2,709,445	$2,751,460	$42,015	1.55%
Gross Profit	$720,252	$735,226	$14,974	2.08%
as a % of sales	26.58%	26.72%

Sales

Overall, our sales increased $39.0 million and $42.0 million for the thirteen and thirty-nine week periods of fiscal 2011, respectively, an increase over prior year sales of 4.33% and 1.55%, respectively.

Like Store Sales

We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year periods, we only include the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year. For stores that have been closed, we only include the prior year’s weekly sales that correspond to the weeks the stores were opened in the current year. Replacement store sales are included in like store sales. We have neither opened nor closed any stores during either of the thirty-nine weeks of fiscal 2010 and 2011.

Like store sales are affected by various factors including, but not limited to, inflation, deflation, promotional discounting, customer traffic, buying trends, pricing pressures from competitors and competitive openings and closings.

Like store sales for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 increased $39.0 million or 4.33%. For the thirty-nine week period of fiscal 2011, like store sales increased $45.6 million or 1.68% from the thirty-nine week period of fiscal 2010.

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

STATER BROS. HOLDINGS INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Gross Profit

Our gross profit margin in the third quarter of fiscal 2011, as a percentage of sales, was 26.76% a decrease of 53 basis points when compared to the third quarter fiscal 2010 gross profit margin of 27.29%. Our thirty-nine week period of fiscal 2011 gross profit margin was 26.72%, an increase of 14 basis points over the 26.58% for the thirty-nine week period of fiscal 2010. During the third quarter of fiscal 2011, we continued a marketing program, begun in the second quarter of fiscal 2011, of additional targeted promotional efforts that has decreased gross margin percentage when compared to the third quarter of fiscal 2010, but has allowed us to increase like store sales. We have taken actions, including the lowering of gross profit margins, in order to hold onto market share during these tough economic times. With the depressed economic conditions in the nation and in our marketing area, we and our competitors continue to take steps to retain market share and we anticipate our gross margins to be challenged in the foreseeable future.

Operating Expenses and Operating Profit

	Thirteen Weeks Ended		Change
	June 27,	June 26,	2011 to 2010
($ in thousands)	2010	2011	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$205,564	$216,040	$10,476	5.10%
as a % of sales	22.84%	23.00%
Depreciation and amortization	$12,619	$11,831	$(788)	(6.24)%
as a % of sales	1.40%	1.26%
Operating profit	$27,474	$23,445	$(4,029)	(14.66)%
as a % of sales	3.05%	2.50%

	Thirty-Nine Weeks Ended		Change
	June 27,	June 26,	2011 to 2010
($ in thousands)	2010	2011	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$608,870	$625,517	$16,647	2.73%
as a % of sales	22.47%	22.73%
Gain on sale of dairy assets	$(9,396)	$—	$9,396	—
as a % of sales	(0.35)%	0.00%
Depreciation and amortization	$38,073	$36,346	$(1,727)	(4.54)%
as a % of sales	1.41%	1.32%
Operating profit	$82,705	$73,363	$(9,342)	(11.30)%
as a % of sales	3.05%	2.67%

STATER BROS. HOLDINGS INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses, as a percentage of sales, in the thirteen week period of fiscal 2011 compared to the same period of fiscal 2010, is primarily attributed to increases in union insurance costs offset in part by lower advertising costs. In the third quarter of fiscal 2011, our union insurance costs increased 0.63%, as a percentage of sales, while our advertising costs, as a percentage of sales, decreased 0.13% compared to the third quarter of fiscal 2010.

On a year-to-date basis, selling, general and administrative expenses, as a percentage of sales, have increased primarily as a result of increased labor costs. Union insurance increased 0.62%, as a percentage of sales, which was partially offset by reductions in other labor related costs.

The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for both the third quarters of fiscal 2011 and fiscal 2010 was $0.3 million and was $0.9 million and $1.0 million for the thirty-nine weeks ended June 26, 2011 and June 27, 2010, respectively.

Gain on Sale of Dairy Assets

Gain on sale of dairy assets comprised a pre-tax gain from the sale of our dairy assets of approximately $9.4 million in the thirty-nine week period of fiscal 2010. The Dairy transaction is described in “Note 7 – Asset Sale” to our unaudited consolidated financial statements contained herein.

Depreciation and Amortization

The decrease in depreciation and amortization expense in the third quarter and thirty-nine weeks of fiscal 2011 compared to the same periods in fiscal 2010 is due primarily to reduced fixed asset additions in the current year compared to levels in prior years. Included in cost of goods sold is depreciation and amortization expense related to warehousing and distribution activities of $2.8 million in each of the third quarters of fiscal 2011 and 2010 and $8.4 million and $8.5 million for the thirty-nine weeks of fiscal 2011 and 2010, respectively.

STATER BROS. HOLDINGS INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Interest Income

Interest income was $213,000 and $27,000 for the third quarters of fiscal 2011 and 2010, respectively, and $688,000 and $112,000 for the thirty-nine week periods of fiscal 2011 and 2010, respectively. Interest income was higher in the thirteen week and thirty-nine week periods of fiscal 2011 as a result of our notes due from the IVDA. We expect our interest income to be lower for the remainder of fiscal 2011 as our interest bearing long-term receivable has been fully collected.

Interest Expense

Prior to the effect of capitalized interest, interest expense was $12.0 million and $17.0 million for the third quarter of fiscal 2011 and 2010, respectively, and $43.9 million and $51.6 million for the thirty-nine week periods of fiscal 2011 and 2010, respectively. Our interest expense is lower in fiscal 2011 compared to fiscal 2010 as a result of reducing our outstanding long-term debt by approximately $126.8 million and by having lower interest rates on the remaining debt.

We capitalized $145,000 of interest in the third quarter of fiscal 2011 and we did not capitalize any interest in the third quarter of fiscal 2010. Our capitalized interest was $233,000 and $16,000 for the thirty-nine week periods of fiscal 2011 and 2010, respectively.

Interest Related to Debt Purchase

During fiscal 2011, we paid a tender premium of approximately $1.8 million related to our tender offer to early redeem a significant portion of our then outstanding $525.0 million 8.125% Senior Notes.

Income Before Income Taxes

Income before income taxes amounted to $12.0 million and $10.5 million for the third quarters of fiscal 2011 and fiscal 2010, respectively, and was $28.7 million and $31.3 million for the thirty-nine week periods of fiscal 2011 and fiscal 2010, respectively.

Income Taxes

Income taxes amounted to $5.0 million and $4.6 million in the third quarters of fiscal 2011 and fiscal 2010, respectively, and $11.6 million and $12.6 million in the thirty-nine week periods of fiscal 2011 and 2010, respectively. Our effective tax rate was 41.3% and 43.2% for the third quarters of fiscal 2011 and 2010, respectively, and was 40.4% for both the thirty-nine week periods of fiscal 2011 and 2010. The higher effective tax rate in the third quarter of fiscal 2010 was due to recording certain tax return adjustments in the third quarter of fiscal 2010.

Net Income

Net income amounted to $7.1 million and $6.0 million in the third quarter of fiscal 2011 and fiscal 2010, respectively. Net income for the thirty-nine weeks ended June 26, 2011 amounted to $17.1 million compared to $18.7 million for the thirty-nine weeks ended June 27, 2010.

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

As of June 26, 2011, we had $49.7 million of outstanding letters of credit and we had $50.3 million available under our credit facility.

We had no short-term borrowings outstanding as of June 26, 2011 and we did not incur any short-term borrowings during the thirty-nine weeks of fiscal 2011.

STATER BROS. HOLDINGS INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The following table sets forth our contractual cash obligations and commercial commitments as of June 26, 2011.

	Contractual Cash Obligations (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term Loan due November 2014 (1)
Principal	143,188	$7,250	$23,563	$112,375	$—
Interest	15,304	4,620	8,314	2,370	—

	158,492	11,870	31,877	114,745	—
7.75% Senior Notes due April 2015
Principal	285,000	—	—	285,000	—
Interest	88,351	22,088	44,175	22,088	—

	373,351	22,088	44,175	307,088	—
7.375% Senior Notes due November 2018
Principal	255,000	—	—	—	255,000
Interest	141,048	18,806	37,613	37,613	47,016

	396,048	18,806	37,613	37,613	302,016
Capital lease obligations (2)
Principal	2,620	1,344	1,276	—	—
Interest	566	347	219	—	—

	3,186	1,691	1,495	—	—
Operating leases (2)	347,271	38,465	66,648	52,420	189,738

Total contractual cash obligations	$1,278,348	$92,920	$181,808	$511,866	$491,754

	Other Commercial Commitments (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit (3)	$49,737	$49,737	$—	$—	$—

Total other commercial commitments	$49,737	$49,737	$—	$—	$—

(1)

As of June 26, 2011, interest on our Term Loan is based on the Eurodollar Rate plus 2.500% and consisted of a ninety day rate of 2.807% on approximately $3.6 million and a twelve month rate of 3.287% on approximately $139.6 million. For purposes of contractual cash obligations shown here, we have assumed the 90 day and twelve month interest rates as of June 26, 2011 for the respective assumed short-term and long-term portions of our Term Loan.

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

STATER BROS. HOLDINGS INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Working capital amounted to $219.4 million at June 26, 2011 and $206.1 million at September 27, 2010, and our current ratios were 1.77:1 and 1.49:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.

Net cash provided by operating activities for the thirty-nine week periods ended June 26, 2011 and June 27, 2010 was $33.2 million and $23.6 million, respectively. Significant changes in cash from operating activities were non-cash depreciation and amortization and increases in long-term reserves for self insurance offset by increases in inventories.

In fiscal 2011, we had cash used in financing activities of $151.1 million which resulted primarily from the early retirement of all of our $525.0 million 8.125% Senior Notes offset by new debt issuances of $400.0 million that was comprised of $255.0 million of 7.375% Senior Notes due 2018 and a $145.0 million Term Loan due 2014.

As of June 26, 2011, we had the ability and right under our Credit Facility to pay a restricted payment, including dividends, of up to $32.1 million.

We believe that operating cash flows and current cash reserves will be sufficient to meet our currently identified operating needs and scheduled capital expenditures. However, we may elect to fund some capital expenditures through capital leases, operating leases or debt financing. There can be no assurance that such debt and lease financing will be available to us in the future.

Labor Relations

Our collective bargaining agreements with the UFCW were renewed in March 2007 and extended through March 2011. We are currently operating under a contract extension with the UFCW. We are in negotiations with the UFCW to renew the bargaining agreements. We believe our contract negotiations with the UFCW will be successful. Our collective bargaining agreement with the International Brotherhood of Teamsters was renewed in October 2010 and expires in September 2015. We believe we have good relations with our employees.

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

JUNE 26, 2011

PART I - FINANCIAL INFORMATION (contd.)

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to interest rate risk on our fixed interest rate debt obligations. Our fixed rate debt obligations are comprised of our Term Loan, our 7.75% Senior Notes due April 2015, our 7.375% Senior Notes due November 2018 and our capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. While interest rate changes will impact the market value risk of our bonds, such changes in the market value of our bonds do not affect our earnings or cash flows. Our earnings and our cash flows may be affected to the extent the interest rate on our Term Loan changes at each interest rate renewal period. We have not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 26, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 26, 2011. There were no material changes in our internal control over financial reporting during the thirteen and thirty-nine week periods ended June 26, 2011.

PART II - OTHER INFORMATION

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

In December 2008, an action by Dennis M. O’Connor, et al. was filed in the Los Angeles Superior Court against Santee Dairies, Inc., dba Heartland Farms (now SBM Dairies, Inc.) seeking individual and potential class action monetary damages for time spent by non-exempt hourly paid employees for changing into and out of sanitary uniforms. On September 23, 2010, following mediation the case was settled. The full settlement amount was recorded in our consolidated financial statements for our fiscal year ended September 26, 2010. During the third quarter of fiscal 2011, we paid the previously recorded settlement amount.

STATER BROS. HOLDINGS INC.

JUNE 26, 2011

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

STATER BROS. HOLDINGS INC.

JUNE 26, 2011

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-XBRL Instance Document.

101.SCH	-XBRL Taxonomy Extension Schema Document.

101.CAL	-XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	-XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	-XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-XBRL Taxonomy Extension Presentation Linkbase Document.

STATER BROS. HOLDINGS INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2011	/s/ JACK H. BROWN
Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	/s/ PHILLIP J. SMITH
Phillip J. Smith
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)