Form 10-K
period 2011-09-25
STATER BROS HOLDINGS INC
filed 2011-12-14
CIK 882829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 25, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

No voting stock of the registrant is held by non-affiliates of the registrant.

Number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of December 13, 2011 – Class A Common Stock – 33,837 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

STATER BROS. HOLDINGS INC.

FORM 10-K

PART I

Item 1.	Business

General

Stater Bros. Holdings Inc. (“Holdings” or the “Company”) through its wholly-owned subsidiary, Stater Bros. Markets (“Markets”), operates a chain of 167 supermarkets located throughout Southern California. We provide our customers with high quality grocery, health and general merchandise products at everyday low prices while providing the highest level of customer service. All of our stores have expanded selection of produce and full-service meat departments, 155 have service deli departments, 89 have bakery departments, 85 have full-service seafood departments and 27 have pharmacies. We believe our service departments, along with our high level of customer service, creates a shopping experience that maintains customer loyalty and distinguishes us from other supermarket chains. The legal entity for our in-store pharmacies is Super Rx, Inc. (“Super Rx”), a wholly-owned subsidiary of Markets. Stater Bros. Development, Inc. (“Development”) a wholly-owned subsidiary of the Company is the general contractor for all of our new store construction and store remodels. Prior to October 11, 2009, most of the fluid milk products offered in our stores were manufactured by SBM Dairies, Inc. (“Dairies”), a wholly-owned subsidiary of Markets. Dairies operated under the name Heartland Farms. In addition to providing Markets with its fluid milk products, Dairies sold milk and juice products to a variety of third party companies and organizations. On October 11, 2009, we sold substantially all of the assets of Dairies to subsidiaries of Dean Foods, Inc. (“Dean Foods”) (the “Dairy Transaction”) and entered into a ten year product purchase agreement (the “PPA”) to purchase substantially all of our milk products from Dean Foods and we discontinued all dairy manufacturing operations as of that date and we changed the legal name of Dairies from Santee Dairies, Inc. to SBM Dairies, Inc.

Holdings was incorporated in Delaware in 1989 and has, through Markets and its predecessor companies, operated supermarkets in Southern California since 1936 when the first Stater Bros. Market opened in Yucaipa, California. The total square footage of our supermarkets is approximately 5.8 million square feet including approximately 4.1 million square feet of selling area. We have constructed most of our supermarkets through Development and it acts as the general contractor for all new store construction and store remodels. We have grown our business through construction of new stores and through a strategic acquisition.

We utilize a centralized Distribution Center that provides our supermarkets with approximately 77% of the volume of the merchandise we offer for sale. Our Distribution Center, located on the former Norton Air Force base in San Bernardino, California (“Norton”) encompasses approximately 2.4 million square feet and includes our corporate offices.

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

Store Profile and Locations

Our supermarkets have well-established locations with fixed rent payments in most locations. In addition, we believe our existing supermarkets are well maintained and generally require capital expenditures only for customary maintenance. An average supermarket is approximately 35,000 square feet, while newly constructed supermarkets range from approximately 40,000 square feet to 46,000 square feet. Because of the close proximity of our Distribution Center to our store locations, we operate our supermarkets with minimal back-room storage space. Our supermarkets utilize an average of approximately 71% of total square feet as retail selling space. Generally, all of our supermarkets are similarly designed and stocked which allows our customers to easily find items in any of our supermarkets.

Substantially all of our 167 supermarkets are located in neighborhood shopping centers in well-populated residential areas. We endeavor to locate our supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.

We operated 167 supermarkets at September 25, 2011, September 26, 2010 and September 27, 2009.

Our supermarkets had approximately 5.8 million total square feet at September 25, 2011, September 26, 2010 and September 27, 2009.

Store Expansion and Remodeling

Our marketing area comprises the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. We expand our customer base through construction of new stores and by improving, remodeling and expanding existing stores. We intend to continue to expand our existing supermarket operations by enlarging and remodeling existing supermarkets and constructing new supermarkets. We may also make strategic acquisitions of existing supermarkets as such opportunities arise.

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

We monitor sales and profitability of our operations on a store-by-store basis and remodel or replace stores in light of their performance and our assessment of their future potential. Approximately 35% of our supermarkets have been either newly constructed or remodeled within the last five years. The capital expenditure for a minor remodel ranges between $250,000 and $1,000,000 and typically includes new fixtures and may include a change in decor. The capital expenditure for a major remodel exceeds $1,000,000 and typically involves more extensive refurbishment of the store’s interior and may include the addition of one or more specialty service departments such as a service deli, bakery or full-service seafood. Expansions entail enlargement of the store building and typically include breaking through an exterior wall. The primary objective of a remodel or expansion is to improve the attractiveness of the supermarket, increase sales of higher margin product categories and, where feasible, to increase selling area.

Item 1.	Business (contd.)

Store Expansion and Remodeling (contd.)

The following table sets forth certain statistical information with respect to our supermarket openings, closings and remodels for the periods indicated.

	Fiscal Years Ended
	Sept. 30, 2007	Sept. 28, 2008	Sept. 27, 2009	Sept. 26, 2010	Sept. 25, 2011
Number of supermarkets:
Opened	3	1	3	—	—
Closed	(1)	—	(1)	—	—
Total at end of year	164	165	167	167	167
Minor remodel	6	3	3	2	2
Major remodel	12	10	9	4	1

In addition to the above information on our supermarket openings, closings and remodels we have also had store replacements. In fiscal 2011, we closed an older store in Grand Terrace, California and replaced it with a new store. In fiscal 2009, we replaced an older store in Ontario, California and replaced it with a new store in Chino, California both the old store and new store were within one mile of each other.

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

Corporate Offices and Distribution Center

Our corporate office and Distribution Center encompass approximately 2.4 million square feet. Based on sales volume, approximately 77% of the products offered for sale in our supermarkets are received through our Distribution Center.

Our stores are located an average of 41 miles from our Distribution Center. Most of our supermarkets can be reached without using the most congested portions of the Southern California freeway system.

Our transportation fleet consists of modern well-maintained vehicles. As of September 25, 2011, we operated approximately 135 tractors, of which we owned four and leased the remaining 131. We operated 492 trailers, all of which we owned.

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

A key component of our business strategy is to provide our customers with a variety of quality brand-name merchandise as well as alternative selections of high-quality private label merchandise. To meet the needs of customers, our supermarkets are stocked with approximately 40,000 items. We place particular emphasis on the freshness and quality of our meat and produce merchandise and maintain high standards for these products by distributing them through our Distribution Center.

Retail Operations

Our supermarkets are well maintained, have adequate off-street parking and open between 6:00 and 7:00 in the morning and close between 10:00 and 12:00 in the evening, seven days a week. We are closed on Christmas Day and have limited hours on Thanksgiving Day. Because we operate each of our supermarkets under similar formats, we believe we are able to achieve certain operating economies.

Store Management. Each of our supermarkets is managed by a store manager and an assistant manager, each of whom receives a base salary and may receive a bonus based on their individual supermarket’s overall performance and on meeting other established criteria. The store manager and assistant manager are supported by department and other store management who have the training and skills necessary to provide proper customer service, operate the store and manage personnel in each department. Each of our stores has individual department managers for grocery, meat and produce, and where applicable for bakery, service deli and seafood. Departmental managers are hourly employees and may receive an annual bonus based on meeting established criteria. Store managers report to one of eight district managers, each of whom is responsible for an average of 21 supermarkets. District managers report to one of three Regional Vice Presidents.

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

Employees

We have approximately 16,500 employees of which approximately 800 are management and administrative employees and 15,700 are hourly union employees. Substantially all of our hourly employees are members of either the United Food and Commercial Workers (“UFCW”) or International Brotherhood of Teamsters (“Teamsters”) labor unions and are represented by several different collective bargaining agreements.

Our collective bargaining agreements with the UFCW were renewed in October 2011 and expire in March 2014. Our Teamsters’ collective bargaining agreements were renewed in October 2010 and expire in September 2015.

We value our employees and believe our relationships with them are good and that employee loyalty and enthusiasm are key elements of our operating performance.

Competition

We operate in a highly competitive industry characterized by narrow profit margins. Competitive factors include price, quality and variety of products, customer service, and store location and condition. We believe our competitive strengths include our specialty service departments, everyday low prices, breadth of product selection, high product quality, one-stop shopping convenience, attention to customer service, convenient store locations, a long history of community involvement and an established long-term customer base in Southern California.

Given the wide assortment of products we offer, we compete with various types of retailers, including local, regional and national supermarket chains, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. Our primary traditional supermarket format competitors include Vons a division of Safeway, Albertsons a division of SuperValu, Ralphs a division of Kroger, and a number of independent supermarket operators. We, and our traditional supermarket format competitors, also face competitive pressures from “big box” format retailers including Walmart, Target, Costco and Winco.

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

Environmental

We incurred approximately $141,000 in environmental remediation costs over the past three years. Remediation costs were approximately $61,000 in fiscal 2009, $54,000 in fiscal 2010 and $26,000 in fiscal 2011. We believe that any such future remediation costs will not have a material adverse effect on our financial condition or our results of operations.

Item 1A.	Risk Factors

The supermarket industry is highly competitive and generally characterized by narrow profit margins. We compete with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug chains, national general merchandisers and discount retailers, membership clubs, warehouse stores and independent and specialty grocers. All of whom compete with us on the basis of location, quality of products, service, price, product variety and store condition. Our primary traditional supermarket format competitors include Vons, Albertsons, Ralphs, and a number of independent supermarket operators and we face competition from “big box” format retailers which include Wal Mart, Target, Costco and Winco. We also compete with restaurants and fast food chains as household food expenditures are directed to the purchase of food prepared outside the home.

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

We face competitive pressure from existing competitors and from smaller format stores such as convenience stores, drug stores and discount stores that carry traditional supermarket format items. Some of our competitors have greater resources than us and are not unionized which results in their having lower labor cost. These competitors could use their resources to take measures which could adversely affect our competitive position.

Our marketing area in Southern California continues to be highly competitive and in flux. Our marketing area changes frequently as competitors open and close supermarket locations and introduce new pricing strategies. We anticipate continued competition from “big box” format retailers, our traditional supermarket format competitors and other smaller format competitors.

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

We own our corporate offices and Distribution Center located at Norton. The following schedule presents the square footage of our Distribution Center and corporate offices as of September 25, 2011.

Classification	Square Feet
Distribution	2,206,000
Administrative offices	176,000

Total	2,382,000

As of September 25, 2011, we owned 49 of our supermarkets and leased the remaining 118 supermarkets. We believe our supermarkets are well maintained and adequately meet the expectations of our customers. We operate 167 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. The following schedule reflects our store count by size and county, and the number of stores that were either leased or owned by us as of September 25, 2011.

	No. of Stores			Total Square Feet
County	Total	Owned	Leased	Under 25,000	25,000- 29,999	30,000- 34,999	35,000- 40,000	Over 40,000
San Bernardino	52	14	38	5	15	5	14	13
Riverside	47	11	36	9	13	3	5	17
Orange	30	11	19	4	13	1	4	8
Los Angeles	25	8	17	3	7	1	3	11
San Diego	11	5	6	—	1	—	2	8
Kern	2	—	2	—	—	1	1	—

Total	167	49	118	21	49	11	29	57

The total square footage of our supermarkets is approximately 5.8 million square feet, of which approximately 4.1 million square feet is selling area.

Item 3.	Legal Proceedings

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

On November 5, 2010, an action by Diego De Jesus Martinez was filed in the Superior Court of the State of California for the County of Los Angeles against Markets (“Martinez Case”) seeking individual and potential class action monetary damages for alleged discrepancies between the actual time worked by certain employees and the amounts recorded on Markets’ time clock reports on payroll records. On October 26, 2011 following a mediation, the Martinez Case was settled subject to court approval of the settlement and the full settlement amount has been recorded in our consolidated financial statements for the fiscal year ended September 25, 2011.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

There is no established public trading market for Holdings’ common equity.

(b)	Holders

	Authorized	Outstanding
Common Stock	100,000	0
Class A Common Stock	100,000	33,837

La Cadena holds 33,837 shares, or 100% of Holdings’ outstanding Class A Common Stock.

(c)	Dividends

As of September 25, 2011, we had the ability and right to pay restricted payments, including dividends, of up to $32.5 million.

Dividends of $5.0 million were paid in both fiscal 2010 and fiscal 2011.

Item 6.	Selected Financial Data

The following table sets forth historical financial data derived from the audited consolidated financial statements of Holdings as of and for the fiscal years ended September 30, 2007, September 28, 2008, September 27, 2009, September 26, 2010 and September 25, 2011. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Audited Consolidated Financial Statements and related notes thereto contained elsewhere herein. The information included in “Other Operating and Financial Data” and “Store Data” is unaudited.

	Fiscal Year Ended
	Sept. 30, (4)	Sept. 28, (4)	Sept. 27, (4)	Sept. 26, (4)	Sept. 25, (4)
	2007	2008	2009	2010	2011
	(In thousands, except per share amounts)

Statement of Earnings Data:
Sales	$3,674,427	$3,741,254	$3,766,040	$3,606,839	$3,693,306
Cost of goods sold	2,674,563	2,743,074	2,764,004	2,636,891	2,702,414

Gross profit	999,864	998,180	1,002,036	969,948	990,892
Selling, general and administrative expenses	818,863	829,697	827,192	819,698	841,527
Gain on sale of dairy assets	—	—	—	(9,396)	—
Depreciation and amortization	48,715	52,987	53,536	50,822	48,413

Total operating expenses	867,578	882,684	880,728	861,124	889,940

Operating profit	132,286	115,496	121,308	108,824	100,952

Interest and other income	13,927	8,598	1,194	863	790
Interest expense	(59,586)	(57,464)	(68,252)	(68,516)	(55,521)
Interest expense related to purchase of debt	(3,953)	—	—	—	(1,775)

Income before income taxes	82,674	66,630	54,250	41,171	44,446
Income taxes	33,279	26,000	19,481	16,587	18,156

Net income	$49,395	$40,630	$34,769	$24,584	$26,290

Earnings per average common shares outstanding	$1,356.19	$1,136.03	$989.10	$708.33	$770.79

Item 6.	Selected Financial Data (contd.)

	Fiscal Year Ended
	Sept. 30,(4)	Sept. 28,(4)	Sept. 27,(4)	Sept. 26,(4)	Sept. 25,(4)
	2007	2008	2009	2010	2011
	(In thousands, except per share amounts)

Balance Sheet Data (end of fiscal year):
Working capital	$304,407	$234,032	$274,353	$206,123	$200,029
Total assets	1,269,825	1,276,227	1,314,735	1,322,787	1,232,767
Long-term debt	810,000	810,000	810,000	677,750	642,577
Long-term capitalized lease obligations	6,252	5,104	3,768	2,206	1,099
Other long-term liabilities	113,005	113,100	144,228	152,272	162,865
Stockholder’s equity	9,279	40,506	63,755	73,133	80,764
Dividends paid per share, Class A common stock	$139.78	$142.24	$—	$144.71	$147.77

Cash Flow Data:
Cash provided by operating activities	171,507	57,466	122,410	87,101	91,821
Cash provided by (used in) financing activities	81,901	(14,230)	(1,149)	(14,336)	(153,352)
Cash provided by (used in) investing activities	(174,740)	(175,837)	(63,498)	55,326	(27,690)

Other Operating and Financial Data:
Sales increases (decreases):
Total sales	4.7%	1.8%	0.7%	(4.2)%	2.4%
Like stores sales (comparable 52-weeks)(1)	1.7%	2.5%	0.0%	(2.4)%	2.5%
Operating profit	$132,286	$115,496	$121,308	$108,824	$100,952
Fixed charge coverage ratio(2)	1.77	1.61	1.58	1.44	1.53
Gross profit as a percentage of sales	27.21%	26.68%	26.61%	26.89%	26.83%
Selling, general and administrative expenses as a percentage of sales	22.29%	22.18%	21.96%	22.72%	22.79%

Store Data:(3)
Number of stores (at end of fiscal year)	164	165	167	167	167
Average sales per store (000’s)	$21,860	$21,961	$21,945	$21,375	$21,912
Average store size:
Total square feet	34,028	34,178	34,405	34,497	34,507
Selling square feet	24,165	24,237	24,340	24,386	24,454
Total square feet (at end of fiscal year) (000’s)	5,599	5,644	5,761	5,761	5,779
Total selling square feet (at end of fiscal year) (000’s)	3,972	4,001	4,072	4,072	4,084
Sales per average square foot	$642	$643	$638	$620	$635
Sales per average selling square foot	$905	$906	$902	$877	$896

(1)	We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year, we only use the current year’s weekly sales that correspond to the weeks the stores were open in our previous year. For replacement store sales, we include sales for the entire year for both the replaced and the replacement store in the like store sales calculation. For stores that were closed during the year, we only include prior year sales that correspond to the week the stores were opened in the current year.

(footnotes continued on following page)

Item 6.	Selected Financial Data (contd.)

(2)	For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and amortization of previously capitalized interest. Fixed charges consist of interest expense whether expensed or capitalized, amortization of debt issuance costs and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case. Exhibit 12.1 included in this Form 10-K shows the calculation of the fixed charge coverage ratio.
(3)	Average sales per store, sales per total square feet and sales per selling square feet are calculated by prorating the number of stores, total square feet and selling square feet by the period of time the store was opened, for new stores, or the period of time the expanded square footage was in service, for expanded stores.
(4)	Fiscal years 2008, 2009, 2010 and 2011 were 52-week years while fiscal 2007 was a 53-week year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Self-Insurance Reserves

We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. The estimates used by us are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.50% for fiscal 2009, 5.00% for fiscal 2010 and 4.50% for fiscal 2011. The analysis of self-insurance liability is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. For fiscal 2011, if a rate of 3.50% was used to discount the reserves, the reserves for self insurance would have been $1.9 million higher than the reserves calculated at a 4.50% discount rate. If a rate of 5.50% was used in fiscal 2011 to discount the reserves, the reserves for self insurance would have been $1.8 million lower than the reserves calculated at a 4.50% discount rate.

Employee Benefit Plans

The determination of our obligation and expense for pension benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions are disclosed in “Note 6 – Retirement Plans” in the accompanying Notes to the Audited Consolidated Financial Statements contained herein and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with U.S. generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in the assumptions may materially affect our pension obligations and expense for pension benefits.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Critical Accounting Policies (contd.)

Employee Benefit Plans (contd.)

For fiscal 2011, the discount rate used to calculate the net periodic pension cost was 4.50%. If the rate used to discount the net periodic pension cost was 3.50%, net periodic pension cost would have been $0.9 million higher than the cost calculated at a 4.50% discount rate. If the rate used to calculate the net periodic pension cost was 5.50%, net periodic pension cost would have been $0.8 million lower than the cost calculated at the 4.50% discount rate.

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

Significant Accounting Policies

In addition to the critical accounting policies disclosed above, there are certain accounting policies that we have adopted that may differ from policies of other companies within the supermarket industry. Such differences in the treatment of these policies may be important to the readers of our Form 10-K and our Audited Consolidated Financial Statements contained herein. For further information regarding our accounting policies, refer to “Note 1 – The Company and Summary of Significant Accounting Policies” in the Notes to the Audited Consolidated Financial Statements contained herein.

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

Executive Overview

While we faced continued economic challenges due to the high unemployment in our marketing area and a stagnate economy, we were able to grow our net sales by 2.4% over the prior year net sales and our customer visits increased as well. We were able to do this by holding our retail prices against inflation to the extent possible and by focusing our promotional dollars to items we felt would drive traffic in the stores. In August 2011, we opened a replacement supermarket in Grand Terrace, California which replaced a smaller existing supermarket located near the replacement supermarket.

We remain committed, during these tough times, to a strategy of retaining customer counts by continuing to provide exceptional customer service and value to our customers on their purchases from our supermarkets.

Our marketing area of Southern California continues to be highly competitive with unemployment levels higher than the national average. These conditions will continue to put pressure on our gross margin as we endeavor to retain our customer base. For the foreseeable future, we anticipate continued competitive pressures from “big box” format competitors including Walmart, Costco, Target and Winco, from our traditional supermarket format competitors Vons, Albertsons and Ralphs and from independent supermarket operators.

On October 11, 2009, we sold substantially all of the assets of Dairies to subsidiaries of Dean Foods for $88.0 million in cash and assumption of certain liabilities including substantially all of Dairies’ current liabilities, which included accounts payable. In the second quarter of fiscal 2010, the purchase price was adjusted upwards by approximately $1.5 million due to an adjustment for working capital. Dairies’ assets which were sold consisted primarily of accounts receivable, inventory and property and equipment. Also on October 11, 2009, we entered into the PPA with Dean Foods to purchase substantially all fluid milk products sold in our supermarkets from Dean Foods. The purchase prices under the PPA are deemed to approximate market pricing. We incurred approximately $3.8 million in fees related to the Dairy Transaction and recognized a gain, net of tax, of approximately $5.6 million. We retained responsibility for all workers’ compensation claims of Dairies’ employees for events occurring through the transaction date. As of October 11, 2009, we ceased all dairy manufacturing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations

Sales and Gross Profit (in thousands)

	Fiscal Year Ended			Change
				2010 to 2009		2011 to 2010
	Sept. 27, 2009	Sept. 26, 2010	Sept. 25, 2011
				Dollar	%	Dollar	%

Sales	$3,766,040	$3,606,839	$3,693,306	$(159,201)	(4.23)%	$86,467	2.40%

Gross Profit	$1,002,036	$969,948	$990,892	$(32,088)	(3.20)%	$20,944	2.16%
as a % of sales	26.61%	26.89%	26.83%

Sales

Overall, our sales were $86.5 million higher in fiscal 2011 versus fiscal 2010. Fiscal 2010 sales included $3.5 million in sales from Dairies before the Dairy Transaction in October 2010. Sales in our supermarkets increased $90.0 million over the previous year.

$93.2 million of the decrease in fiscal 2010 versus fiscal 2009 sales is the result of lost sales from Dairies as a result of the Dairy Transaction. The remaining reduction in sales was from a reduction in like store sales in fiscal 2010 compared to fiscal 2009 of $89.9 million partially offset in part by sales from newly opened stores not included in like store sales.

Like Store Sales

We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year periods, we only include the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year. For stores that have been closed, we only include the prior year’s weekly sales that correspond to the weeks the stores were opened in the current year. For replacement stores we include sales for the entire year for both the replaced and replacement store in our like store sales calculation.

Like store sales are affected by various factors including, but not limited to, inflation and deflation, promotional discounting, customer traffic, buying trends, pricing pressures from competitors and competitive openings and closings.

Like store sales increased $90.0 million or 2.50% in fiscal 2011 compared to fiscal 2010. We attribute the increase in like store sales to our marketing efforts which provided increased value to our customers. Like store sales decreased $89.9 million or 2.45% in fiscal 2010 over fiscal 2009.

Gross Profit

Our gross profit, as a percentage of sales, in 2011 compared to 2010 decreased somewhat as we held margin in order to retain and grow customer visits to our supermarkets.

The increase in our gross profit margin, as a percentage of sales, in fiscal 2010 over fiscal 2009 is primarily due to our suspension in November 2009 of a special produce discounting program which we started in June 2009 and continued until November 2009. Also, during the fourth quarter of fiscal 2010, we consciously focused our promotional dollars to specific product categories.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Operating Expenses and Income (in thousands)

	Fiscal Year Ended			Change
	Sept. 27, 2009	Sept. 26, 2010	Sept. 25, 2011	2010 to 2009		2011 to 2010

				Dollar	%	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$827,192	$819,698	$841,527	$(7,494)	(0.91)%	$21,829	2.66%
as a % of sales	21.97%	22.72%	22.79%

Gain on sale of assets	—	$(9,396)	$—	(9,396)	—	$9,396	(100.00)%
as a % of sales	—	(0.26)%	—

Depreciation and amortization	$53,536	$50,822	$48,413	$(2,714)	(5.07)%	$(2,409)	(4.74)%
as a % of sales	1.42%	1.41%	1.31%

Operating profit	$121,308	$108,824	$100,952	$(12,484)	(10.29)%	$(7,872)	(7.23)%
as a % of sales	3.22%	3.02%	2.73%

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of sales, in fiscal 2011 compared to fiscal 2010 are comparable at 22.79% versus 22.72%, respectively. We had contractual increases in union insurance of 0.40%, as a percentage of sales, an increase in transaction service costs of 0.07%, as a percentage of sales and a settlement of a lawsuit related to a class action labor claim (See “Item 3 – Legal Proceedings” for further discussion of this claim). These increases were partially offset by reductions in direct labor and other labor costs as well as reductions in our electric rates in fiscal 2011.

The increase in selling, general and administrative expenses, as a percentage of sales, in fiscal 2010 compared to fiscal 2009 is attributed primarily to increases, as a percentage of sales, in payroll related costs and to a settlement of an employment related lawsuit for Dairies. Payroll related expenses, as a percentage of sales, increased 0.72% and was primarily comprised of increases of 0.39%, as a percentage of sales, in union insurance benefits and an increase in workers compensation expense, as a percentage of sales, of 0.14% of sales. Union insurance increased approximately $11.6 million over fiscal 2009 primarily as a result of higher insurance rates under our UFCW contracts. Workers’ compensation expense increased approximately $4.2 million over fiscal 2009 due to increases in our self insurance reserves. In fiscal 2010, we settled a lawsuit related to a class action employment claim. See “Item 3 – Legal Proceedings” for further discussion of the claim.

The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses was $1.2 million in each fiscal year 2011, 2010 and 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations (contd.)

Gain on Sale of Assets

The pretax gain from the Dairy Transaction in fiscal 2010 was approximately $9.4 million.

Depreciation and Amortization

Depreciation expense was $48.4 million, $50.8 million and $53.5 million in fiscal 2011, 2010 and 2009, respectively. The reduction in depreciation in fiscal 2011 compared to 2010 is due to more assets being fully depreciated. The sale of dairy assets in fiscal 2010 reduced depreciation expense when compared to fiscal 2009. Included in cost of goods sold is depreciation expense related to our warehousing and distribution activities of $11.2 million, $11.3 million and $14.6 million in fiscal years 2011, 2010 and 2009, respectively. Our fiscal 2009 cost of goods sold included depreciation from our dairy operations.

Interest Income

Interest income was $0.7 million, $0.4 million and $0.5 million in fiscal years 2011, 2010 and 2009, respectively.

Interest Expense

Interest expense amounted to $55.5 million, $68.5 million and $68.3 million for the 2011, 2010 and 2009 fiscal years, respectively. Included in interest expense for fiscal 2011 was an approximate $3.5 million write off of remaining deferred offering costs when we early retired our $525 million 8.25% Senior Notes due 2012. The reduction in interest expense in fiscal 2011 compared to fiscal 2010 is due to the reduction in long term debt of approximately $128.6 million and refinancing of the majority of our remaining outstanding debt at a lower overall interest rate. Interest capitalized during construction projects, which reduces interest expense, was $0.3 million and $0.5 million in fiscal years 2011 and 2009, respectively. We had no significant capitalized interest in fiscal 2010.

Interest Related to Debt Purchase

During fiscal 2011, we paid a tender premium of approximately $1.8 million related to our tender offer to early redeem a significant portion of our then outstanding $525.0 million 8.125% Senior Notes.

Income Before Income Taxes

Income before income taxes amounted to $44.4 million, $41.2 million and $54.3 million in fiscal 2011, 2010 and 2009, respectively.

Income Taxes

Income taxes amounted to $18.2 million, $16.6 million and $19.5 million in fiscal 2011, 2010 and 2009, respectively. Our effective tax rate was 40.8%, 40.3% and 35.9% for fiscal years 2011, 2010 and 2009, respectively. The increased effective tax rate in fiscal 2011 compared to fiscal 2010 is due to less tax credits being available and higher taxable income amount in the current year compared to the prior year. The reduced effective tax rate in fiscal 2009 compared to fiscal 2010 was due primarily to a previously unrecognized tax benefit associated with Dairies being able to be taken in fiscal 2009 that was not present in fiscal 2010.

Net Income

Net income for fiscal 2011 amounted to $26.3 million, compared to $24.6 million in fiscal 2010 and $34.8 million in fiscal 2009.

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

As of September 25, 2011, we had $49.7 million of outstanding letters of credit and we had $50.3 million available under our credit facility.

We had no short-term borrowings outstanding as of September 25, 2011 and we did not incur any short-term borrowings during fiscal 2011.

Working capital amounted to $200.0 million at September 25, 2011 and $206.1 million at September 26, 2010. Our current ratios were 1.58:1 and 1.49:1 at September 25, 2011 and September 26, 2010, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.

Net cash provided by operating activities for fiscal 2011 was $91.8 million compared to $87.1 million for fiscal 2010 and $122.4 million for fiscal 2009.

In fiscal 2011, we increased inventory by $27.4 million compared to fiscal 2010. The increase in inventory was primarily due to our decision to increase inventory levels on non-perishable items in order to mitigate some effects of inflation.

During fiscal 2011, we expended $44.3 million in capital expenditures which included the construction of a replacement store in Grand Terrace, California and the purchase of two former Albertsons stores that will be remodeled and open as replacements for existing Stater Bros.’ supermarkets in fiscal 2012.

In the first quarter of 2011, we issued $255.0 million of 7.375% Senior Notes due 2012 and a $145.0 million secured term loan due 2014. We used the proceeds from these issuances and cash on hand to early retire our $525.0 million 8.125% Senior Notes due 2012.

Significant sources of cash from operating activities in fiscal 2010, included our net income adjusted for non-cash depreciation and amortization, and an increase in accrued liabilities offset in part by a decrease in accounts payable. We received approximately $85.8 million, after fees, from the Dairy Transaction. During fiscal 2010, we expended $33.8 million in capital expenditures.

We believe that capital expenditures for fiscal 2012 will be approximately $52.0 million and we expect to finance the expenditures from cash on-hand and from cash from operating activities. The following table sets forth the major components of expected fiscal 2012 capital expenditures.

Expected Capital Expenditures Fiscal 2012

(In thousands)

New store construction	$13,715
Store remodels	13,146
MIS equipment and software	7,791
Store equipment	14,300
Distribution equipment	1,509
Transportation equipment	1,558

$52,019

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

Credit Facility

On November 29, 2010, we entered into a $245.0 million senior secured credit facility (the “Credit Facility”) with Bank of America, N.A., as administrative agent and a lender. The Credit Facility consists of a four-year $145.0 million term loan (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Facility replaced our existing $100.0 million credit facility as of November 29, 2010. The Credit Facility is secured by substantially all of the Company’s personal property excluding certain intangible assets consisting of trademarks and shares of capital stock. The Credit Facility is guaranteed by the Company, Development, Super Rx and Dairies.

The Term Loan bears interest at Eurodollar Rate plus 2.50% or the Base rate plus 1.50% (as defined in the Credit Facility) and the interest is payable quarterly in arrears and includes mandatory quarterly principal payments of 5.0% in each of the first two years of the agreement and 10.0% in years three and four of the agreement. The Term Loan also includes additional mandatory principal payments on the Term Loan based on a percentage of “excess cash flow” as defined in the Credit Facility. The Term Loan is due November 29, 2014 with any remaining outstanding principal amounts under the Term Loan due as of that date. The security held under the Credit Facility is held until the Term Loan is paid in full. We incurred $2.0 million of debt issuance cost related to the Term Loan which will be amortized over the term of the Term Loan.

Subject to certain restrictions, the entire amount of the Revolving Credit Facility may be used for loans, letters of credit, or a combination thereof. Borrowings under the Revolving Credit Facility are secured and will be used for working capital, certain capital expenditures and other general corporate purposes. Letters of credit issued under the letter of credit facility are expected to be used for workers’ compensation insurance obligations and may be used for new store construction and certain other corporate purposes. The availability of the loans and letters of credit is subject to certain borrowing restrictions.

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

Loans under the Revolving Credit Facility may be prepaid at any time without penalty, subject to certain minimums and payment of any breakage and re-deployment costs in the case of loans based on the Eurodollar rate. We may reduce the commitments under the Revolving Credit Facility. We will be required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. Outstanding letters of credit under the Revolving Credit Facility are subject to a fee of 1.25% per annum on the face amount of such letters of credit, payable quarterly in arrears. We will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letters of credit issued under the letter of credit facility.

The Credit Facility requires us to meet minimum shareholder’s equity and EBITDA tests. The Credit Facility contains covenants which, among other things, limit our ability to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, (iii) make restricted payments, (iv) enter into transactions with affiliates and (v) make amendments to the Indenture governing our Senior Notes. Markets and our other subsidiaries are not limited in their ability to transfer assets in the form of loans, advances or cash dividends to us.

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

Credit Facility (contd.)

As of September 25, 2011, we had $49.7 million of outstanding letters of credit and had $50.3 million available under the credit facility.

As of September 25, 2011, we had $29.7 million of additional mandatory principal payments from excess cash flow as calculated under our Term Loan which is payable in our second quarter of fiscal 2012 and we have included this amount in “Current portion of long-term debt” in our consolidated balance sheets in the accompanying Audited Consolidated Financial Statements contained herein.

The Credit Facility will cease to be available and will be payable in full in November 2014.

Labor Relations

The UFCW’s collective bargaining agreements were renewed in October 2011 and expire in March 2014. The Teamsters’ collective bargaining agreements were renewed in October 2010 and expire in September 2015.

We value our employees and believe our relationship with them is good and that employee loyalty and enthusiasm are key elements of our operating performance.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than stand-by letters of credit, as discussed under the caption “Liquidity and Capital Resources” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and operating leases as disclosed in “Note 4 – Leases” in the Notes to the Audited Consolidated Financial Statements contained herein, that would have or are reasonably likely to have material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Tabular Disclosure of Contractual Cash Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of September 25, 2011.

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Contractual Cash Obligations (In thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term Loan due November 2014 (1)
Principal	$141,375	$38,798	$23,563	$79,014	$—
Interest	11,448	4,999	5,378	1,071	—

	152,823	43,797	28,941	80,085	—
7.75% Senior Notes due April 2015
Principal	285,000	—	—	285,000	—
Interest	88,350	22,088	44,175	22,087	—

	373,350	22,088	44,175	307,087	—
7.375% Senior Notes due November 2018
Principal	255,000	—	—	—	255,000
Interest	141,047	18,806	37,613	37,613	47,015

	396,047	18,806	37,613	37,613	302,015
Capital lease obligations (2)
Principal	2,206	1,107	1,099	—	—
Interest	456	296	160	—	—

	2,662	1,403	1,259	—	—

Operating leases (2)	348,635	38,730	66,519	53,021	190,365

Total contractual cash obligations	$1,273,517	$124,824	$178,507	$477,806	$492,380

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Other Commercial Commitments (In thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby letters of credit (3)	$49,737	$49,737	$—	$—	$—

Total other commercial commitments	$49,737	$49,737	$—	$—	$—

(1)	As of September 25, 2011, interest on our Term Loan is based on the Eurodollar Rate plus 2.500% and consisted of a ninety day rate of 2.746% on approximately $1.8 million and a twelve month rate of 3.287% on approximately $139.6 million. For purposes of contractual cash obligations shown here, we have assumed the ninety day and twelve month interest rates as of September 25, 2011 for the respective assumed short-term and long-term portions of our Term Loan.
(2)	We lease the majority of our retail stores. We have subleased our former headquarters buildings and certain former distribution facilities located in Colton, California under an initial 15 year term for an amount equal to our lease payments. For purposes of contractual cash obligation shown here, minimum lease payments on this lease are shown without sub-lease offset. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.
(3)	Standby letters of credit are committed as security for workers’ compensation. Outstanding letters of credit expire between September 2011 and February 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

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

We are subject to interest rate risk on our fixed interest rate debt obligations. Our fixed rate debt obligations are comprised of our Term Loan (once 90 day and annual rates are chosen), our 7.75% Senior Notes due April 2015, our 7.375% Senior Notes due November 2018 and our capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. While interest rate changes will impact the market value risk of our bonds, such changes in the market value of our bonds do not affect our earnings or cash flows. Our earnings and our cash flows may be affected to the extent the interest rate on our Term Loan changes at each interest rate renewal period. We have not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk.

	Expected Year of Maturity
	(In thousands)
	2012	2013	2014	2015	2016	Thereafter	Fair Value

Long-term debt and capital lease obligations	$39,905	$9,861	$14,800	$364,015	$—	$255,000	$696,294

Average interest rate	6.78%	6.93%	6.90%	7.38%	7.38%	7.37%

Item 8.	Financial Statements and Supplementary Data

Information called for by this item is set forth in our Audited Consolidated Financial Statements and supplementary data contained in this report. Specific financial statements and supplementary data can be found on the pages listed in the following index.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the costs and benefits of such controls and procedures. Based on this evaluation by our Chief Executive Officer and our Chief Financial Officer, we concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2011.

Changes in Internal Controls Over Financial Reporting

During the fourth quarter ended September 25, 2011, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of September 25, 2011.

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

Name	Age	Position
Jack H. Brown	73	Chairman of the Board, President and Chief Executive Officer

Phillip J. Smith	64	Executive Vice President and Chief Financial Officer

James W. Lee	60	President and Chief Operating Officer of Markets

Dennis L. McIntyre	51	Executive Vice President of Marketing of Markets

George A. Frahm	58	Executive Vice President of Retail Operations and Administration of Markets

Bruce D. Varner	75	Director and Secretary

Thomas W. Field, Jr.	78	Vice Chairman of the Board of Directors

Ronald G. Skipper	71	Director

Background of Directors and Executive Officers

Jack H. Brown has been President and Chief Executive Officer of Holdings or its predecessor companies since June 1981 and Chairman of the Board since 1986. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly-owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 58 years. Mr. Brown’s Trust is the sole owner of La Cadena.

Phillip J. Smith was promoted to Executive Vice President and Chief Financial Officer in February 2006. He was Senior Vice President and Chief Financial Officer from November 2000 to February 2006 and was Vice President and Controller of Markets from April 1998 until November 2000. Mr. Smith joined Markets in 1987 as Controller. Mr. Smith has approximately 36 years experience in the supermarket industry. Prior to joining Markets, Mr. Smith was employed by Market Basket Foodstores as Vice President and Chief Financial Officer from 1985 to 1987. From 1975 until 1985, Mr. Smith was employed by various divisions of Cullum Companies, Inc., a publicly held corporation, in various financial capacities.

James W. Lee joined Markets in August 2002 as Group Senior Vice President of Retail Operations and was promoted to Executive Vice President of Retail Operations and Administration in January 2006. Mr. Lee was promoted to President and Chief Operating Officer of Markets effective September 30, 2006. Mr. Lee has over 37 years experience in the supermarket industry. Prior to joining Markets, Mr. Lee was employed with Wild Oats Markets, Inc. between 1997 and 2001 as Chief Operating Officer. Mr. Lee was employed in various operating capacities, including Vice President, Retail, with Ralphs Grocery Company, a division of Kroger Co., from 1972 until 1996.

Item 10.	Directors and Executive Officers of the Registrant (contd.)

Background of Directors and Executive Officers (contd.)

Dennis L. McIntyre has been Executive Vice President of Marketing of Markets since December 2007. Mr. McIntyre has served Markets for 34 years in various capacities including Courtesy Clerk, Assistant Manager, Buyer, Assistant Vice President of Marketing from 1994 until 1999, Vice President of Marketing from 1999 to 2000, Senior Vice President of Marketing from 2000 to 2002 and Group Senior Vice President of Marketing of Markets from 2002 to 2007.

George A. Frahm has been Executive Vice President of Retail Operations and Administration of Markets since December 2007. Mr. Frahm has served Markets for 35 years in various capacities including Courtesy Clerk and progressed through a range of retail store and district supervision positions. Mr. Frahm was Vice President of Labor Relations from 1996 until 2001, Senior Vice President of Administration from 2001 to March 2006, Group Senior Vice President of Administration from March 2006 to September 2006 and Group Senior Vice President of Retail Operations and Administration of Markets from 2006 to 2007.

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

Thomas W. Field, Jr. has been Vice Chairman of the Board of Directors of Holdings since May 1998 and a Director of Holdings since 1994. Mr. Field has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field was President of American Stores Company from 1981 to 1984 and was President of Alpha Beta Company from 1976 to 1984. Mr. Field was a Director of American Stores Company from 1979 to 1984. Mr. Field is a nationally recognized and highly regarded supermarket executive and he served as a director of the Campbell Soup Company. Mr. Field has held various positions in the Supermarket Industry for over 51 years.

Ronald G. Skipper has been a Director of Holdings since April 2007. Mr. Skipper is an attorney and has practiced law for over 43 years in San Bernardino, California where he has resided for over 58 years. Mr. Skipper specializes in litigation matters. Mr. Skipper serves as a Director for Pacific Premier Bank and has been its Chairman of the Board for the past twelve years.

Director Compensation

Annual compensation for non-employee Directors is comprised of an annual retainer and meeting fees.

Annual Board Retainer

Directors receive an annual cash retainer of $50,000 per year.

Meeting Fees

Directors receive a fee of $500 for attending each Board meeting and an additional fee of $500 per committee meeting attended.

Item 10.	Directors and Executive Officers of the Registrant (contd.)

Director Compensation For fiscal Year 2011

Name	Director Fees	Meeting Fees	Total
Thomas W. Field, Jr.	$50,000	$3,000	$53,000

Bruce D. Varner	$50,000	$3,000	$53,000

Ronald G. Skipper	$50,000	$3,000	$53,000

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

Compensation Discussion and Analysis (contd.)

Salary

Named executive officers are paid a base salary with annual increases at the discretion of the Compensation Committee and the approval of our Board of Directors. In addition to the items outlined above and our financial performance, individual factors are also considered in setting base salaries, including the executive’s experience, achievements, leadership and value to us. There were no raises given to the named executive officers in fiscal 2011.

Bonus

Our executive compensation program includes an annual non-equity incentive cash bonus designed to reward the named executive officers for individual performance and for our overall success. These amounts are recommended subjectively by the Compensation Committee based on the criteria outlined above. There will be no annual bonuses paid to the named executive officers for fiscal 2009, 2010 and 2011.

Deferred Compensation

We maintain a deferred compensation plan to provide additional retention incentives to certain employees of Markets whose performance is considered especially critical to our business. Units in the deferred compensation plan may be granted to a new class of employees, to promoted employees or as additional incentive to existing plan participants. All units have a stated value of $20, and appreciate as described below. Newly granted units vest over 5 years. With the exception of Mr. Brown, all of the named executive officers have been granted units in the deferred compensation plan. Units of the deferred compensation plan can only be redeemed when a participant reaches normal retirement age, becomes permanently totally disabled or to the beneficiary upon the death of the recipient. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of Holdings; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as we may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. In the event of a change in control, units of the deferred compensation plan will become fully vested and can be redeemed. During the participant’s employment, the value of the units increase or decrease in accordance with our net profits. Units for fully vested participants who separate from the Company prior to normal retirement age appreciate at the 12-month Treasury Average rate and can be redeemed when the participant reaches normal retirement age. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will be forfeited and no payment will be made. During fiscal 2011, the units in this plan appreciated by 39.7% of stated value. The units for the above named executives increased by a total of $2.4 million.

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

Item 11.	Executive Compensation (contd.)

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Bonus (1)	Change in Pension Value and Non-qual. Def. Comp Earnings (2)	All Other Compensation (3)	Total
Jack H. Brown Chairman, President and Chief Executive Officer
	2011	$1,901,232	$—	$34,752	$51,000	$1,986,984
	2010	$1,901,527	$—	$100,987	$52,000	$2,054,514
	2009	$1,901,365	$—	$227,755	$51,500	$2,180,620

Phillip J. Smith Executive Vice President and Chief Financial Officer
	2011	$356,401	$—	$899,377	$—	$1,255,778
	2010	$356,848	$—	$803,950	$—	$1,160,798
	2009	$356,715	$—	$1,187,697	$—	$1,544,412

James W. Lee President and Chief Operating Officer of Markets
	2011	$406,732	$—	$630,484	$—	$1,037,216
	2010	$406,178	$—	$539,962	$—	$946,140
	2009	$406,301	$—	$766,141	$—	$1,172,442

Dennis L. McIntyre Executive Vice President of Marketing of Markets
	2011	$357,879	$—	$520,196	$—	$878,075
	2010	$358,172	$—	$429,100	$—	$787,272
	2009	$358,730	$—	$641,236	$—	$999,966

George A. Frahm Executive Vice President of Retail Operations and Administration of Markets
	2011	$302,792	$—	$460,419	$—	$763,211
	2010	$302,568	$—	$375,318	$—	$677,886
	2009	$302,581	$—	$565,773	$—	$868,354

(1)	There will be no annual bonuses paid to the named executive officers for fiscal 2011.
(2)	The amount shown represents the change in pension value and change in nonqualified deferred compensation during fiscal years 2011, 2010 and 2009, respectively.
(3)	The value of perquisites and other benefits is only included here if the aggregate amount of such compensation for a named executive officer is greater than $10,000. Mr. Brown is a Director of Holdings and amount shown is the Director fees paid during fiscal 2011 of $51,000, fiscal 2010 of $52,000 and fiscal year 2009 of $51,500.

Item 11.	Executive Compensation (contd.)

PENSION BENEFITS AT SEPTEMBER 25, 2011

Name	Plan Name	Number of Years of Credited Service	Present Value of Accum Benefit	Payments During Last Fiscal Year

Jack H. Brown Chairman, President and Chief Executive Officer
	Pension Plan for Salaried Employees
		30	$1,630,952	$210,918

Phillip J. Smith Executive Vice President and Chief Financial Officer
	Pension Plan for Salaried Employees
		25	$841,281	$—

James W. Lee President and Chief Operating Officer of Markets
	Pension Plan for Salaried Employees
		9	$319,524	$—

Dennis L. McIntyre Executive Vice President of Marketing of Markets
	Pension Plan for Salaried Employees
		34	$392,639	$—

George A. Frahm Executive Vice President of Retail Operations and Administration of Markets
	Pension Plan for Salaried Employees
		35	$574,321	$—

Item 11.	Executive Compensation (contd.)

NONQUALIFIED DEFERRED COMPENSATION FOR FY2011

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions (2)	Aggregate Balance at Last FYE (3)
Jack H. Brown Chairman, President and Chief Executive Officer

	$—	$—	$—	$—	$—

Phillip J. Smith Executive Vice President and Chief Financial Officer

	$—	$777,087	$—	$300,000	$6,716,350

James W. Lee President and Chief Operating Officer of Markets

	$—	$557,722	$—	$250,000	$4,874,958

Dennis L. McIntyre Executive Vice President of Marketing of Markets
	$—	$438,728	$—	$250,000	$4,153,675

George A. Frahm Executive Vice President of Retail Operations and Administration of Markets

	$—	$359,276	$—	$150,000	$2,976,437

(1)	These amounts represent the Company’s contribution in fiscal year 2011 to the named executive officer’s deferred compensation. This includes 20% vesting for units awarded prior to fiscal year 2011 to Mr. Lee, Mr. Smith, Mr. McIntyre and Mr. Frahm and appreciation of 39.7% for all units.
(2)	These amounts represent the one-time withdrawals of half the stated value of some of the vested units in the deferred compensation plan. The stated value of each unit is $20.
(3)	The aggregate balance represents each named executive officer’s deferred compensation balance as of September 25, 2011. This balance represents the vested portion of all units plus appreciation, less any withdrawals.

Item 11.	Executive Compensation (contd.)

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

	TERMINATION	CHANGE IN CONTROL
Name & Principal Position	Severance Pay (1)	Salary & Bonus (2)	Deferred Compensation (3)	Health & Welfare (4)	Total

Jack H. Brown Chairman, President and Chief Executive Officer

	$438,746	$11,607,210	$—	$60,840	$11,668,050
Phillip J. Smith Executive Vice President and Chief Financial Officer

	$82,246	$1,179,687	$7,066,350	$36,504	$8,282,541
James W. Lee President and Chief Operating Officer of Markets

	$93,861	$1,346,284	$5,066,958	$36,504	$6,449,746
Dennis L. McIntyre Executive Vice President of Marketing of Markets

	$82,587	$1,184,578	$4,453,675	$57,287	$5,695,540
George A. Frahm Executive Vice President of Retail Operations and Administration of Markets

	$69,875	$1,002,240	$3,238,437	$36,504	$4,277,181

(1)	Termination of employment by Mr. Brown or by the Board of Directors with the consent of Mr. Brown entitles named executive officers to two weeks of severance pay for every year of service to Markets, up to a maximum of twelve weeks. Severance Pay outlined above represents 12 weeks of pay for Messrs. Brown, Smith, Lee, McIntyre and Frahm.
(2)	In accordance with each named executive officer’s employment and severance agreements, the salary and bonus payable with a change in control represents the sum of five times the base salary and five times the incentive bonus for Mr. Brown and the sum of three times the base salary and three times the incentive bonus for Messrs. Smith, Lee, McIntyre and Frahm with an estimated increase of 10% per year.
(3)	At a change in control, the named executive officer is entitled to the full vested value and appreciation of all deferred compensation, less any withdrawals. The amounts above reflect values as of September 25, 2011.
(4)	Represents continued group health benefits (medical, dental and vision) for the executives and current dependents for a period of up to 5 years for Mr. Brown and 3 years for Messrs. Smith, Lee, McIntyre and Frahm.

Item 11.	Executive Compensation (contd.)

Stock Options and SARs

None

Pension Plan

Our Pension Plan for Salaried Employees (the “Pension Plan”) is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including Directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee’s compensation for each year up to the social security wage base, plus 2.15 percent of the employee’s compensation for each year in excess of the social security wage base. The named executive officers have the following years of credited service under the Pension Plan as of September 25, 2011: Jack H. Brown - 30 years, Phillip J. Smith - 25 years, James W. Lee - 9 years, Dennis L. McIntyre - 34 years and George A. Frahm - 35 years.

The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with Markets. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 2011 retirees with ten or more years of service at retirement is $200,000. The maximum annual compensation that may be considered for 2011 retirees is $250,000.

Pension Plan Table

	Years of Service
Remuneration	15	20	25	30	35
$50,000	$5,625	$7,500	$9,375	$11,250	$13,125
75,000	9,887	13,182	16,478	19,773	23,069
100,000	17,949	23,932	29,915	35,898	41,881
125,000	26,012	34,682	43,353	52,023	60,694
150,000	34,074	45,432	56,790	68,148	79,506
175,000	42,137	56,182	70,228	84,273	98,319
200,000	50,199	66,932	83,665	100,398	117,131
225,000	58,262	77,682	97,103	116,523	135,944
250,000	66,324	88,432	110,540	132,648	154,756

Employment Agreements

Markets has employment agreements with Messrs. Brown, Lee, Smith, McIntyre and Frahm as described previously. In addition, Markets has entered into employment contracts with 20 additional key members of Management. Mr. Brown has the right to terminate any member of management.

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

Payments pursuant to units awarded under the plan are based upon the value of a unit at the last fiscal month-end date prior to the date of retirement, permanent total disability or death, except that if such date occurs within two years of the grant the amount of payment, per unit, is limited to the appreciated value of the units during the period plus the amount vested to that date. Upon a change of control, the payment on all units is equal to the full value of the units. The stated value of each unit is $20. As of September 26, 2010 and September 25, 2011, there were 889,600 and 971,600 units outstanding, respectively.

Board of Directors

The Board had two standing committees during fiscal 2011.

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

Code of Ethics

We have adopted a Financial Code of Ethics which has been signed by the CEO, CFO, Controllers and other key personnel. A copy of the Code of Ethics was provided as an exhibit to the Registration Statement S-4 dated July 24, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 13, 2011, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by (a) each person known by Holdings to beneficially own more than 5% of such stock, (b) each Director of Holdings, (c) each of the named executive officers, and (d) all Directors and named executive officers of Holdings as a group:

Name and Address of Beneficial Owner	Shares of Class A Common Stock Beneficially Owned	Percentage of Class A Common Stock Outstanding
La Cadena(1)	33,837	100%
Jack H. Brown(1)(2)	33,837	100%
Phillip J. Smith(2)	—	—
James W. Lee(2)	—	—
Dennis L. McIntyre(2)	—	—
George A. Frahm(2)	—	—
Thomas W. Field, Jr.(2)	—	—
Bruce D. Varner(2)	—	—
Ronald G. Skipper(2)	—	—
All Directors and executive officers as a group (8 persons)(1)	33,837	100%

(1)	The 33,837 outstanding shares of Holdings’ Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partners of La Cadena. The sole equity partner of La Cadena is The Jack H. Brown Revocable Trust. Mr. Brown’s Trust has the sole voting interest and Mr. Brown is the Managing General Partner of La Cadena with the power to vote the shares of Holdings owned by La Cadena on all matters. The address of La Cadena is 3750 University Avenue, Suite 610, Riverside, California 92501.
(2)	The address of Messrs. Brown, Smith, Lee, McIntyre, Frahm, Field, Varner and Skipper is c/o Stater Bros. at 301 S. Tippecanoe Avenue, San Bernardino, California 92408.

Change of Control Arrangements

None

Item 13.	Certain Relationships and Related Transactions

Mr. Bruce D. Varner and the law firm of Varner & Brandt LLP, of which Mr. Varner is the Senior Partner, have performed legal services in the past for Holdings and its subsidiaries. The total cost of such legal services incurred by us was $1.8 million, $2.4 million and $2.5 million in fiscal 2009, 2010 and 2011, respectively. In addition, Mr. Varner was paid Director fees of $54,000 in each of the fiscal years 2009 and 2010 and $53,000 in fiscal 2011. We believe that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner & Brandt LLP were at least as fair to us as could have been obtained from unaffiliated law firms. We expect such services to continue in the future.

On both November 17, 2009 and December 28, 2010, we paid a $5.0 million dividend to La Cadena.

The 33,837 outstanding shares of Holdings’ Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partner of La Cadena. The sole partner of La Cadena is The Jack H. Brown Revocable Trust. Mr. Brown’s Trust has the sole interest and Mr. Brown is the Managing General Partner of La Cadena with the power to vote the shares of Holdings owned by La Cadena on all matters.

Item 14.	Independent Registered Public Accounting Firm Fees and Services

Audit Fees

Ernst & Young LLP fees for audit services aggregated $928,000 in fiscal 2011 and $839,000 in fiscal 2010 for services associated with the annual audit of Holdings and Markets and reviews of Holdings quarterly reports on Form 10-Q.

Audit Related Fees

Ernst & Young LLP billed us in aggregate $2,000 in each fiscal 2011 and fiscal 2010 for online subscriptions

Tax Fees

Ernst & Young LLP billed us in aggregate $34,000 in each fiscal 2011 and fiscal 2010 for tax compliance, tax advice and tax planning services.

All Other Fees

Ernst & Young LLP billed us an aggregate of $55,000 in fiscal 2010 related to LAMBRA tax credits and a review of the Dairy Transaction.

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

(3)	Exhibits

Exhibits as required by Item 15(c) are as follows:

EXHIBIT NO.		DESCRIPTION

3.1	(1)	Certificate of Incorporation of Stater Bros. Holdings Inc.

3.2	(1)	By-Laws of Stater Bros. Holdings Inc.

3.3	(1)	Articles of Incorporation of Stater Bros. Markets

3.4	(1)	By-Laws of Stater Bros. Markets

3.5	(1)	Articles of Incorporation of Stater Bros. Development, Inc.

3.6	(1)	By-Laws of Stater Bros. Development, Inc.

3.7	(1)	Articles of Incorporation of Santee Dairies, Inc

3.8	(1)	By-Laws of Santee Dairies, Inc.

3.9	(2)	Articles of Incorporation of Super Rx, Inc.

3.10	(2)	By-Laws of Super Rx, Inc.

4.1	(1)	Indenture dated as of June 17, 2004 among Stater Bros. Holdings Inc. as Issuer, Stater Bros. Markets, Stater Bros. Development, Inc. and Santee Dairies Inc., as Guarantors, and The Bank of New York, as Trustee

4.2	(1)	Specimen Form of Fixed Rate Global Note

4.3	(3)	Supplemental Indenture dated as of April 16, 2007 among Stater Bros. Holdings Inc., Stater Bros. Markets, Santee Dairies, Inc., Stater Bros. Development, Inc., Super Rx, Inc. and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee

4.4	(4)	Indenture dated as of April 18, 2007, between Stater Bros. Holdings Inc., Stater Bros. Markets, Stater Bros. Development Inc., Super Rx, Inc., Santee Dairies, Inc. and The Bank of New York Trust Company, N.A.

Item 15.	Exhibits and Financial Statement Schedules (contd.)

(a)(3)	Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION

4.5	(4)	Registration Rights Agreement, dated as of April 18, 2007, between Stater Bros. Holdings Inc., Stater Bros. Markets, Stater Bros. Development, Inc., Super Rx, Inc., Santee Dairies, Inc. and Banc of America Securities LLC

4.6	(4)	Restricted 144A Global Note

4.7	(4)	Restricted Temporary Regulations S Global Note

4.8	(12)	Indenture dated as of November 29, 2010, between Stater Bros. Holdings Inc., Stater Bros. Markets, Stater Bros. Development, Inc., Super Rx, Inc and SBM Dairies, Inc. and the Bank of New York Mellon Trust Company, N.A., the Trustee.

4.9	(12)	Second Supplemental Indenture dated November 26, 2010 between Stater Bros. Holdings Inc. and the Bank of New York Mellon Trust Company, N.A., Trustee.

5.1	(11)	Opinion of Gibson, Dunn & Crutcher LLP

10.1	(5)	Amended and restated Sublease Agreement dated June 1, 1983, between Wren Leasing Corp., as Lessor, and Stater Bros. Markets, as Lessee

10.2	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Jack H. Brown

10.3	(7)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Phillip J. Smith

10.4	(8)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Dennis L. McIntyre

10.6	(8)	Employment contract dated August 1, 2002 by and between Stater Bros. Markets and James W. Lee

10.7	(11)	Employment contract dated May 16, 2000 by and between Stater Bros. Markets and George A. Frahm

10.8	(11)	Amendment to employment contract dated July 1, 2000 by and between Stater Bros. Markets and George A. Frahm

10.9	(9)	Owner Participation Agreement, dated as of April 14, 2004 between Stater Bros. Markets and the Inland Valley Development Agency

10.10	(9)	Development Parcel Disposition Agreement, dated as of June 16, 2004 between Stater Bros. Markets and Hillwood/San Bernardino, LLC

10.11	(10)	Amendment No. 1 to Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated September 30, 2005

10.12	(4)	Second Amended and Restated Credit Agreement, dated as of April 16, 2007, by and among Stater Bros. Markets, Stater Bros. Holdings Inc., and Bank of America, N.A.

10.13	(4)	Second Amended and Restated Business Loan Agreement (Receivables) dated as of April 16, 2007, by and among Santee Dairies, Inc., as Borrower, Bank of America, N.A., as Lender, and Stater Bros. Markets, as guarantor.

10.14	(11)	Subsidiary Guaranty entered into as of April 16, 2007 by Stater Bros. Holdings Inc., Stater Bros. Development, Inc., Santee Dairies, Inc. and Super Rx, Inc.

10.15	(11)	Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated December 18, 2002

Item 15.	Exhibits and Financial Statement Schedules (contd.)

(a)(3)	Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION

10.16	(11)	Amendment No. 2 to amended and restated Stater Bros. Holdings Inc. Phantom Stock Plan dated May 15, 2006

10.17	(12)	Registration Rights Agreement dated as of November 29, 2010, among Stater Bros. Holdings Inc., Stater Bros. Markets, Stater Bros. Development, Inc., SBM Dairies, Inc., Super Rx, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.18	(12)	Fourth Amended and Restated Credit Agreement dated as of November 29, 2010 by and among Stater Bros. Markets, Stater Bros. Holdings Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Suntrust Robinson Humphrey, Inc., Suntrust Bank, “Rabobank International”, New York Branch.

10.19	(13)	Amendment No. 3 to Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated May 15, 2006.

10.20	(13)	Amendment No. 4 to Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated January 1, 2011.

12.1	(13)	Computation of ratio of earnings to fixed charges.

14.1	(11)	Copy of Key Personnel Code of Ethics.

21.1	(1)	Subsidiaries of Stater Bros. Holdings Inc.

21.2	(2)	Subsidiaries of Stater Bros. Markets

31.1	(13)	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	(13)	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	(13)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(13)	XBRL Instance Document.

101.SCH	(13)	XBRL Taxonomy Extension Schema Document.

101.CAL	(13)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(13)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(13)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(13)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-118436 dated August 27, 2004, as amended
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Annual report on Form 10-K for the fiscal year ended September 25, 2005
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Current Report on form 8-K dated April 17, 2007
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Current Report on Form 8-K dated April 20, 2007
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994
(6)	Previous filed with the Securities and Exchange Commission as exhibits to Registrant’s Quarterly report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000
(7)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000

Item 15.	Exhibits and Financial Statement Schedules (contd.)

(a)(3)	Exhibits (contd.)

(8)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 29, 2002
(9)	Incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q for the quarter ended June 27, 2004
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 25, 2005
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-0350671 dated July 24, 2007
(12)	Previously filed with the Securities and Exchange Commission as exhibits to the Current Report on Form 8-K dated November 26, 2010
(13)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 25, 2011

STATER BROS. HOLDINGS INC.

FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 2011

FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 13, 2011	Stater Bros. Holdings Inc.
Date

	By:	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board,
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack H. Brown Jack H. Brown	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2011

/s/ Thomas W. Field, Jr. Thomas W. Field, Jr.	Vice Chairman of the Board and Director	December 13, 2011

/s/ Ronald G. Skipper Ronald G. Skipper	Director	December 13, 2011

/s/ Bruce D. Varner Bruce D. Varner	Secretary and Director	December 13, 2011

/s/ Phillip J. Smith Phillip J. Smith	Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Stater Bros. Holdings Inc.

We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. as of September 26, 2010 and September 25, 2011, and the related consolidated statements of income, stockholder’s equity, and cash flows for the 52-week periods ended September 27, 2009, September 26, 2010 and September 25, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. at September 26, 2010 and September 25, 2011, and the consolidated results of its operations and its cash flows for the 52-week periods ended September 27, 2009, September 26, 2010 and September 25, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst &Young LLP

Irvine, California

December 13, 2011

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	Sept. 26, 2010	Sept. 25, 2011

Current assets
Cash and cash equivalents	$325,005	$235,784
Restricted cash	3,121	3,121
Receivables, net of allowance of $1,219 and $984	35,614	32,166
Inventories	203,702	231,121
Prepaid expenses	12,678	11,705
Deferred income taxes	27,428	30,994
Current portion of long-term receivable	16,001	—
Note receivable, current portion	—	600

Total current assets	623,549	545,491

Property and equipment
Land	97,770	105,039
Buildings and improvements	559,500	573,625
Store fixtures and equipment	438,306	448,845
Property subject to capital leases	9,983	9,983

	1,105,559	1,137,492

Less accumulated depreciation and amortization	461,495	512,069

	644,064	625,423

Deferred income taxes, long-term	38,272	40,241
Deferred debt issuance costs, net	8,074	10,690
Note receivable, less current portion	—	2,165
Other assets	8,828	8,757

	55,174	61,853

Total assets	$1,322,787	$1,232,767

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (contd.)

(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 26, 2010	Sept. 25, 2011

Current liabilities
Accounts payable	$135,642	$141,030
Accrued payroll and related expenses	85,404	106,023
Accrued interest	21,845	17,768
Other accrued liabilities	40,196	34,004
Accrued income taxes	527	6,732
Current portion of capital lease obligations	1,562	1,107
Current portion of long-term debt	132,250	38,798

Total current liabilities	417,426	345,462

Long-term debt, less current portion	677,750	642,577
Capital lease obligations, less current portion	2,206	1,099
Long-term portion of self-insurance and other reserves	40,565	41,553
Long-term deferred benefits	75,634	75,853
Other long-term liabilities	36,073	45,459

Total liabilities	1,249,654	1,152,003

Commitments and contingencies

Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0 in 2010 and 2011	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 34,552 in 2010 and 33,837 in 2011	—	—
Additional paid-in capital	8,786	8,604
Accumulated other comprehensive loss	(18,926)	(23,045)
Retained earnings	83,273	95,205

Total stockholder’s equity	73,133	80,764

Total liabilities and stockholder’s equity	$1,322,787	$1,232,767

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share and share amounts)

	Fiscal Year Ended
	Sept. 27, 2009	Sept. 26, 2010	Sept. 25, 2011

Sales	$3,766,040	$3,606,839	$3,693,306
Cost of goods sold	2,764,004	2,636,891	2,702,414

Gross profit	1,002,036	969,948	990,892

Operating expenses:
Selling, general and administrative expenses	827,192	819,698	841,527
Gain on sale of dairy assets	—	(9,396)	—
Depreciation and amortization	53,536	50,822	48,413

Total operating expenses	880,728	861,124	889,940

Operating profit	121,308	108,824	100,952

Interest income	471	366	708
Interest expense	(68,252)	(68,516)	(55,521)
Interest expense related to purchase of debt	—	—	(1,775)
Other income, net	723	497	82

Income before income taxes	54,250	41,171	44,446

Income taxes	19,481	16,587	18,156

Net income	$34,769	$24,584	$26,290

Earnings per average common shares outstanding	$989.10	$708.33	$770.79

Dividends per common share outstanding at end of year	$—	$144.71	$147.77

Average common shares outstanding	35,152	34,707	34,108

Common shares outstanding at end of year	35,152	34,552	33,837

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	Sept. 27, 2009	Sept. 26, 2010	Sept. 25, 2011
Operating activities:
Net income	$34,769	$24,584	$26,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,179	62,090	59,648
Amortization of debt issuance costs	3,202	3,202	6,009
Premium paid on debt purchase	—	—	1,775
Deferred income taxes	(1,686)	(9,207)	(5,535)
Gain on sale of dairy assets	—	(9,396)	—
Gain on disposals of assets	(543)	(495)	(81)
Changes in operating assets and liabilities:
Decrease in restricted cash	2,500	—	—
(Increase) decrease in receivables	(6,071)	1,057	3,448
Decrease in income tax receivables	587	4,049	—
(Increase) decrease in inventories	17,362	9,154	(27,419)
(Increase) decrease in prepaid expenses	(723)	(3,348)	973
Decrease in assets held for sale	372	215	—
(Increase) decrease in other assets	(426)	744	71
Increase (decrease) in accounts payable	(1,200)	(17,441)	5,388
Increase in accrued income taxes	—	527	6,205
Increase (decrease) in liabilities held for sale	(10,252)	1,014	—
Increase (decrease) in other accrued liabilities	(3,268)	14,514	8,575
Increase in long-term reserves	19,608	5,838	6,474

Net cash provided by operating activities	122,410	87,101	91,821

Financing activities:
Proceeds from issuance of long-term debt	—	—	400,000
Debt issuance costs	—	—	(8,625)
Principal payment on long-term debt	—	—	(528,625)
Principal payment on capital lease obligations	(1,149)	(1,336)	(1,562)
Dividends paid	—	(5,000)	(5,000)
Stock redemption	—	(8,000)	(9,540)

Net cash used in financing activities	(1,149)	(14,336)	(153,352)

Investing activities:
Decrease in store reimbursement	9,914	—	—
(Increase) decrease in note receivable	(793)	793	253
Collections on long-term receivable	3,361	1,740	16,001
Proceeds from sale of dairy assets, net of fees	—	85,833	—
Purchase of property and equipment	(76,970)	(33,750)	(44,304)
Proceeds from sale of property and equipment	990	710	360

Net cash provided by (used in) investing activities	(63,498)	55,326	(27,690)

Net increase (decrease) in cash and cash equivalents	57,763	128,091	(89,221)
Cash and cash equivalents at beginning of period	139,151	196,914	325,005

Cash and cash equivalents at end of period	$196,914	$325,005	$235,784

Interest paid	$65,723	$65,510	$44,294
Income taxes paid	$19,425	$19,700	$14,655

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In thousands except shares)

	Common Stock	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total Stockholder’s Equity	Comprehensive Income (Loss)
		Shares	Amount
Balance at September 28, 2008	—	35,152	$—	$8,939	$(5,200)	$36,767	$40,506

Net income for 52 weeks ended September 27, 2009	—	—	—	—	—	34,769	34,769	$34,769
Minimum pension liability adjustment (net of tax of $7,922)	—	—	—	—	(11,520)	—	(11,520)	(11,520)

Balance at September 27, 2009	—	35,152	—	8,939	(16,720)	71,536	63,755	$23,249

Net income for 52 weeks ended September 26, 2010	—	—	—	—	—	24,584	24,584	$24,584
Minimum pension liability adjustment (net of tax of $1,517)	—	—	—	—	(2,206)	—	(2,206)	(2,206)
Dividend paid	—	—	—	—	—	(5,000)	(5,000)	—
Stock Redemption	—	(600)	—	(153)	—	(7,847)	(8,000)	—

Balance at September 26, 2010	—	34,552	—	8,786	(18,926)	83,273	73,133	$22,378

Net income for 52 weeks ended September 25, 2011	—	—	—	—	—	26,290	26,290	$26,290
Minimum pension liability adjustment (net of tax of $2,833)	—	—	—	—	(4,119)	—	(4,119)	(4,119)
Dividend paid	—	—	—	—	—	(5,000)	(5,000)	—
Stock Redemption	—	(715)	—	(182)	—	(9,358)	(9,540)	—

Balance at September 25, 2011	—	33,837	$—	$8,604	$(23,045)	$95,205	$80,764	$22,171

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 25, 2011

Note 1 - The Company and Summary of Significant Accounting Policies

Description of Business

Stater Bros. Holdings Inc. (the “Company”) is engaged primarily in the operation of retail supermarkets. As of September 25, 2011, the Company operated 167 retail grocery supermarkets under the name “Stater Bros. Markets.” The Company’s supermarkets are located in the Southern California counties of San Bernardino, Riverside, Los Angeles, Orange, San Diego and Kern. The Company through its predecessor companies has operated retail grocery stores under the “Stater Bros. Markets” name in Southern California since 1936.

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

Principles of Consolidation and Subsequent Events

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stater Bros. Markets (“Markets”) and Stater Bros. Development, Inc. (“Development”) and Markets’ wholly-owned subsidiaries, Super Rx, Inc. (“Super Rx”) and SBM Dairies, Inc. (“Dairies”). All significant inter-company transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events and determined that other than the renewal of the United Food and Commercial Workers (the “UFCW”) bargaining agreements as disclosed in “Note 7 – Labor Relations” and the settlement of a litigation matter as disclosed in “Note 9 – Litigation Matters” it did not have any subsequent events that needed to be disclosed in its consolidated financial statements.

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

Self-Insurance Reserves

The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liability based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.00% in fiscal 2010 and 4.50% in fiscal 2011. The Company is self-insured, subject to certain retention levels, for health care costs of eligible non-bargaining unit employees. Such health care reserves are not discounted.

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

Cost of Goods Sold

Included in cost of goods sold are direct product purchase costs, all in-bound freight costs, all direct receiving and inspection costs, all quality assurance costs, all warehousing costs and all costs associated with transporting goods from the Company’s distribution center to its stores, net of earned vendor rebates and allowances. The Company recognizes, as a reduction to cost of goods sold, certain rebates and allowances (“allowances”) from its vendors as the allowances are earned. Allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned. Included as a reduction in cost of goods sold for fiscal 2009, 2010 and 2011 is $4.6 million, $2.9 million and $2.1 million, respectively, of advertising reimbursement in excess of the fair value of the co-operative advertising.

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

As noted under “Cost of Goods Sold”, the Company includes all purchasing and distribution costs to deliver the product for sale to its stores in cost of goods sold, except for certain salary, wages and administrative costs associated with the purchasing of its products. The amount of salary, wages and administrative costs associated with the purchase of its products included in selling, general and administrative costs was $1.2 million in each fiscal year 2009 and 2010 and 2011.

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

Advertising

The Company’s advertising costs, net of vendor allowances for co-operative advertising, are recognized in the period the advertising is incurred and are included in selling, general and administrative expenses. Advertising costs, net of vendor allowances, were $22.2 million, $20.4 million and $18.3 million in fiscal 2009, 2010 and 2011, respectively.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 1 - The Company and Summary of Significant Accounting Policies (contd.)

Advertising Allowances

A significant portion of the Company’s advertising expenditures is in the form of twice weekly print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. The Company recognized the portion of co-operative advertising allowances directly related to the fair value of advertising as a reduction in advertising costs. The Company analyzes, on a monthly basis, the direct out-of-pocket costs for printing and distributing its print ads. Using the number of ads in a typical twice weekly advertisement, the actual direct costs of an individual advertisement is determined. The cost determined is deemed to be the fair value of advertising. The amount of co-operative advertising allowance recognized as a reduction in advertising expense was $2.6 million in fiscal 2009, $1.6 million in fiscal 2010 and $1.3 million in fiscal 2011. The amount of advertising reimbursement in excess of the fair value of advertising is recorded as a reduction in cost of goods sold.

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

Note 2 - New Debt Issuance and Early Extinguishment of Debt

Issuance of New Notes

On November 29, 2010, the Company completed the sale of $255.0 million in aggregate principal amount of 7.375% Senior Notes due November 15, 2018 (the “New Notes”) in a private offering. At the time of issuance, these were unregistered and are unsecured obligations of the Company. On September 20, 2011, the Company completed the exchange of the unregistered 7.375% Senior Notes for virtually identical registered $255.0 million 7.375% Senior Notes due November 15, 2018 collectively (the “7.375% Senior Notes”). The Company incurred approximately $6.6 million of debt issuance costs related to the issuance of the New Notes and registration of the 7.375% Senior Notes, which will be amortized over the term of the 7.375% Senior Notes.

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

Note 2 - New Debt Issuance and Early Extinguishment of Debt (contd.)

Issuance of New Credit Facility (contd.)

As of September 25, 2011, the interest rates on the Term Loan were based on the Eurodollar Rate and consisted of a ninety day rate of approximately 2.746% on approximately $1.8 million of outstanding principal amount and a twelve month rate of approximately 3.287% on approximately $139.6 million of outstanding principal amount.

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

The Credit Facility requires the Company and Markets to meet certain financial tests, including minimum net worth and the maintenance of minimum earnings levels. The Credit Facility contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, (iii) make restricted payments and (iv) make certain amendments to the Indentures governing the 7.375% Senior Notes and 7.75% Senior Notes (“Notes Indentures”). Markets and the Company’s other direct and indirect subsidiaries are not limited in their ability to transfer assets in the form of loans, advances or cash dividends to the Company. As of September 25, 2011, the Company and Markets were in compliance with all restrictive covenants under the Credit Facility.

The Company had no short-term borrowings outstanding under the Revolving Credit Facility as of September 25, 2011 and the Company did not incur any short-term borrowings under the Revolving Credit Facility during the quarter ended September 25, 2011.

Early Extinguishment of Debt

The Company used the proceeds from the 7.375% Senior Notes and the Term Loan and cash on hand to purchase and retire early all of its $525.0 million 8.125% Senior Notes due June 15, 2012 (“Retired Notes”). On November 29, 2010, the Company paid approximately $479.2 million to purchase and make a tender payment on approximately $477.5 million outstanding balance of Retired Notes that had been validly tendered as of that date. The payment included a tender premium of approximately $1.8 million that has been recorded under “Interest expense related to purchase of debt” in the Company’s consolidated statements of income. On December 13, 2010, the Company paid approximately $2.4 million to purchase approximately $2.4 million of outstanding Retired Notes that had been tendered as of that date. On January 14, 2011, the Company called all remaining outstanding Retired Notes and paid approximately $45.1 million to retire the remaining notes. During the first two quarters of fiscal 2011, the Company recorded to “Interest expense” approximately $3.5 million in unamortized deferred offering costs related to the Retired Notes.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 3 - Debt

Long-term debt consisted of the following:

	Sept. 26, 2010	Sept. 25, 2011
	(In thousands)

Unsecured 8.125% Senior Notes due 2012	$525,000	$—
Unsecured 7.75% Senior Notes due 2015	285,000	285,000
Secured Term Loan due 2014	—	141,375
Unsecrued 7.375% Senior Notes due 2018	—	255,000

	810,000	681,375
Less current portion of long-term debt	132,250	38,798

Long-term debt, less current portion	$677,750	$642,577

Interest on the 7.375% Senior Notes is payable semi-annually in arrears on May 15 and November 15. Principal on the 7.375% Senior Notes is due in fiscal 2018.

Interest on the 7.75% Senior Notes is payable semi-annually in arrears on April 15 and October 15. Principal on the 7.75% Senior Notes is due in fiscal 2015.

Interest on the Term Loan is payable quarterly in arrears on the last day of March, June, September and December. Mandatory quarterly principal payments which total to annual payments of $9.1 million, $9.1 million, $14.5 million and $3.6 million are due in fiscal 2012, fiscal 2013, fiscal 2014 and fiscal 2015, respectively. In addition, the Term Loan requires an additional payment of $29.7 million in fiscal 2012 as an excess cash payment as calculated under the Term Loan.

Interest capitalized during fiscal 2009 and 2011 amounted to $0.5 million and $0.3 million, respectively. There was no significant capitalized interest in fiscal 2010. Interest expense incurred, before the effect of capitalized interest, amounted to $68.8 million in fiscal year 2009, $68.5 in fiscal year 2010 and $57.6 million in fiscal year 2011.

The Company is subject to certain covenants associated with its 7.375% Senior Notes and its 7.75% Senior Notes. As of September 25, 2011, the Company was in compliance with all such covenants.

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

Note 4 - Leases

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

Following is a summary of future minimum lease payments and noncancelable sublease income as of September 25, 2011:

	Capital Leases	Operating Leases Minimum Payments	Noncancelable Sublease Income
	(In thousands)

2012	$1,403	$38,730	$5,159
2013	943	36,317	4,614
2014	316	30,202	3,827
2015	—	28,344	3,160
2016	—	24,678	2,848
Thereafter	—	190,364	16,457

Total minimum lease payments	2,662	$348,635	$36,065

Less amounts representing interest	456

Present value of minimum lease payments	2,206
Less current portion	1,107

Long-term portion	$1,099

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 4 - Leases (contd.)

Rental expense and sublease income were as follows:

	Fiscal Year Ended
	Sept. 27, 2009	Sept. 26, 2010	Sept. 25, 2011
	(In thousands)
Minimum rentals	$30,326	$29,087	$28,850
Rentals based on sales	$16,210	$16,221	$16,558
Sublease income	$4,919	$5,586	$5,528

The Company has a fifteen year sublease with a third party (the “Sublessee”) ending in May 2023, which contains three, five year lease options, for the lease of the Company’s former headquarters building and certain former distribution facilities located in Colton, California (the “Former Facilities”). The current lease on the Former Facilities contains multiple lease options that gives the Company the right to control the property through May 2038. The Sublessee assumed all lease payments and other liabilities under the lease. The Company’s lease payments on the Former Facilities are included in the “Operating leases minimum payments” and the Sublessee’s lease payments are included in “Noncancelable sublease income” in the schedule above.

Note 5 - Income Taxes

The provision for income taxes consisted of the following:

	Sept. 27, 2009	Sept. 26, 2010	Sept. 25, 2011
	(In thousands)
Current
Federal	$16,302	$18,816	$15,589
State	3,710	5,460	5,270

	20,012	24,276	20,859

Deferred
Federal	(152)	(5,827)	(1,573)
State	(379)	(1,862)	(1,130)

	(531)	(7,689)	(2,703)

Income tax expense	$19,481	$16,587	$18,156

A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

	Sept. 27, 2009	Sept. 26, 2010	Sept. 25, 2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax benefit	5.8	5.8	5.8
Tax credits	(2.2)	(1.2)	(0.7)
Other	(2.7)	0.7	0.7

Effective tax rate	35.9%	40.3%	40.8%

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 5 - Income Taxes (contd.)

Components of deferred income taxes are as follows:

	Sept. 26, 2010	Sept. 25, 2011
	(In thousands)
Deferred income tax assets:
Self-insurance reserves	$27,756	$28,805
Deferred compensation	34,209	35,108
Payroll liabilities	24,123	31,141
State franchise tax	1,860	1,837
Inventories	2,033	2,437
Income deferred for book purposes	2,074	1,503
Tax credits and operating loss carry forwards	180	—
Other, net	1,881	2,151

Total deferred income tax assets	94,116	102,982

Deferred income tax liabilities:
Property and equipment	(26,133)	(29,436)
Other assets	(2,283)	(2,311)

Total deferred income tax liabilities	(28,416)	(31,747)

Net deferred income tax assets	$65,700	$71,235

The Company establishes deferred tax liabilities for anticipated tax timing differences where payment of tax is anticipated. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and the amounts may be adjusted over time as additional information becomes known.

The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During fiscal 2011, there have been no material changes to the amount of uncertain tax positions.

The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as either interest expense or other operating expenses.

For federal tax purposes, the Company is subject to review of its fiscal 2008 through fiscal 2011 tax returns. During the first quarter of fiscal 2011, the State of California’s Franchise Tax Board (the “FTB”) concluded their audit of the Company’s fiscal 2007 state return and made no significant changes to the Company’s reported taxes. For state tax purposes, the Company is subject to review of its fiscal 2008 through fiscal 2010 state tax returns. During the third quarter of fiscal 2011, the FTB began their audit of the Company’s fiscal 2008 and fiscal 2009 state tax returns. Nothing has come to the attention of the Company that would indicate any material findings by the FTB as a result of their audit.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans

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

Amounts recognized in accumulated other comprehensive income/loss for the qualified defined pension plan:

	Pension Plan			Medical Plan
	Sept. 27, 2009	Sept. 26, 2010	Sept. 25, 2011	Sept. 27, 2009	Sept. 26, 2010	Sept. 25, 2011
	(In thousands)
Prior service cost	$2	$2	$(2)	$(78)	$(78)	$(78)
Net actuarial (gain)/loss	19,258	3,653	6,965	$260	$143	$67

Total recognized in accumulated other comprehensive (income)/loss, before tax	$19,260	$3,655	$6,963	$182	$65	$(11)

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans (contd.)

Pension and Medical Plans (contd.)

The following tables provide a reconciliation of the changes in the pension plan’s benefit obligation and fair value of assets for fiscal years ending and a statement of the funded status as of the fiscal years ended September 26, 2010 and September 25, 2011:

	Pension Plan		Medical Plan
	Sept. 26, 2010	Sept. 25, 2011	Sept. 26, 2010	Sept. 25, 2011
	(In thousands)

Change in benefit obligation:
Beginning balance	$76,104	$88,308	$1,698	$1,928
Service cost	3,302	3,532	47	53
Interest cost	4,002	4,187	91	86
Actuarial loss	6,551	6,771	157	94
Benefit payments	(1,651)	(2,616)	(65)	(84)

Ending balance	$88,308	$100,182	$1,928	$2,077

Change in fair value of plan assets:
Beginning balance	$53,280	$59,753	$—	$—
Actual return on plan assets	4,964	2,089	—	—
Employer contributions	3,160	2,661	65	84
Benefit payments	(1,651)	(2,616)	(65)	(84)

Ending balance	$59,753	$61,887	$—	$—

Funded status:
Fair value of plan assets	$59,753	$61,887	$—	$—
Projected benefit obligation	88,308	100,182	1,928	2,077

Under funded	$(28,555)	$(38,295)	$(1,928)	$(2,077)

Market related value of plan assets is calculated using fair market value, as provided by a third-party trustee. The plan’s investments include cash, which earns interest, governmental securities and corporate bonds and securities.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans (contd.)

Pension Plan

The following table provides the components of fiscal 2009, 2010 and 2011 net pension expense:

	Sept. 27, 2009	Sept. 26, 2010	Sept. 25, 2011
	(In thousands)

Expected return on assets	$(3,201)	$(3,463)	$(3,819)
Service cost	2,294	3,302	3,532
Interest cost	3,857	4,002	4,187
Amortization of prior service cost	(2)	(2)	2
Amortization of recognized losses	197	1,397	1,536

Net pension expense	$3,145	$5,236	$5,438

Actuarial assumptions used to determine net pension expense were:
Discount rate	7.50%	5.50%	5.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%

Actuarial assumptions used to determine year-end projected benefit obligation were:
Weighted-average discount rate	5.50%	5.00%	4.50%
Weighted-average rate of compensation increase	3.00%	3.00%	3.00%

Expenses recognized for the Pension Plan were $3.6 million, $5.7 million and $6.0 million in fiscal years 2009, 2010 and 2011, respectively. Pension expenses included trustee and administrative expenses for the Pension Plan of $0.4 million, $0.4 million and $0.5 million in fiscal years 2009, 2010 and 2011, respectively.

The Company has adopted and implemented an investment policy for the defined benefit pension plan that incorporates a strategic long-term asset allocation mix designed to meet the Company’s long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. As of September 25, 2011, the strategic target asset allocation is 65% fixed income and 35% equity. The expected long-term rate of return on assets is based on the historical performance of governmental and corporate bonds and securities taking into consideration the allocation mix of the Pension Plan’s investments. The following tables summarize the fair market value, as provided by a third-party trustee, for the Company’s plan assets at the end of fiscal 2010 and fiscal 2011:

U.S. generally accepted accounting principals (“GAAP”) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined in the standards are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities;

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable;

Level 3 – Unobservable pricing inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing an asset or liability.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans (contd.)

Pension Plan (contd.)

The following table sets forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value.

As of September 26, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Asset category:
Fixed income	$11,644	$30,280	$—	$41,924
Equity	—	—	16,204	16,204
Cash and accrued income	1,625	—	—	1,625

	$13,269	$30,280	$16,204	$59,753

As of September 25, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Asset category:
Fixed Income	$10,692	$32,215	$—	$42,907
Equity	—	—	15,167	15,167
Cash and accrued income	3,813	—	—	3,813

	$14,505	$32,215	$15,167	$61,887

For measurements using significant unobservable inputs, Level 3, during 2010 and 2011, a reconciliation of the beginning and ending balances is as follows:

	2010	2011
	(In thousands)
Beginning balance	$14,537	$16,204
Contributions	2,049	2,661
Realizied gain (loss)	(42)	16
Unrealized gain (loss)	1,909	437
Transfers out	(664)	(1,535)
Benefit payments	(1,585)	(2,616)

Ending balance	$16,204	$15,167

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans (contd.)

Pension Plan (contd.)

The investment policy is for the fund to earn long-term investment returns in excess of inflation, which is at least equal to the actuarial discount rate used to calculate the plan’s liability. The protection of principal is the focus of the investment policy.

The Company expects to contribute approximately $2.1 million to its defined benefit pension plan during fiscal 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Pension Benefits
(In thousands)

2012	$3,150
2013	$3,828
2014	$3,567
2015	$4,608
2016	$5,159
2017 - 2021	$30,994

Medical Plan

The following table provides the components of fiscal 2009, 2010 and 2011 net periodic benefit costs:

	Sept. 27, 2009	Sept. 26, 2010	Sept. 25, 2011
	(In thousands)

Service cost	$34	$47	$54
Interest cost	98	91	86
Amortization of prior service cost	78	78	78
Amortization of recognized losses	—	13	27

Net periodic benefit costs	$210	$229	$245

Actuarial assumptions used to determine net periodic benefit costs were:
Discount rate	7.50%	5.50%	4.50%

Actuarial assumptions used to determine year-end projected benefit obligation were:
Weighted-average discount rate	5.50%	4.50%	4.20%

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans (contd.)

Medical Plan (contd.)

Expenses recognized for the medical plan were $0.2 million in each fiscal year 2009, 2010 and 2011.

The Company expects to contribute approximately $0.1 million to the medical plan during fiscal 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Medical Benefits
(In thousands)

2012	$133
2013	$150
2014	$140
2015	$133
2016	$126
2017 - 2021	$721

Profit Sharing Plan

The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $1.0 million in fiscal 2009, $0.5 million in fiscal 2010 and $0.6 million in fiscal 2011.

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

The Company’s expense for these retirement plans and health and welfare plans consisted of the following:

	Sept. 27, 2009	Sept. 26, 2010	Sept. 25, 2011
	(In thousands)

Multi-Employer Pension Plans	$40,294	$37,567	$37,262
Multi-Employer Health and Welfare	73,459	83,437	100,061

Total Multi-Employer Benefits	$113,753	$121,004	$137,323

The Company’s employer contributions fluctuate as a result of changes to employer contributions outlined in collective bargaining agreements.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 7 - Labor Relations

The Company’s collective bargaining agreements with the UFCW were renewed in October 2011 and extend through March 2014. The Company’s collective bargaining agreements with the International Brotherhood of Teamsters was renewed in October 2010 and expire in September 2015. Substantially all of the Company’s employees are covered by collective bargaining agreements.

Note 8 - Fair Value of Financial Instruments

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

Long-Term Debt and Capital Lease Obligations

The fair value of the 7.75% Senior Notes and the 7.375% Senior Notes, are based on quoted market prices. Although market quotes for the fair value of the Company’s Term Loan and capitalized lease obligations are not readily available, the Company believes their stated value approximates fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	As of September 25, 2011
	(In thousands)
	Carrying Amount	Fair Value
Cash and cash equivalents	$235,784	$235,784
Receivables	$32,166	$32,166
Long-term note receivable	$2,765	$2,765
Long-term debt	$681,375	$696,294
Capitalized lease obligations	$2,206	$2,206

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 9 - Litigation Matters

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

On November 5, 2010, an action by Diego De Jesus Martinez was filed in the Superior Court of the State of California for the County of Los Angeles against Markets (“Martinez Case”) seeking individual and potential class action monetary damages for alleged discrepancies between the actual time worked by certain employees and the amounts recorded on Markets’ time clock reports on payroll records. On October 26, 2011 following a mediation the Martinez Case was settled subject to court approval of the settlement and the full settlement amount has been recorded in the Company’s consolidated financial statements for the fiscal year ended September 25, 2011.

Note 10 - Note Receivable and Long-Term Receivable

During the construction of the Company’s corporate offices and distribution facility, the Company paid for certain construction costs at the Company’s Support Services building which were the responsibility of the Inland Valley Development Agency (the “IVDA”). These costs, which included the construction of an exterior wall of the building and asbestos removal, were needed before the building was habitable. The Company agreed to expend the funds on behalf of the IVDA with the understanding that the IVDA would reimburse these funds after the completion of construction. During the second quarter of fiscal 2011, the amount of reimbursement was agreed to by the IVDA and the Company reclassified approximately $3.0 million from building and improvements to long-term notes receivable on its consolidated balance sheets. The note bears an interest rate of 4.0% per annum and has a maturity date of April 2015 and includes quarterly principal and interest payments.

During fiscal 2011, the Company received payment of $16.0 million from the IVDA which was the remaining portion due from a long-term receivable from a tax increment reimbursement related to the construction of the Company’s Distribution Center and corporate offices located in San Bernardino, California.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 11 - Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain executives of Markets. Mr. Jack H. Brown is not eligible to receive awards. Awards under the plan are for units that have an assigned value. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will terminate and no payment will be made. As of September 26, 2010 and September 25, 2011, there were 889,600 and 971,600 units outstanding, respectively. The Company recognized an expense for the plan of $11.0 million, $7.9 million and $7.9 million in 2009, 2010 and 2011, respectively.

Note 12 - Related Party Transactions

On both November 17, 2009 and December 28, 2010, the Company paid a $5.0 million dividend to La Cadena.

The Company paid legal fees of $1.8 million, $2.4 million and $2.5 million in fiscal 2009, 2010 and 2011, respectively, to the law firm of Varner & Brandt LLP. Mr. Bruce D. Varner is the Senior Partner of Varner & Brandt LLP and is also a director of the Company. Mr. Varner received director fees of $54,000 in fiscal years 2009 and 2010 and $53,000 in fiscal 2011.

Note 13 - Stock Redemption

On December 28, 2009, the Company redeemed 600 shares of its Class A Common Stock for $8.0 million. The redemption was for shares distributed to the Moseley Trust by La Cadena.

On February 11, 2011, the Company redeemed 715 shares of its Class A Common Stock for $9.5 million. The redemption was for shares distributed to the Moseley Trust by La Cadena.

As of September 25, 2011, the Company had the ability under the Credit Facility to make restricted payments, including dividends of up to $32.5 million.

Note 14 - Asset Sale

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

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 15 - Quarterly Results (unaudited)

During the fourth quarter of fiscal 2011, it was determined that accrued vacation was overstated by $5.3 million as of June 26, 2011. The error resulted in an overstatement of vacation expense and the related accrual by $3.1 million, $1.1 million, and $1.1 million in the first, second and third quarters of fiscal 2011, respectively.

The Company has analyzed the impact of correcting the overstatement in the fourth quarter of fiscal 2011 and concluded that while the correction of the error was significant to the three month period ended September 25, 2011, the error was not material to the first, second or third quarters of fiscal 2011, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Management evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, Management of the Company concluded that correcting the error entirely in the fourth quarter of fiscal 2011 would be significant to the statement of income for the three months ended September 25, 2011. As a result, Management of the Company decreased accrued vacation and the related expense by $3.1 million, $1.1 million, and $1.1 million in the first, second and third quarters of fiscal 2011, respectively, to correct the cumulative $5.3 million overstatement. The changes in vacation accrual is partially offset by changes in accrued deferred benefits. As provided by SAB 108, the error corrections will not require the previously filed quarterly reports on Form 10-Q to be amended, but does require that the Company correct and recast the affected financial statement amounts.

The following is a summary of the effect of the adjustments to the Company’s consolidated balance sheet, statement of income, and cash flows and the corrected financial statement amounts for each of the quarters during fiscal 2011:

	As Previously Reported	Adjustments	Restated
	(In thousands, except per share amounts)
As of Dec. 26, 2010
Balance Sheet
Accrued payroll and related expenses	$86,200	$(3,088)	$83,112
Accrued income taxes	$(190)	$1,085	$895
Deferred benefits	$74,091	$426	$74,517
Retained earnings	$79,537	$1,577	$81,114

For the thirteen weeks ended Dec. 26, 2010
Statement of Income
Selling, general and administrative expenses	$203,518	$(2,662)	$200,856
Operating profit	$22,811	$2,662	$25,473
Income before income taxes	$2,005	$2,662	$4,667
Income taxes	$741	$1,085	$1,826
Net Income	$1,264	$1,577	$2,841
Earnings per share	$36.58	$45.64	$82.22

For the thirteen weeks ended Dec. 26, 2010
Statement of Cash Flows
Operating Activities
Net income	$1,264	$1,577	$2,841
Change in other accrued liabilities	$(21,081)	$(3,088)	$(24,169)
Change in accrued income taxes	$(717)	$1,085	$368
Change in long-term reserves	$3,466	$426	$3,892

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 15 - Quarterly Results (unaudited) (contd.)

	As Previously Reported	Adjustments	Restated
	(In thousands, except for per share amounts)
As of Mar. 27, 2011
Balance Sheet
Accrued payroll and related expenses	$88,902	$(4,212)	$84,690
Accrued income taxes	$(2,399)	$1,480	$(919)
Deferred Benefits	$76,461	$581	$77,042
Retained earnings	$78,952	$2,151	$81,103

For the thirteen weeks ended Mar. 27, 2011
Statement of Income
Selling, general and administrative expenses	$205,959	$(969)	$204,990
Operating profit	$27,107	$969	$28,076
Income before income taxes	$14,688	$969	$15,657
Income taxes	$5,914	$395	$6,309
Net Income	$8,774	$574	$9,348
Earnings per share	$256.50	$16.79	$273.29

For the twenty-six weeks ended Mar. 27, 2011
Statement of Cash Flows
Operating Activities
Net income	$10,038	$2,151	$12,189
Change in other accrued liabilities	$(7,846)	$(4,212)	$(12,058)
Change in accrued income taxes	$(2,926)	$1,480	$(1,446)
Change in long-term reserves	$6,834	$581	$7,415

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 15 - Quarterly Results (unaudited) (contd.)

	As Previously Reported	Adjustments	Restated
	(In thousands, except per share amounts)
As of June 26, 2011
Balance Sheet
Accrued payroll and related expenses	$99,252	$(5,342)	$93,910
Accrued income taxes	$(1,412)	$1,877	$465
Deferred Benefits	$75,999	$737	$76,736
Retained earnings	$86,010	$2,728	$88,738

For the thirteen weeks ended June 26, 2011
Statement of Income
Selling, general and administrative expenses	$216,040	$(974)	$215,066
Operating profit	$23,445	$974	$24,419
Income before income taxes	$12,014	$974	$12,988
Income taxes	$4,956	$397	$5,353
Net Income	$7,058	$577	$7,635
Earnings per share	$208.59	$17.05	$225.64

For the thirty-nine weeks ended June 26, 2011
Statement of Cash Flows
Operating Activities
Net income	$17,096	$2,728	$19,824
Change in other accrued liabilities	$(16,573)	$(5,342)	$(21,915)
Change in accrued income taxes	$(1,939)	$1,877	$(62)
Change in long-term reserves	$8,183	$737	$8,920

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 15 - Quarterly Results (unaudited) (contd.)

Quarterly results for fiscal 2009, 2010 and 2011, after restatement of the 2011 quarters as discussed above, are as follows (in thousands except share and per share amounts):

	Sales	Gross Profit	Operating Profit	Net Income	Average Shares Outstanding	Earnings Per Share
Fiscal 2009 Quarters
13 weeks ended 12/28/08	$959,253	$246,862	$22,498	$3,541	35,152	$100.73
13 weeks ended 03/29/09	930,996	255,826	35,962	11,121	35,152	316.37
13 weeks ended 06/28/09	928,641	254,216	37,793	15,142	35,152	430.76
13 weeks ended 09/27/09	947,150	245,132	25,055	4,965	35,152	141.24

	$3,766,040	$1,002,036	$121,308	$34,769	35,152	$989.10

Fiscal 2010 Quarters
13 weeks ended 12/27/09	$923,864	$238,150	$28,146	$6,711	35,152	$190.91
13 weeks ended 03/28/10	885,537	236,445	27,085	5,967	34,572	172.60
13 weeks ended 06/27/10	900,044	245,657	27,474	5,982	34,552	173.13
13 weeks ended 09/26/10	897,394	249,696	26,119	5,924	34,552	171.45

	$3,606,839	$969,948	$108,824	$24,584	34,707	$708.33

Fiscal 2011 Quarters
13 weeks ended 12/26/10 (1)	$899,037	$238,773	$25,473	$2,841	34,552	$82.22
13 weeks ended 03/27/11 (1)	913,397	245,137	28,076	9,348	34,206	273.29
13 weeks ended 06/26/11 (1)	939,026	251,316	24,419	7,635	33,837	225.64
13 weeks ended 09/25/11	941,846	255,666	22,984	6,466	33,837	191.09

	$3,693,306	$990,892	$100,952	$26,290	34,108	$770.79

(1)	As restated.