Form 10-Q
period 2011-12-25
STATER BROS HOLDINGS INC
filed 2012-02-08
CIK 882829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2011

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

As of February 7, 2012, there were issued and outstanding 33,837 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.

December 25, 2011

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	Sept. 25, 2011	Dec. 25, 2011
		(Unaudited)
Current assets
Cash and cash equivalents	$235,784	$231,337
Restricted cash	3,121	—
Receivables, net of allowance of $984 and $1,000	32,166	40,142
Inventories	231,121	260,690
Prepaid expenses	11,705	14,820
Deferred income taxes	30,994	32,785
Note receivable, current portion	600	600

Total current assets	545,491	580,374

Property and equipment
Land	105,039	108,688
Buildings and improvements	573,625	575,385
Store fixtures and equipment	448,845	454,331
Property subject to capital leases	9,983	10,707

	1,137,492	1,149,111
Less accumulated depreciation and amortization	512,069	525,631

	625,423	623,480

Deferred income taxes, long-term	40,241	43,358
Deferred debt issuance costs, net	10,690	10,124
Note receivable, less current portion	2,165	1,961
Other assets	8,757	8,764

	61,853	64,207

Total assets	$1,232,767	$1,268,061

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (contd.)

(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 25,	Dec. 25,
	2011	2011
		(Unaudited)
Current liabilities
Accounts payable	$141,030	$167,813
Accrued payroll and related expenses	106,023	107,585
Accrued interest	17,768	7,520
Other accrued liabilities	34,004	34,875
Accrued income taxes	6,732	10,403
Current portion of capital lease obligations	1,107	1,051
Current portion of long-term debt	38,798	36,435

Total current liabilities	345,462	365,682

Capital lease obligations, less current portion	1,099	1,417
Long-term debt, less current portion	642,577	643,128
Long-term portion of self-insurance and other reserves	41,553	49,019
Long-term deferred benefits	75,853	77,512
Other long-term liabilities	45,459	46,529

Total liabilities	1,152,003	1,183,287

Commitments and contingencies

Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 33,837	—	—
Additional paid-in capital	8,604	8,604
Accumulated other comprehensive loss	(23,045)	(23,045)
Retained earnings	95,205	99,215

Total stockholder’s equity	80,764	84,774

Total liabilities and stockholder’s equity	$1,232,767	$1,268,061

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share and share amounts)

	13 Weeks Ended
	Dec. 26,	Dec. 25,
	2010	2011
Sales	$899,037	$960,724
Cost of goods sold	660,264	701,043

Gross profit	238,773	259,681

Operating expenses
Selling, general and administrative expenses	200,856	221,871
Depreciation and amortization	12,444	11,412

Total operating expenses	213,300	233,283

Operating profit	25,473	26,398

Interest income	259	36
Interest expense	(19,198)	(11,949)
Interest expense related to purchase of debt	(1,775)	—
Other income (expenses), net	(92)	639

Income before income taxes	4,667	15,124
Income taxes	1,826	6,114

Net income	$2,841	$9,010

Earnings per average common share outstanding	$82.22	$266.28

Average common shares outstanding	34,552	33,837

Shares outstanding at end of period	34,552	33,837

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	13 Weeks Ended
	Dec. 26, 2010	Dec. 25, 2011

Operating activities:
Net income	$2,841	$9,010
Adjustments to reconcile net income to net cashprovided by (used in) operating activities:
Depreciation and amortization	15,297	14,105
Amortization of debt issuance costs	4,007	566
Premium on early retirement of debt	1,775	—
(Increase) decrease in deferred income taxes	358	(4,908)
(Gain) loss on disposals of assets	92	(639)
Changes in operating assets and liabilities:
Decrease in restricted cash	—	3,121
Increase in receivables	(6,518)	(7,976)
Decrease in income tax receivables	895	—
Increase in inventories	(33,363)	(29,569)
Increase in prepaid expenses	(562)	(3,115)
Increase in other assets	—	(7)
Increase in accounts payable	26,009	26,783
Increase (decrease) in income taxes payable	(527)	3,671
Decrease in other accrued liabilities	(24,169)	(7,815)
Increase in long-term reserves	3,892	10,195

Net cash provided by (used in) operating activities	(9,973)	13,422

Financing activities:
Proceeds from issuance of long-term debt	400,000	—
Debt issuance cost	(6,972)	—
Proceeds from capital lease financing	—	724
Principal payments on long-term debt	(479,889)	(1,812)
Principal payments on capital lease obligations	(367)	(462)
Dividend paid	—	(5,000)

Net cash used in financing activities	(87,228)	(6,550)

Investing activities:
Decrease in note receivable	—	204
Purchase of property and equipment	(9,766)	(12,558)
Proceeds from sale of property and equipment	141	1,035

Net cash used in investing activities	(9,625)	(11,319)

Net decrease in cash and cash equivalents	(106,826)	(4,447)
Cash and cash equivalents at beginning of period	325,005	235,784

Cash and cash equivalents at end of period	$218,179	$231,337

Interest paid	$30,803	$21,728
Income taxes paid	$1,100	$7,350

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 25, 2011

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended December 25, 2011 are not necessarily indicative of the results that may be experienced for the year ending September 30, 2012.

The consolidated balance sheet at September 25, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K for the year ended September 25, 2011.

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

Note 3 – Subsequent Events

The Company has evaluated the impact of subsequent events and determined, that other than the settlement of a litigation matter as disclosed in “Note 9 – Litigation Matters”, it did not have any subsequent events that needed to be disclosed in its consolidated financial statements.

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

The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the thirteen weeks ended December 25, 2011, there were no material changes to the amount of uncertain tax positions.

The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as either interest expense or other operating expenses.

For federal tax purposes, the Company is subject to review of its fiscal 2008 through fiscal 2011 tax returns. During the first quarter of fiscal 2011, the State of California Franchise Tax Board (“FTB”) concluded their audit of the Company’s fiscal 2007 state return and made no significant changes to the Company’s reported taxes. For state tax purposes, the Company is subject to review of its fiscal 2008 through fiscal 2011 state tax returns. During the third quarter of fiscal 2011, the FTB began their audit of the Company’s fiscal 2008 and fiscal 2009 state tax returns. Nothing has come to the attention of the Company that would indicate any material findings by the FTB as a result of their audits.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 25, 2011

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

The following table provides the components of net periodic pension expense:

	13 Weeks Ended
	Dec. 26,	Dec. 25,
	2010	2011
	(in thousands)
Expected return on assets	$(955)	$(995)
Service cost	883	1,034
Interest cost	1,047	1,109
Amortization of prior service cost	1	1
Amortization of recognized losses	384	522

Net pension expense	$1,360	$1,671

Actuarial assumptions used to determine net pension expense were:
Discount rate	5.00%	4.50%
Rate of increase in compensation levels	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%

The Company expects to contribute $7.5 million during the remainder of fiscal 2012 which includes an additional contribution of $5.4 million above the Company’s funding requirement.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 25, 2011

Note 7 – Debt Issuance and Early Extinguishment of Debt

Issuance of Notes

On November 29, 2010, the Company completed the sale of $255.0 million in aggregate principal amount of 7.375% Senior Notes due November 15, 2018 (the “Notes”) in a private offering. At the time of issuance, these were unregistered and were unsecured obligations of the Company. On September 20, 2011, the Company completed the exchange of the unregistered 7.375% Senior Notes for virtually identical registered $255.0 million 7.375% Senior Notes due November 15, 2018 collectively (the “7.375% Senior Notes”). The Company incurred approximately $6.6 million of debt issuance costs related to the issuance of the Notes and registration of the 7.375% Senior Notes, which will be amortized over the term of the 7.375% Senior Notes.

Issuance of Credit Facility

On November 29, 2010, the Company and Markets entered into a $245.0 million senior secured credit facility (the “Credit Facility”) with Bank of America, N.A., as administrative agent and a lender. Lenders under the Credit Facility consist of a consortium of banks. The Credit Facility consists of a four-year $145.0 million term loan (the “Term Loan”) and a $100.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Facility replaced the Company’s existing $100.0 million credit facility. The Credit Facility is secured by substantially all of the Company’s personal property excluding certain intangible assets consisting of trademarks and shares of capital stock. The Credit Facility is guaranteed by the Company, its direct subsidiary Development and by its indirect subsidiaries Super Rx and Dairies.

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

As of December 25, 2011, the interest rate on the Term Loan was based on the Eurodollar Rate and consisted of a twelve month rate of approximately 3.287% on approximately $139.6 million of outstanding principal amount.

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

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 25, 2011

Note 7 – Debt Issuance and Early Extinguishment of Debt (contd.)

Issuance of Credit Facility (contd.)

The Credit Facility requires the Company and Markets to meet certain financial tests, including minimum net worth and the maintenance of minimum earnings levels. The Credit Facility contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, (iii) make restricted payments and (iv) make certain amendments to the Indentures governing the 7.375% Senior Notes and 7.75% Senior Notes (“Notes Indentures”). Markets and the Company’s other direct and indirect subsidiaries are not limited in their ability to transfer assets in the form of loans, advances or cash dividends to the Company. As of December 25, 2011, the Company and Markets were in compliance with all restrictive covenants under the Credit Facility.

The Company had no short-term borrowings outstanding under the Revolving Credit Facility as of December 25, 2011 and the Company did not incur any short-term borrowings under the Revolving Credit Facility during the quarter ended December 25, 2011.

Early Extinguishment of Debt

The Company used the proceeds from the 7.375% Senior Notes and the Term Loan and cash on hand to purchase and retire early its $525.0 million 8.125% Senior Notes due June 15, 2012 (“Retired Notes”). On November 29, 2010, the Company paid approximately $479.2 million to purchase and make a tender payment on approximately $477.5 million outstanding balance of Retired Notes that had been validly tendered as of that date. The payment included a tender premium of approximately $1.8 million that has been recorded under “Interest expense related to purchase of debt” in the Company’s consolidated statements of income for fiscal 2011. On December 13, 2010, the Company paid approximately $2.4 million to purchase approximately $2.4 million of outstanding Retired Notes that had been tendered as of that date. In the first quarter of fiscal 2011, the Company recorded to “Interest expense” approximately $3.3 million in unamortized deferred offering costs related to the Retired Notes.

Note 8 – Subsidiary Guarantee

As of December 25, 2011, the Company had $285.0 million of 7.75% Senior Notes due April 15, 2015 and $255.0 million of 7.375% Senior Notes due November 15, 2018, collectively (the “Notes”).

The Notes are guaranteed by the Company’s subsidiaries Markets and Development and the Company’s indirect subsidiaries Super Rx and Dairies (each a “subsidiary guarantor”, and collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and there are no subsidiaries of the Company other than the subsidiary guarantors.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 25, 2011

Note 9 – Litigation Matters

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

On November 5, 2010, an action by Diego De Jesus Martinez was filed in the Superior Court of the State of California for the County of Los Angeles against Markets (“Martinez Case”) seeking individual and potential class action monetary damages for alleged discrepancies between the actual time worked by certain employees and the amounts recorded on Markets’ time clock reports. On October 26, 2011, following a mediation, the Martinez Case was settled subject to court approval of the settlement and the full settlement amount was recorded in the Company’s consolidated financial statements for the fiscal year ended September 25, 2011.

In May of 2011, Markets was served with an Action filed in the Superior Court of the State of California for the County of Riverside (“Harold F. Lunsford et al. v. Stater Bros. Markets”) seeking individual and potential class action damages including associated penalties for Markets’ alleged failure to provide meal periods, rest periods or compensation in lieu thereof and alleged failure to pay certain wages for terminated employees. On January 26, 2012, following a mediation, this case was settled subject to court approval of the settlement and the full settlement amount has been recorded in the Company’s consolidated financial statements for the fiscal quarter ended December 25, 2011.

Note 10 – Note Receivable

During the construction of the Company’s corporate offices and distribution center, the Company paid for certain construction costs at the Company’s Support Services building which were the responsibility of the Inland Valley Development Agency (the “IVDA”). These costs, which included the construction of an exterior wall of the building and asbestos removal, were needed before the building was habitable. The Company agreed to expend the funds on behalf of the IVDA with the understanding that the IVDA would reimburse these funds after the completion of construction. During the second quarter of fiscal 2011, the amount of reimbursement was agreed to by the IVDA and the Company reclassified approximately $3.0 million from building and improvements to long-term notes receivable on its consolidated balance sheets. The note bears an interest rate of 4.0% per annum and has a maturity date of April 2015 and includes quarterly principal and interest payments.

Note 11 – Dividend

On December 28, 2010, the Company paid a $5.0 million dividend to La Cadena Investments (“La Cadena”), the sole shareholder of the Company. On December 21, 2011, the Company declared a $5.0 million dividend to La Cadena which was paid on December 23, 2011.

As of December 25, 2011, the Company had the ability and right to make restricted payments, including dividends, of $32.0 million.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 25, 2011

Note 12 – Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments are as follows:

	As of December 25, 2011
	(In thousands)
	Carrying Amount	Fair Value
Cash and cash equivalents	$231,337	$231,337
Receivables	$40,142	$40,142
Note receivable	$2,561	$2,561
Capital lease obligations	$2,468	$2,468
Long-term debt	$679,563	$700,076

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I - FINANCIAL INFORMATION (contd.)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies are summarized in our report on Form 10-K for the year ended September 25, 2011.

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

SIGNIFICANT ACCOUNTING POLICIES

There are certain accounting policies that we have adopted that may differ from policies of other companies within our industry and other companies as a whole. Such differences in the treatment of these policies may be important to the readers of our report on Form 10-Q and our unaudited consolidated financial statements contained herein. For further information regarding our accounting policies, refer to the significant accounting policies included in the notes to the unaudited consolidated financial statements contained herein and in our report on Form 10-K for the year ended September 25, 2011.

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

EXECUTIVE OVERVIEW

We are the largest privately owned supermarket chain in Southern California. Our revenues are generated primarily from retail sales through our supermarkets. Our success is a result of our marketing strategy of offering everyday low prices while providing our customers with friendly and outstanding service on each of their visits to our stores which has been a seventy-six year Stater Bros.’ tradition.

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

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Cost of Goods Sold

	Fiscal Period Ended		Change
	Dec. 26,	Dec. 25,	2012 to 2011
(in thousands)	2010	2011	Dollar	%
Sales	$899,037	$960,724	$61,687	6.86%
Gross Profit	$238,773	$259,681	$20,908	8.76%
as a % of sales	26.56%	27.03%

Sales

Sales in our supermarkets increased 6.86% or $61.7 million for the first quarter of fiscal 2012 compared to the same period in fiscal 2011.

Like Store Sales

We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year period, we only include the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year period. For stores that have been closed, we only include the prior year’s weekly sales that correspond to the weeks the stores were opened in the current year. Replacement store sales are included in like store sales. In the fourth quarter of fiscal 2011, we opened a replacement store in Grand Terrace, California that replaced an existing older store. We have had no new store openings nor any store closures in either fiscal 2011 or fiscal 2012.

Like store sales are affected by various factors including, but not limited to, inflation, deflation, promotional discounting, customer traffic, buying trends, pricing pressures from competitors and competitive openings and closings.

Like store sales increased $61.7 million or 6.86% from the first quarter of fiscal 2011.

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Gross Profit

Gross profit margin, as a percentage of sales, in the first quarter of fiscal 2012 increased 0.47% to 27.03% from 26.56% in fiscal 2011. We attribute the increase in gross profit margin to being able to pass on some of the cost inflation we have been experiencing and to more focused marketing promotions in the first quarter of fiscal 2012 compared to the first quarter of 2011. We anticipate that the current economic conditions and continued competitive pressures could limit our ability to pass on price increases which could put pressure on our gross margin in the foreseeable future.

Operating Expenses and Operating Profit

	Fiscal Period Ended		Change
	Dec. 26,	Dec. 25,	2012 to 2011
(in thousands)	2010	2011	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$200,856	$221,871	$21,014	10.46%
as a % of sales	22.35%	23.09%
Depreciation and amortization	$12,444	$11,412	$(1,032)	(8.29)%
as a % of sales	1.38%	1.19%
Operating profit	$25,472	$26,398	$926	3.64%
as a % of sales	2.83%	2.75%

Selling, General and Administrative Expenses

The increase, as a percentage of sales, in selling, general and administrative expenses in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 is due primarily to increases, as a percentage of sales, in payroll related expenses. Our payroll costs, as a percentage of sales, increased 0.38% and includes increases in union insurance costs of 0.39%, as a percentage of sales and we had a settlement of a lawsuit related to a class action labor claim (see “Part II, Item 1. Legal Proceedings” for further discussion of this claim). These increases in costs were somewhat offset by a 0.12% decrease, as a percentage of sales, in electricity costs. Our electricity costs have decreased as a result of our energy efficiency programs and as a result of decreased electricity rates.

The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the first quarters of fiscal 2012 and fiscal 2011 is $293,000 and $299,000, respectively.

Depreciation and Amortization

Depreciation and amortization expense in the first quarter of fiscal 2012 was $11.4 million compared to $12.4 million for the first quarter of fiscal 2011. Included in the first quarters of fiscal 2012 and fiscal 2011 cost of goods sold is $2.7 million and $2.9 million, respectively, of depreciation and amortization related to our warehousing and distribution activities.

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Interest Income

Interest income was $36,000 and $259,000 for the first quarters of fiscal 2012 and fiscal 2011, respectively.

Interest Expense

Interest expense was $11.9 million for the first quarter of fiscal 2012 and $19.2 million in the first quarter of fiscal 2011. Interest expense for the first quarter of fiscal 2011 included approximately $3.3 million from the write-off of unamortized deferred offering costs from the early retirement of approximately $479.9 million of our $525.0 million 8.125% Senior Notes with the remaining outstanding portion being retired on January 14, 2011. Also, we had overlapping interest for a portion of the first quarter of fiscal 2010 as we had interest on both the 8.125% Senior Notes until retirement and our 7.375% Senior Notes and Term Loan.

Interest Expense Related to Purchase of Debt

In the first quarter of fiscal 2011, we paid approximately $1.8 million in tender premium related to our tender offer to early redeem a significant portion of our $525.0 million 8.125% Senior Notes.

Income Before Income Taxes

Income before income taxes amounted to $15.1 million and $4.7 million in the first quarters of fiscal 2012 and fiscal 2011, respectively.

Income Taxes

Income taxes amounted to $6.1 million and $1.8 million in the first quarters of fiscal 2012 and fiscal 2011, respectively. Our effective tax rate was 40.4% and 39.1% for the first quarters of fiscal 2012 and fiscal 2011, respectively. The lower effective rate for fiscal 2011 is due primarily to tax credits being applied against lower taxable income in the prior year versus the current year.

Net Income

Net income for the first quarter of fiscal 2012 amounted to $9.0 million compared to $2.8 million in the first quarter of fiscal 2011.

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

As of December 25, 2011, we had approximately $57.4 million of outstanding letters of credit and we had approximately $42.6 million available under the revolving credit facility.

We had no short-term borrowings outstanding under our revolving credit facility as of December 25, 2011. We did not incur any short-term borrowings under our revolving credit facility in the first quarter of fiscal 2012.

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The following table sets forth our contractual cash obligations and commercial commitments as of December 25, 2011.

	Contractual Cash Obligations
	(in thousands)
	Total	Lessthan 1 Year	1-3 Years	4-5 Years	After 5 Years
Term Loan due November 2014 (1)
Principal	$139,563	$36,435	$103,128	$—	$—
Interest	10,650	3,825	6,825	—	—

	150,213	40,260	109,953	—	—
7.75% Senior Notes due April 2015
Principal	285,000	—	—	285,000	—
Interest	77,307	22,088	44,175	11,044	—

	362,307	22,088	44,175	296,044	—
7.375% Senior Notes due November 2018
Principal	255,000	—	—	—	255,000
Interest	131,645	18,806	37,613	37,613	37,613

	386,645	18,806	37,613	37,613	292,613
Capital lease obligations (2)
Principal	2,468	1,051	1,331	86	—
Interest	446	294	151	1	—

	2,914	1,345	1,482	87	—
Operating leases (2)	343,656	39,235	66,347	53,180	184,894

Total contractual cash obligations	$1,245,735	$121,734	$259,570	$386,924	$477,507

	Other Commercial Commitments
	(in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit (3)	$57,358	$57,358	$—	$—	$—

Total other commercial commitments	$57,358	$57,358	$—	$—	$—

(1)

As of December 25, 2011, interest on our Term Loan is based on the Eurodollar Rate plus 2.500% and consisted of a ninety day rate of 2.746% and a twelve month rate of 3.287% on approximately $139.6 million. For purposes of contractual cash obligations shown here, we have assumed the 90 day and twelve month interest rates as of December 25, 2011 for the respective assumed short-term and long-term portions of our Term Loan. Included in our term loan principal payments of less than one year is $29.2 million of excess cash payment under the agreement that was paid on December 30, 2011.

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

(3)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between December 2011 and October 2012.

Working capital amounted to $214.7 million at December 25, 2011 and $200.0 million at September 25, 2011, and our current ratios were 1.59:1 and 1.58:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.

Net cash provided by operating activities for the thirteen weeks ended December 25, 2011 was $13.4 million and net cash used in operating activities was $10.0 million for the thirteen weeks ended December 26, 2010. Significant sources of cash from operating activities in the first quarter of fiscal 2012 included an increase in accounts payable offset by increases in inventory levels, to meet holiday sales demand, and a decrease in accrued interest due to the timing of interest payments.

As of December 25, 2011, we had the ability and right to pay a restricted payment, including dividends, of up to $32.0 million.

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

DECEMBER 25, 2011

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 25, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 25, 2011. There were no material changes in our internal control over financial reporting during the first quarter of fiscal 2012.

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

On November 5, 2010, an action by Diego De Jesus Martinez was filed in the Superior Court of the State of California for the County of Los Angeles against Markets (“Martinez Case”) seeking individual and potential class action monetary damages for alleged discrepancies between the actual time worked by certain employees and the amounts recorded on Markets’ time clock reports. On October 26, 2011, following a mediation, the Martinez Case was settled subject to court approval of the settlement and the full settlement amount was recorded in our consolidated financial statements for the fiscal year ended September 25, 2011.

In May of 2011, Markets was served with an Action filed in the Superior Court of the State of California for the County of Riverside (“Harold F. Lunsford et al. v. Stater Bros. Markets”) seeking individual and potential class action damages including associated penalties for Markets’ alleged failure to provide meal periods, rest periods or compensation in lieu thereof and alleged failure to pay certain wages for terminated employees. On January 26, 2012, following a mediation, this case was settled subject to court approval of the settlement and the full settlement amount has been recorded in our consolidated financial statements for the fiscal quarter ended December 25, 2011.

STATER BROS. HOLDINGS INC.

DECEMBER 25, 2011

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

Our principal competitors include traditional grocery format operators, regional markets, and “big box” format retailers, including Walmart, Target, Costco and Winco. Our competitors compete with us on the basis of location, quality of products, service, price, product variety and store condition. Our competitors maintain market share through high levels of promotional activities and discount pricing, which creates a difficult environment in which to consistently increase year-over-year sales gains. We expect our competitors to continue to apply pricing and other competitive pressures as they expand the number of their stores in our market area and as they continue to take steps to both maintain and grow their customer counts.

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

STATER BROS. HOLDINGS INC.

DECEMBER 25, 2011

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-XBRL Instance Document.

101.SCH	-XBRL Taxonomy Extension Schema Document.

101.CAL	-XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	-XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	-XBRL Taxonomy Extension Lable Linkbase Document.

101.PRE	-XBRL Taxonomy Extension Presentation Linkbase Document.

STATER BROS. HOLDINGS INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 2012	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President,
and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2012	/s/ Phillip J. Smith
Phillip J. Smith
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)