Form 10-Q
period 2012-03-25
STATER BROS HOLDINGS INC
filed 2012-05-09
CIK 882829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2012

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

As of May 8, 2012, there were issued and outstanding 33,179 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.

March 25, 2012

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	Sept. 25, 2011	Mar. 25, 2012
		(Unaudited)
Current assets
Cash and cash equivalents	$235,784	$215,918
Restricted cash	3,121	—
Receivables, net of allowance of $984 and $1,014	32,166	35,332
Inventories	231,121	231,773
Prepaid expenses	11,705	12,416
Deferred income taxes	30,994	32,990
Note receivable, current portion	600	600

Total current assets	545,491	529,029
Property and equipment
Land	105,039	109,271
Buildings and improvements	573,625	577,621
Store fixtures and equipment	448,845	458,053
Property subject to capital leases	9,983	11,410

	1,137,492	1,156,355
Less accumulated depreciation and amortization	512,069	537,791

	625,423	618,564
Deferred income taxes, long-term	40,241	40,306
Deferred debt issuance cost, net	10,690	9,559
Note receivable, less current portion	2,165	1,734
Other assets	8,757	8,765

	61,853	60,364

Total assets	$1,232,767	$1,207,957

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (contd.)

(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 25, 2011	Mar. 25, 2012
		(Unaudited)
Current liabilities
Accounts payable	$141,030	$139,510
Accrued payroll and related expenses	106,023	110,894
Accrued interest	17,768	17,581
Other accrued liabilities	34,004	32,917
Income taxes payable	6,732	1,192
Current portion of capital lease obligations	1,107	1,106
Current portion of long-term debt	38,798	10,875

Total current liabilities	345,462	314,075
Capital lease obligations, less current portion	1,099	1,651
Long-term debt, less current portion	642,577	637,690
Long-term portion of self-insurance and other reserves	41,553	47,036
Long-term deferred benefits	75,853	73,513
Other long-term liabilities	45,459	41,555

Total liabilities	1,152,003	1,115,520
Commitments and contingencies
Stockholder’s equity
Common Stock, $.01 par value: Authorized shares - 100,000 Issued and outstanding shares - 0 in 2011, 0 in 2012	—	—
Class A Common Stock, $.01 par value: Authorized shares - 100,000 Issued and outstanding shares - 33,837 in 2011, 33,179, in 2012	—	—
Additional paid-in capital	8,604	8,437
Accumulated other comprehensive loss	(23,045)	(23,045)
Retained earnings	95,205	107,045

Total stockholder’s equity	80,764	92,437

Total liabilities and stockholder’s equity	$1,232,767	$1,207,957

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share and share amounts)

	13 Weeks Ended
	Mar. 27, 2011	Mar. 25, 2012
Sales	$913,397	$937,663
Cost of goods sold	668,260	676,977

Gross profit	245,137	260,686
Operating expenses
Selling, general and administrative expenses	204,990	209,829
Depreciation and amortization	12,071	11,371

Total operating expenses	217,061	221,200

Operating profit	28,076	39,486
Interest income	216	28
Interest expense	(12,637)	(11,735)
Other income (expense), net	2	(27)

Income before income taxes	15,657	27,752
Income taxes	6,309	11,319

Net income	$9,348	$16,433

Earnings per average common share outstanding	$273.29	$486.70

Average common shares outstanding	34,206	33,764

Shares outstanding at end of period	33,837	33,179

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share and share amounts)

	26 Weeks Ended
	Mar. 27, 2011	Mar. 25, 2012
Sales	$1,812,434	$1,898,387
Cost of goods sold	1,328,524	1,378,020

Gross profit	483,910	520,367
Operating expenses
Selling, general and administrative expenses	405,846	431,700
Depreciation and amortization	24,515	22,783

Total operating expenses	430,361	454,483

Operating profit	53,549	65,884
Interest income	475	64
Interest expense	(31,835)	(23,684)
Interest expense related to purchase of debt	(1,775)	—
Other income (expense), net	(90)	612

Income before income taxes	20,324	42,876
Income taxes	8,135	17,433

Net income	$12,189	$25,443

Earnings per average common share outstanding	$354.55	$752.73

Average common shares outstanding	34,379	33,801

Shares outstanding at end of period	33,837	33,179

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	26 Weeks Ended
	Mar. 27, 2011	Mar. 25, 2012
Operating activities:
Net income	$12,189	$25,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,169	28,192
Amortization of debt issuance costs	4,871	1,131
Premium paid on debt purchase	1,775	—
(Increase) decrease in deferred income taxes	2,224	(2,061)
(Gain) loss on disposals of assets	93	(612)
Changes in operating assets and liabilities:
Decrease in restricted cash	—	3,121
Increase in receivables	(4,536)	(3,166)
Increase in income tax receivables	(919)	—
Increase in inventories	(31,906)	(652)
(Increase) decrease in prepaid expenses	621	(711)
(Increase) decrease in other assets	160	(8)
Increase (decrease) in accounts payable	4,017	(1,520)
Decrease in income taxes payable	(527)	(5,540)
Increase (decrease) in other current liabilities	(12,058)	3,597
Increase (decrease) in other long-term liabilites	7,415	(761)

Net cash provided by operating activities	13,588	46,453

Financing activities:
Proceeds from issuance of long-term debt	400,000	—
Proceeds from capital lease financing	—	724
Debt issuance costs	(8,526)	—
Principal payments on long-term debt	(525,000)	(32,810)
Principal payments on capital lease obligations	(750)	(173)
Stock redemption	(9,540)	(8,770)
Dividend paid	(5,000)	(5,000)

Net cash used in financing activities	(148,816)	(46,029)

Investing activities:
Payment on long-term note receivable	—	431
Payment on long-term receivable	500	—
Purchase of property and equipment	(17,531)	(21,761)
Proceeds from sale of property and equipment	142	1,040

Net cash used in investing activities	(16,889)	(20,290)

Net decrease in cash and cash equivalents	(152,117)	(19,866)
Cash and cash equivalents at beginning of period	325,005	235,784

Cash and cash equivalents at end of period	$172,888	$215,918

Interest paid	$33,014	$22,981
Income taxes paid	$7,355	$25,050

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 25, 2012

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended March 25, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012.

The consolidated balance sheet at September 25, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K for the fiscal year ended September 25, 2011.

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

Note 4 – Income Taxes

The Company establishes deferred tax liabilities for anticipated tax timing differences where payment of tax is anticipated. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and the amounts may be adjusted over time as additional information becomes known.

The Company does not have any material tax positions that do not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the twenty-six weeks ended March 25, 2012, there have been no material changes to the amount of uncertain tax positions.

The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as interest expense or other operating expenses.

For federal tax purposes, the Company is subject to review of its fiscal 2008 through fiscal 2011 tax returns. During the second quarter of 2012, the Franchise Tax Board concluded their audit of the Company’s 2008 and 2009 state tax returns and made no significant changes to the Company’s reported taxes. For state tax purposes, the Company is subject to review of its fiscal 2010 and fiscal 2011 tax returns.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 25, 2012

Note 5 – Pension Plan

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

The following table provides the components of net periodic pension expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Mar. 27, 2011	Mar. 25, 2012	Mar. 27, 2011	Mar. 25, 2012
	(in thousands)		(inthousands)
Expected return on assets	$(954)	$(1,052)	$(1,909)	$(2,047)
Service cost	883	917	1,766	1,951
Interest cost	1,047	1,074	2,094	2,183
Amortization of prior service cost	—	1	1	2
Amortization of recognized losses	384	535	768	1,057

Net pension expense	$1,360	$1,475	$2,720	$3,146

Actuarial assumptions used to determine net pension expense were:

Discount rate	5.00%	4.50%	5.00%	4.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%	6.50%

The Company made approximately $6.2 million of contributions to the Plan during the twenty-six weeks ended March 25, 2012 which included an additional $5.5 million above the Company’s funding requirement. The Company expects to contribute an additional $1.4 million to the Plan during the remainder of fiscal 2012.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 25, 2012

Note 6 – Debt Issuance and Early Extinguishment of Debt

Issuance of Notes

On November 29, 2010, the Company completed the sale of $255.0 million in aggregate principal amount of 7.375% Senior Notes due November 15, 2018 (the “Notes”) in a private offering. At the time of issuance, these Notes were unregistered and are unsecured obligations of the Company. On September 20, 2011, the Company completed the exchange of the unregistered 7.375% Senior Notes for virtually identical registered $255.0 million 7.375% Senior Notes due November 15, 2018 collectively (the “7.375% Senior Notes”). The Company incurred approximately $6.6 million of debt issuance costs related to the issuance of the Notes and registration of the 7.375% Senior Notes, which will be amortized to interest expense over the term of the 7.375% Senior Notes.

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

The Term Loan bears interest at the “Eurodollar Rate” (defined as the British Bankers Association LIBOR Rate adjusted for the maximum reserve requirement for Eurocurrency funding), plus 2.50% or the Base Rate plus 1.50% (as defined in the Credit Facility) and the interest under the Term Loan is payable quarterly in arrears and includes mandatory quarterly principal payments of 5.0%, of the original outstanding balance, in each of the first two years of the agreement and 10.0%, of the original outstanding balance, in each of the years three and four of the agreement. The Term Loan also includes additional mandatory principal payments based on a percentage of “excess cash flow” as defined in the Credit Facility. The Term Loan is due November 29, 2014 with any remaining outstanding principal amounts under the Term Loan due as of that date. The security held under the Credit Facility is held until the Term Loan is paid in full. The Company incurred approximately $2.0 million of debt issuance costs related to the Term Loan, which will be amortized to interest expense over the term of the Term Loan.

As of March 25, 2012, the interest rate on the Term Loan was based on the Eurodollar Rate and consisted of a ninety day rate of approximately 3.079% on approximately $5.4 million of outstanding principal amount and a twelve month rate of approximately 3.627% on approximately $103.2 million of outstanding principal amount.

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

Loans under the Revolving Credit Facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the Bank of America “prime rate”), plus 1.50%, or (ii) the Eurodollar Rate plus 2.50%. For Eurodollar Rate loans, the Company will be entitled to select interest periods of one, two, three, six, nine or twelve months, subject to availability.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 25, 2012

Note 6 – Debt Issuance and Early Extinguishment of Debt (contd.)

Issuance of Credit Facility (contd.)

The Credit Facility requires the Company and Markets to meet certain financial tests, including minimum net worth and the maintenance of minimum earnings levels. The Credit Facility contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, (iii) make restricted payments and (iv) make certain amendments to the Indentures governing the 7.375% Senior Notes and 7.75% Senior Notes (“Notes Indentures”). Markets and the Company’s other direct and indirect subsidiaries are not limited in their ability to transfer assets in the form of loans, advances or cash dividends to the Company. As of March 25, 2012, the Company and Markets were in compliance with all restrictive covenants under the Credit Facility.

The Company had no short-term borrowings outstanding under the Revolving Credit Facility as of March 25, 2012 and the Company did not incur any short-term borrowings under the Revolving Credit Facility during the twenty-six weeks ended March 25, 2012.

Early Extinguishment of Debt

The Company used the proceeds from the 7.375% Senior Notes and the Term Loan and cash on hand to purchase and retire early its $525.0 million 8.125% Senior Notes due June 15, 2012 (“Retired Notes”). On November 29, 2010, the Company paid approximately $479.2 million to purchase and make a tender payment on approximately $477.5 million outstanding balance of Retired Notes that had been validly tendered as of that date. The payment included a tender premium of approximately $1.8 million that has been recorded under “Interest expense related to purchase of debt” in the Company’s consolidated statements of income for fiscal 2011. On December 13, 2010, the Company paid approximately $2.4 million to purchase approximately $2.4 million of outstanding Retired Notes that had been tendered as of that date. On January 14, 2011, the Company called all remaining outstanding Retired Notes and paid approximately $45.1 million to retire the remaining notes. In fiscal 2011, the Company recorded to “Interest expense” approximately $3.5 million in unamortized deferred offering costs related to the Retired Notes.

Note 7 – Subsidiaries Guarantee

As of March 25, 2012, the Company had $285.0 million of outstanding 7.75% Senior Notes due April 15, 2015 and $255.0 million of outstanding 7.375% Senior Notes due November 15, 2018, collectively (the “Notes”).

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

MARCH 25, 2012

Note 8 – Litigation Matters

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

On November 5, 2010, an action by Diego De Jesus Martinez was filed in the Superior Court of the State of California for the County of Los Angeles against Markets (“Martinez Case”) seeking individual and potential class action monetary damages for alleged discrepancies between the actual time worked by certain employees and the amounts recorded on Markets’ time clock reports. On October 26, 2011, following a mediation, the Martinez Case was settled subject to final court approval of the settlement and the full settlement amount was recorded in the Company’s consolidated financial statements for the fiscal year ended September 25, 2011.

In May of 2011, Markets was served with an action filed in the Superior Court of the State of California for the County of Riverside (“Harold F. Lunsford et al. v. Stater Bros. Markets”) seeking individual and potential class action damages including associated penalties for Markets’ alleged failure to provide meal periods, rest periods or compensation in lieu thereof and alleged failure to pay certain wages for terminated employees. On January 26, 2012, following a mediation, this case was settled subject to final court approval of the settlement and the full settlement amount has been recorded in the Company’s consolidated financial statements for fiscal 2012.

Note 9 – Note Receivable

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

Note 10 – Dividends and Stock Redemptions

On December 28, 2010, the Company paid a $5.0 million dividend to La Cadena Investments (“La Cadena”), the sole shareholder of the Company. On December 21, 2011, the Company declared a $5.0 million dividend to La Cadena which was paid on December 23, 2011.

On February 11, 2011, the Company redeemed 715 shares of its Class A Common Stock for approximately $9.5 million. The redemption was for shares held by the Moseley Family Revocable Trust (the “Trust”) which La Cadena had distributed to the Trust prior to the redemption of the shares.

On March 16, 2012, the Company redeemed 658 shares of its Class A Common Stock for approximately $8.8 million. The redemption was for shares held by the Trust which La Cadena had distributed to the Trust prior to the redemption of the shares.

As of March 25, 2012, the Company had the ability and right under the Credit Facility to make restricted payments, including dividends, of up to $31.5 million.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 25, 2012

Note 11 – Fair Value of Financial Instruments

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

Note Receivable

Although market quotes for the fair value of the Company’s note receivable is not readily available, the Company believes the stated value approximates fair value.

Long-Term Debt and Capital Lease Obligations

The fair value of the Company’s 7.75% Senior Notes and 7.375% Senior Notes are determined based on observable inputes that are corroborated by market data (Level 2 as defined by ASC Topic 820, “Fair Value Measurements and Disclosures”) Although market quotes for the fair value of the Company’s Term Loan and capitalized lease obligations are not readily available, the Company believes their carrying value approximates fair value. As of March 25, 2012, the estimated fair value of the Company’s Long-Term debt was $675.9 million.

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I - FINANCIAL INFORMATION (contd.)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies are summarized in our report on Form 10-K for the fiscal year ended September 25, 2011.

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

SIGNIFICANT ACCOUNTING POLICIES

There are certain accounting policies that we have adopted that may differ from policies of other companies within our industry and other companies as a whole. Such differences in the treatment of these policies may be important to the readers of our report on Form 10-Q and our unaudited consolidated financial statements contained herein. For further information regarding our accounting policies, refer to the significant accounting policies included in the notes to the unaudited consolidated financial statements contained herein and in our report on Form 10-K for the fiscal year ended September 25, 2011.

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

AVAILABLE INFORMATION

We file quarterly and annual reports electronically with the Securities and Exchange Commission (“SEC”) under forms 10-Q and 10-K and we file current reports on form 8-K and amendments to these reports. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. These electronic files can be found at the SEC’s website at http://www.sec.gov. The public may read and copy any of our reports filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330.

EXECUTIVE OVERVIEW

We are the largest privately owned supermarket chain in Southern California. Our revenues are generated from retail sales through our supermarkets. Our success is a result of our marketing strategy of offering everyday low prices while providing our customers with friendly and outstanding service on each of their visits to our stores which has been a seventy-six (“76”) year Stater Bros. tradition.

Our strategy in the near term is to retain customer counts during these challenging economic times by continuing to provide exceptional customer service and value to our customers on their purchases from our supermarkets.

Our marketing area of Southern California is highly competitive and constantly changing. With the current economic conditions, our marketing area has seen job losses and business closures which has put and will continue to put pressure on our gross margin as we endeavor to retain our customer base. We anticipate continued competitive pressures from “big box” format competitors including Walmart, Costco, Target and Winco and from our traditional grocery format competitors Vons, Albertsons and Ralphs and from independent supermarket operators.

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Cost of Goods Sold

	Thirteen Weeks Ended		Change
	Mar. 27, 2011	Mar. 25, 2012	2012 to 2011
($ in thousands)			Dollar	%
Sales	$913,397	$937,663	$24,266	2.66%
Gross Profit	$245,137	$260,686	$15,549	6.34%
as a % of sales	26.84%	27.80%

	Twenty-Six Weeks Ended		Change
	Mar. 27, 2011	Mar. 25, 2012	2012 to 2011
($ in thousands)			Dollar	%
Sales	$1,812,434	$1,898,387	$85,953	4.74%
Gross Profit	$483,910	$520,367	$36,457	7.53%
as a % of sales	26.70%	27.41%

Sales

Our sales increased $24.3 million and $86.0 million for the thirteen and twenty-six week periods of fiscal 2012, respectively, an increase over prior year sales of 2.66% and 4.74%, respectively.

Like Store Sales

We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year periods, we only include the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year. For stores that have been closed, we only include the prior year’s weekly sales that correspond to the weeks the stores were opened in the current year. Replacement store sales are included in like store sales. In the fourth quarter of fiscal 2011, we opened a replacement store in Grand Terrace, California that replaced an existing older store. In the second quarter of fiscal 2012, we opened a replacement store in Lake Elsinore, California that replaced an existing older store. We have had no new store openings nor any store closures in either fiscal 2011 or fiscal 2012

Like store sales are affected by various factors including, but not limited to, inflation, deflation, promotional discounting, customer traffic, buying trends, pricing pressures from competitors and competitive openings and closings.

Like store sales for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 increased $24.3 million or 2.66%. For the twenty-six week period of fiscal 2012, like store sales increased $86.0 million or 4.74% from the twenty-six week period of fiscal 2011.

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Gross Profit

Our gross profit margin in the second quarter of fiscal 2012, as a percentage of sales, was 27.80%, an increase of 0.96% when compared to the second quarter fiscal 2011 gross profit margin of 26.84%. Our twenty-six week period of fiscal 2012 gross profit margin was 27.41%, an increase of 0.71% over the 26.70% for the twenty-six week period of fiscal 2011. We attribute the increase in gross profit margin for both the thirteen week and twenty-six week periods to our being able to pass on some of the cost inflation we have been experiencing and to more focused marketing promotions in fiscal 2012 compared to fiscal 2011. While we have experienced increased gross margins to date, we anticipate that the current economic conditions and continued competitive pressures could limit our ability to further pass on cost inflation which could put pressure on our gross margin in the foreseeable future.

Operating Expenses and Operating Profit

	Thirteen Weeks Ended		Change
	Mar. 27,	Mar. 25,	2012 to 2011
($ in thousands)	2011	2012	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$204,990	$209,829	$4,839	2.36%
as a % of sales	22.45%	22.38%
Depreciation and amortization	$12,071	$11,371	$(700)	(5.80)%
as a % of sales	1.32%	1.21%
Operating profit	$28,076	$39,486	$11,410	40.64%
as a % of sales	3.07%	4.21%

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Operating Expenses and Operating Profit (contd.)

	Twenty-Six Weeks Ended		Change
	Mar. 27,	Mar. 25,	2012 to 2011
($ in thousands)	2011	2012	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$405,846	$431,700	$25,854	6.37%
as a % of sales	22.40%	22.74%
Depreciation and amortization	$24,515	$22,783	$(1,732)	(7.07)%
as a % of sales	1.35%	1.20%
Operating profit	$53,549	$65,884	$12,335	23.03%
as a % of sales	2.95%	3.47%

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of sales, in the thirteen week period of fiscal 2012 compared to the same period of fiscal 2011 decreased 0.07% and consisted primarily of reductions, as a percentage of sales, of 0.11%, 0.09% and 0.07% in supply expense, electronic fund transfer expense and electricity expense, respectively, offset by a 0.13% increase in payroll related costs, as a percentage of sales.

Selling, general and administrative expenses increased 0.34%, as a percentage of sales, for the twenty-six weeks of fiscal 2012 compared to the twenty-six weeks of fiscal 2011. The increase in the twenty-six week period was primarily composed of a 0.26% increase, as a percentage of sales, in payroll related expenses and to a litigation settlement in the first quarter of fiscal 2012. Payroll related expense increase was primarily the result of union insurance rate increases under our union contracts.

The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the second quarters of fiscal 2012 and fiscal 2011 is $290,000 and $312,000, respectively, and $583,000 and $611,000 for the twenty-six weeks ended March 25, 2012 and March 27, 2011, respectively.

Depreciation and Amortization

Depreciation and amortization expense in the second quarter of fiscal 2012 was $11.4 million compared to $12.1 million for the second quarter of fiscal 2011. Depreciation for the twenty-six week periods of fiscal 2012 and 2011 was $22.8 million and $24.5 million, respectively. Included in the second quarters of fiscal 2012 and 2011 cost of goods sold is $2.7 million and $2.8 million, respectively, and $5.4 million and $5.7 million for the twenty-six week fiscal 2012 and 2011, respectively, of depreciation and amortization related to our warehousing and distribution activities.

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Interest Income

Interest income was $28,000 and $216,000 for the second quarters of fiscal 2012 and 2011, respectively, and $64,000 and $475,000 for the twenty-six week periods of fiscal 2012 and 2011, respectively. We anticipate that our interest income will continue to be low as interest rates continue to be depressed.

Interest Expense

Prior to the effect of capitalized interest, interest expense was $11.9 million and $12.7 million for the second quarter of fiscal 2012 and 2011, respectively, and $23.9 million and $33.7 million for the twenty-six week periods for fiscal 2012 and 2011, respectively. Interest expense in fiscal 2011 included $3.5 million from the write off of unamortized deferred offering cost on our early retired $525.0 million 8.125% Senior Notes in fiscal 2011.

Interest Expense Related to Purchase of Debt

In the first quarter of fiscal 2011, we paid approximately $1.8 million in tender premium related to our tender offer to early redeem a significant portion of our $525.0 million 8.125% Senior Notes.

Income Before Income Taxes

Income before income taxes amounted to $27.8 million and $15.7 million for the second quarters of fiscal 2012 and fiscal 2011, respectively, and was $42.9 million and $20.3 million for the twenty-six week periods of fiscal 2012 and fiscal 2011, respectively.

Income Taxes

Income taxes amounted to $11.3 million and $6.3 million in the second quarters of fiscal 2012 and 2011, respectively, and $17.4 million and $8.1 million in the twenty-six week periods of fiscal 2012 and 2011, respectively. Our effective tax rate was 40.8% and 40.3% for the second quarters of fiscal 2012 and 2011, respectively, and 40.7% and 40.0% for the twenty-six week periods of fiscal 2012 and 2011, respectively. The change in our effective tax rate in the second quarter and year-to-date periods of fiscal 2012 compared to the same periods of fiscal 2011 is attributed primarily to tax credits being applied against lower taxable income in the prior year versus the current year.

Net Income

Net income amounted to $16.4 million and $9.3 million in the second quarters of fiscal 2012 and 2011, respectively. Net income for the twenty-six weeks ended March 25, 2012 amounted to $25.4 million compared to $12.2 million for the twenty-six weeks ended March 27, 2011.

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

As of March 25, 2012, we had approximately $57.4 million of outstanding letters of credit and we had approximately $42.6 million available under the revolving credit facility.

We had no short-term borrowings outstanding under our revolving credit facility as of March 25, 2012. We did not incur any short-term borrowings under our revolving credit facility during the twenty-six week period of fiscal 2012.

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The following table sets forth our contractual cash obligations and commercial commitments as of March 25, 2012.

	Contractual Cash Obligations (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term Loan due November 2014 (1)
Principal	$108,565	$10,875	$97,690	$—	$—
Interest	10,109	4,802	5,307	—	—

	118,674	15,677	102,997	—	—
7.75% Senior Notes due April 2015
Principal	285,000	—	—	285,000	—
Interest	77,307	22,088	44,175	11,044	—

	362,307	22,088	44,175	296,044	—
7.375% Senior Notes due November 2018
Principal	255,000	—	—	—	255,000
Interest	131,645	18,806	37,613	37,613	37,613

	386,645	18,806	37,613	37,613	292,613
Capital lease obligations (2)
Principal	2,757	1,106	1,550	101	—
Interest	435	293	141	1	—

	3,192	1,399	1,691	102	—
Operating leases (2)	334,470	38,989	64,592	51,353	179,536

Total contractual cash obligations	$1,205,288	$96,959	$251,068	$385,112	$472,149

	Other Commercial Commitments (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit (3)	$57,358	$57,358	$—	$—	$—

Total other commercial commitments	$57,358	$57,358	$—	$—	$—

(1)

As of March 25, 2012, interest on our Term Loan is based on the Eurodollar Rate plus 2.500% and consisted of a ninety day rate of 3.079% on approximately $5.4 million of outstanding principal amount and a twelve month rate of 3.627% on approximately $103.2 million of outstanding principal amount. For purposes of contractual cash obligations shown here, we have assumed the ninety day and twelve month interest rates as of March 25, 2012 for the respective assumed short-term and long-term portions of our Term Loan.

(2)

We lease the majority of our retail stores. We have subleased our former headquarters building and certain former distribution facilities located in Colton, California under an initial 15 year term for an amount equal to our lease payment. For purposes of contractual cash obligations shown here, minimum lease payments for this lease are shown without sub-lease offsets. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.

(3)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between September 2012 and February 2013.

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Working capital amounted to $215.0 million at March 25, 2012 and $200.0 million at September 25, 2011 and our current ratios were 1.68:1 and 1.58:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.

Net cash provided by operating activities for the twenty-six week periods ended March 25, 2012 and March 27, 2011 was $46.5 million and $13.6 million, respectfully. Significant sources of cash provided by operating activities in fiscal 2012 was net income before the effect of non-cash depreciation.

In fiscal 2011, we had cash used in financing activities of $148.8 million. We retired early all of our $525.0 million 8.125% Senior Notes. This was financed by issuances of $400.0 million in new debt that was comprised of $255.0 million of 7.375% Senior Notes due 2018 and a $145.0 million Term Loan due 2014.

As of March 25, 2012, we had the ability and right under our Credit Facility to pay a restricted payment, including dividends, of up to $31.5 million.

We believe that operating cash flows and current cash reserves will be sufficient to meet our currently identified operating needs and scheduled capital expenditures, for at least the next 12 months. However, we may elect to fund some capital expenditures through capital leases, operating leases or debt financing. There can be no assurance that such debt and lease financing will be available to us in the future.

Labor Relations

Our collective bargaining agreement with the United Food and Commercial Workers was renewed in October 2011 and expires in March 2014. Our collective bargaining agreements with the International Brotherhood of Teamsters were renewed in October 2010 and expire in September 2015. We believe we have good relations with our employees.

CAUTIONARY STATEMENT FOR PURPOSES OF “SAFE HARBOR PROVISIONS” OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained in our filings with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) includes statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, those relating to domestic economic conditions, seasonal and weather fluctuations, labor unrest, expansion and other activities of competitors, changes in federal or state laws and the administration of such laws and the general condition of the economy.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to interest rate risk on our fixed interest rate debt obligations. Our fixed rate debt obligations are comprised of our Term Loan due November 2014, our 7.75% Senior Notes due April 2015, our 7.375% Senior Notes due November 2018 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. While interest rate changes will impact the market value risk of our bonds, such changes in the market value of our bonds do not affect our earnings or cash flows. Our earnings and our cash flows may be affected to the extent the interest rate on our Term Loan changes at each interest rate renewal period. We have not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk.

STATER BROS. HOLDINGS INC.

MARCH 25, 2012

PART I - FINANCIAL INFORMATION (contd.)

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 25, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 25, 2012. There were no material changes in our internal control over financial reporting during the thirteen and twenty-six week periods ended March 25, 2012.

Because of the inherent limitation of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

On November 5, 2010, an action by Diego De Jesus Martinez was filed in the Superior Court of the State of California for the County of Los Angeles against Markets (“Martinez Case”) seeking individual and potential class action monetary damages for alleged discrepancies between the actual time worked by certain employees and the amounts recorded on Markets’ time clock reports. On October 26, 2011, following a mediation, the Martinez Case was settled subject to final court approval of the settlement and the full settlement amount was recorded in our consolidated financial statements for the fiscal year ended September 25, 2011.

In May of 2011, Markets was served with an action filed in the Superior Court of the State of California for the County of Riverside (“Harold F. Lunsford et al. v. Stater Bros. Markets”) seeking individual and potential class action damages including associated penalties for Markets’ alleged failure to provide meal periods, rest periods or compensation in lieu thereof and alleged failure to pay certain wages for terminated employees. On January 26, 2012, following a mediation, this case was settled subject to final court approval of the settlement and the full settlement amount has been recorded in our consolidated financial statements for fiscal 2012.

STATER BROS. HOLDINGS INC.

MARCH 25, 2012

Item 1A.	RISK FACTORS

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2011, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the fiscal year ended September 25, 2011, as supplemented by our Form 10-Q for the thirteen and twenty-six weeks ended March 25, 2012, with respect to the Risk Factors.

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

Date: May 8, 2012	/s/ Jack H. Brown
Jack H. Brown Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2012	/s/ Phillip J. Smith
Phillip J. Smith Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)