Form 10-Q
period 2012-06-24
STATER BROS HOLDINGS INC
filed 2012-08-08
CIK 882829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of August 7, 2012, there were issued and outstanding

33,179 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.

June 24, 2012

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	Sept. 25,	June. 24,
	2011	2012
		(Unaudited)
Current assets
Cash and cash equivalents	$235,784	$223,477
Restricted cash	3,121	—
Receivables, net of allowance of $984 and $1,027	32,166	34,872
Inventories	231,121	225,425
Prepaid expenses	11,705	11,329
Deferred income taxes	30,994	33,761
Note receivable, current portion	600	600

Total current assets	545,491	529,464

Property and equipment
Land	105,039	109,182
Buildings and improvements	573,625	580,708
Store fixtures and equipment	448,845	461,221
Property subject to capital leases	9,983	11,410

	1,137,492	1,162,521

Less accumulated depreciation and amortization	512,069	549,997

	625,423	612,524

Deferred income taxes, long-term	40,241	42,276
Deferred debt issuance cost, net	10,690	8,999
Note receivable, less current portion	2,165	1,620
Other assets	8,757	8,767

	61,853	61,662

Total assets	$1,232,767	$1,203,650

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (contd.)

(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 25,	June 24,
	2011	2012
		(Unaudited)
Current liabilities
Accounts payable	$141,030	$140,398
Accrued payroll and related expenses	106,023	111,981
Accrued interest	17,768	7,229
Other accrued liabilities	34,004	26,018
Accrued income taxes	6,732	3,017
Current portion of capital lease obligations	1,107	1,144
Current portion of long-term debt	38,798	12,688

Total current liabilities	345,462	302,475

Capital lease obligations, less current portion	1,099	1,349
Long-term debt, less current portion	642,577	634,065
Long-term portion of self-insurance and other reserves	41,553	49,234
Long-term deferred benefits	75,853	74,795
Other long-term liabilities	45,459	42,017

Total liabilities	1,152,003	1,103,935

Commitment and contingencies

Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0 in 2011 and 2012	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 33,837 in 2011 and 33,179 in 2012	—	—
Additional paid-in capital	8,604	8,437
Accumulated other comprehensive loss	(23,045)	(23,045)
Retained earnings	95,205	114,323

Total stockholder’s equity	80,764	99,715

Total liabilities and stockholder’s equity	$1,232,767	$1,203,650

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share and share amounts)

	13 Weeks Ended
	June 26,	June 24,
	2011	2012
Sales	$939,026	$949,772
Cost of goods sold	687,710	698,550

Gross profit	251,316	251,222

Operating expenses
Selling, general and administrative expenses	215,066	216,330
Depreciation and amortization	11,831	11,350

Total operating expenses	226,897	227,680

Operating profit	24,419	23,542

Interest income	213	25
Interest expense	(11,827)	(11,630)
Other income, net	183	326

Income before income taxes	12,988	12,263

Income taxes	5,353	4,985

Net income	$7,635	$7,278

Earnings per average common share outstanding	$225.64	$219.36

Average common shares outstanding	33,837	33,179

Shares outstanding at end of period	33,837	33,179

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share and share amounts)

	39 Weeks Ended
	June 26,	June 24,
	2011	2012
Sales	$2,751,460	$2,848,159
Cost of goods sold	2,016,234	2,076,570

Gross profit	735,226	771,589

Operating expenses
Selling, general and administrative expenses	620,912	648,030
Depreciation and amortization	36,346	34,133

Total operating expenses	657,258	682,163

Operating profit	77,968	89,426

Interest income	688	89
Interest expense	(43,662)	(35,314)
Interest expense related to purchase of debt	(1,775)	—
Other income, net	93	938

Income before income taxes	33,312	55,139

Income taxes	13,488	22,418

Net income	$19,824	$32,721

Earnings per average common share outstanding	$579.68	$974.04

Average common shares outstanding	34,198	33,593

Shares outstanding at end of period	33,837	33,179

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	39 Weeks Ended
	June 26,	June 24,
	2011	2012
Operating activities:
Net income	$19,824	$32,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,774	42,273
Amortization of debt issuance costs	5,436	1,691
Premium paid on debt purchase	1,775	—
(Increase) decrease in deferred income taxes	1,797	(4,802)
Gain on disposals of assets	(93)	(940)
Changes in operating assets and liabilities:
Decrease in restricted cash	—	3,121
(Increase) decrease in receivables	1,783	(2,706)
Decrease in income tax receivable	465	—
(Increase) decrease in inventories	(40,972)	5,696
Decrease in prepaid expenses	1,800	376
(Increase) decrease in other assets	158	(10)
Increase (decrease) in accounts payable	9,936	(632)
Decrease in accrued income taxes	(527)	(3,715)
Decrease in other accrued liabilities	(21,915)	(12,567)
Increase in long-term reserves	8,920	3,181

Net cash provided by operating activities	33,161	63,687

Financing activities:
Proceeds from issuance of long-term debt	400,000	—
Proceeds from capital lease financing	—	724
Debt issuance cost	(8,556)	—
Principal payments on long-term debt	(526,812)	(34,622)
Principal payments on capital lease obligations	(1,148)	(437)
Stock redemption	(9,540)	(8,770)
Dividend paid	(5,000)	(5,000)

Net cash used in financing activities	(151,056)	(48,105)

Investing activities:
Payment on long-term note receivable	—	545
Payment on long-term receivable	6,726	—
Purchase of property and equipment	(37,253)	(30,008)
Proceeds from sale of property and equipment	326	1,574

Net cash used in investing activities	(30,201)	(27,889)

Net decrease in cash and cash equivalents	(148,096)	(12,307)
Cash and cash equivalents at beginning of period	325,005	235,784

Cash and cash equivalents at end of period	$176,909	$223,477

Interest paid	$44,184	$44,505
Income taxes paid	$11,755	$30,950

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 24, 2012

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended June 24, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the thirty-nine weeks ended June 24, 2012, there have been no material changes to the amount of uncertain tax positions.

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

JUNE 24, 2012

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 26,	June 24,	June 26,	June 24,
	2011	2012	2011	2012
	(in thousands)		(in thousands)

Expected return on assets	$(955)	$(1,024)	$(2,864)	$(3,071)
Service cost	882	975	2,648	2,926
Interest cost	1,046	1,092	3,140	3,275
Amortization of prior service cost	1	—	2	2
Amortization of recognized losses	384	528	1,152	1,585

Net pension expense	$1,358	$1,571	$4,078	$4,717

Actuarial assumptions used to determine net pension expense were:
Discount rate	5.00%	4.50%	5.00%	4.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%	6.50%

The following table provides the components of net periodic pension expense:

The Company made approximately $6.8 million of contributions to its noncontributory defined pension plan during the thirty-nine weeks ended June 24, 2012 which included an additional $5.5 million contribution above the Company’s funding requirement. The Company expects to contribute an additional $0.8 million to the Plan during the remainder of fiscal 2012.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 24, 2012

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

As of June 24, 2012, the interest rate on the Term Loan was based on the Eurodollar Rate and consisted of a ninety day rate of approximately 2.970% on approximately $3.6 million of outstanding principal amount and a twelve month rate of approximately 3.627% on approximately $103.2 million of outstanding principal amount.

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

JUNE 24, 2012

Note 6 – Debt Issuance and Early Extinguishment of Debt (contd.)

Issuance of Credit Facility (contd.)

The Credit Facility requires the Company and Markets to meet certain financial tests, including minimum net worth and the maintenance of minimum earnings levels. The Credit Facility contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, (iii) make restricted payments and (iv) make certain amendments to the Indentures governing the 7.375% Senior Notes and 7.75% Senior Notes (“Notes Indentures”). Markets and the Company’s other direct and indirect subsidiaries are not limited in their ability to transfer assets in the form of loans, advances or cash dividends to the Company. As of June 24, 2012, the Company and Markets were in compliance with all restrictive covenants under the Credit Facility.

As of June 24, 2012, the Company had $57.4 million of outstanding letters of credit and it had $42.6 million available under the credit facility.

The Company had no short-term borrowings outstanding under the Revolving Credit Facility as of June 24, 2012 and the Company did not incur any short-term borrowings under the Revolving Credit Facility during the thirty-nine weeks ended June 24, 2012.

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

Note 7 – Subsidiaries Guarantee

As of June 24, 2012, the Company had $285.0 million of outstanding 7.75% Senior Notes due April 15, 2015 and $255.0 million of outstanding 7.375% Senior Notes due November 15, 2018, collectively (the “Notes”).

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

JUNE 24, 2012

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

On November 5, 2010, an action by Diego De Jesus Martinez was filed in the Superior Court of the State of California for the County of Los Angeles against Markets (“Martinez Case”) seeking individual and potential class action monetary damages for alleged discrepancies between the actual time worked by certain employees and the amounts recorded on Markets’ time clock reports. On October 26, 2011, following a mediation, the Martinez Case was settled and the court approved the settlement in July of 2012. The full settlement amount was recorded in the Company’s consolidated financial statements for the fiscal year ended September 25, 2011 and the recorded amount was paid on July 18, 2012.

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

Note 9 – Note Receivable

During the construction of the Company’s Corporate Offices and Distribution Center, the Company paid for certain construction costs at the Company’s Support Services building which were the responsibility of the Inland Valley Development Agency (the “IVDA”). These costs, which included the construction of an exterior wall of the building and asbestos removal, were needed before the building was habitable. The Company agreed to expend the funds on behalf of the IVDA with the understanding that the IVDA would reimburse these funds after the completion of construction. During fiscal 2011, the amount of reimbursement was agreed to by the IVDA and the Company reclassified approximately $3.0 million from building and improvements to long-term notes receivable on its consolidated balance sheets. The note bears an interest rate of 4.0% per annum and has a maturity date of April 2015 and includes quarterly principal and interest payments.

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

As of June 24, 2012, the Company had the ability and right under the Credit Facility to make restricted payments, including dividends, of up to $35.1 million.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 24, 2012

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

Long-Term Debt

The fair value of the Company’s 7.75% Senior Notes and 7.375% Senior Notes are determined based on observable inputs that are corroborated by market data (Level 2 as defined by ASC Topic 820, “Fair Value Measurements and Disclosures”) Although a market quote for the fair value of the Company’s Term Loan is not readily available, the Company believes its carrying value approximates fair value. As of June 24, 2012, the estimated fair value of the Company’s Long-Term debt was $677.9 million.

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

STATER BROS. HOLDINGS INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Cost of Sales

Thirteen Weeks Ended	Change
June 26,	June 24,	2012 to 2011
($ in thousands)	2011	2012	Dollar	%

Sales	$939,026	$949,772	$10,746	1.14%

Gross Profit	$251,316	$251,222	$(94)	(0.04)%
as a % of sales	26.76%	26.45%

	Thirty-Nine Weeks Ended		Change
	June 26,	June 24,	2012 to 2011
($ in thousands)	2011	2012	Dollar	%

Sales	$2,751,460	$2,848,159	$96,699	3.51%

Gross Profit	$735,226	$771,589	$36,363	4.95%
as a % of sales	26.72%	27.09%

Sales

Our sales increased $10.7 million and $96.7 million for the thirteen and thirty-nine week periods of fiscal 2012, respectively, an increase over prior year sales of 1.14% and 3.51%, respectively.

Like Store Sales

We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year periods, we only include the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year. For stores that have been closed, we only include the prior year’s weekly sales that correspond to the weeks the stores were opened in the current year. Replacement store sales are included in like store sales. In the fourth quarter of fiscal 2011, we opened a replacement store in Grand Terrace, California that replaced an existing older store. In the second quarter of fiscal 2012, we opened a replacement store in Lake Elsinore, California that replaced an existing older store. We have had no new store openings nor any store closures in either fiscal 2011 or 2012

Like store sales are affected by various factors including, but not limited to, inflation, deflation, promotional discounting, customer traffic, buying trends, pricing pressures from competitors and competitive openings and closings.

Like store sales for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 increased $10.7 million or 1.14%. For the thirty-nine week period of fiscal 2012, like store sales increased $96.7 million or 3.51% from the thirty-nine week period of fiscal 2011.

STATER BROS. HOLDINGS INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Gross Profit

Our gross profit margin in the third quarter of fiscal 2012, as a percentage of sales, was 26.45%, a decrease of 31 basis points when compared to the third quarter fiscal 2011 gross profit margin of 26.76%. Our gross margin declined in the third quarter of fiscal 2012 as we extended promotional pricing in order to combat competitive pressures and grow customer counts. Our gross margin for the thirty-nine week period of fiscal 2012 was 27.09%, an increase of 37 basis points over the 26.72% for the thirty-nine week period of fiscal 2011. We attribute our year-to-date increase in gross profit margin to more focused marketing efforts and our ability to pass on inflation which increased our profit margin in the first two quarters of fiscal 2012. Our gross margin gains in the first two quarters of fiscal 2012 have been partially offset by our gross margin decline in the third quarter of fiscal 2012. We anticipate that the current economic conditions and continued and growing competitive pressures could limit our ability to further pass on cost inflation which could put pressure on our gross margin in the foreseeable future.

Operating Expenses and Operating Profit

	Thirteen Weeks Ended		Change
	June 26,	June 24,	2012 to 2011
($ in thousands)	2011	2012	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$215,066	$216,330	$1,264	0.59%
as a % of sales	22.90%	22.77%

Depreciation and amortization	$11,831	$11,350	$(481)	(4.07)%
as a % of sales	1.26%	1.20%

Operating profit	$24,419	$23,542	$(877)	(3.59)%
as a % of sales	2.60%	2.48%

	Thirty-Nine Weeks Ended		Change
	June 26,	June 24,	2012 to 2011
($ in thousands)	2011	2012	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$620,912	$648,030	$27,118	4.37%
as a % of sales	22.57%	22.75%

Depreciation and amortization	$36,346	$34,133	$(2,213)	(6.09)%
as a % of sales	1.32%	1.20%

Operating profit	$77,968	$89,426	$11,458	14.70%
as a % of sales	2.83%	3.14%

STATER BROS. HOLDINGS INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses, as a percentage of sales, in the thirteen week period of fiscal 2012 compared to the same period of fiscal 2011, is primarily attributed to decreases in payroll related cost of approximately ten basis points, as a percentage of sales, and a reduction in electronic funds transfer fees of approximately seven basis points, as a percentage of sales.

On a year-to-date basis, selling, general and administrative expenses, as a percentage of sales, have increased primarily as a result of increased labor costs and to a litigation settlement in the first quarter of fiscal 2012. The increase in labor cost included an increase of approximately 18 basis points, as a percentage of sales, in union insurance cost.

The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses was $0.3 million for both of the third quarters of fiscal 2012 and 2011 and was $0.9 million for both the thirty-nine weeks ended June 24, 2012 and June 26, 2011.

Depreciation and Amortization

Depreciation and amortization expense in the third quarter of fiscal 2012 was $11.4 million compared to $11.8 million for the third quarter of fiscal 2011. Depreciation for the thirty-nine week periods of fiscal 2012 and 2011 was $34.1 million and $36.3 million, respectively. Included in the third quarters of fiscal 2012 and 2011 cost of goods sold is $2.7 million and $2.8 million, respectively, and $8.1 million and $8.4 million for the thirty-nine week fiscal 2012 and 2011, respectively, of depreciation and amortization related to our warehousing and distribution activities.

Interest Income

Interest income was $25,000 and $213,000 for the third quarters of fiscal 2012 and 2011, respectively, and $89,000 and $688,000 for the thirty-nine week periods of fiscal 2012 and 2011, respectively. We anticipate that our interest income will continue to be low as interest rates continue to be depressed.

Interest Expense

Prior to the effect of capitalized interest, interest expense was $11.7 million and $12.0 million for the third quarter of fiscal 2012 and 2011, respectively, and $35.7 million and $43.9 million for the thirty-nine week periods of fiscal 2012 and 2011, respectively. Interest expense in fiscal 2011 included $3.5 million from the write off of unamortized deferred offering cost on our early retired $525.0 million 8.125% Senior Notes in fiscal 2011.

Interest Expense Related to Purchase of Debt

In the first quarter of fiscal 2011, we paid approximately $1.8 million in tender premium related to our tender offer to early redeem a significant portion of our $525.0 million 8.125% Senior Notes.

Income Before Income Taxes

Income before income taxes amounted to $12.3 million and $13.0 million for the third quarters of fiscal 2012 and 2011, respectively, and was $55.1 million and $33.3 million for the thirty-nine week periods of fiscal 2012 and 2011, respectively.

Income Taxes

Income taxes amounted to $5.0 million and $5.4 million in the third quarters of fiscal 2012 and 2011, respectively, and $22.4 million and $13.5 million in the thirty-nine week periods of fiscal 2012 and 2011, respectively. Our effective tax rate was 40.7% and 41.2% for the third quarters of fiscal 2012 and 2011, respectively, and was 40.7% and 40.5% for the thirty-nine week periods of fiscal 2012 and 2011, respectively.

Net Income

Net income amounted to $7.3 million and $7.6 million in the third quarter of fiscal 2012 and 2011, respectively. Net income for the thirty-nine weeks ended June 24, 2012 amounted to $32.7 million compared to $19.8 million for the thirty-nine weeks ended June 26, 2011.

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

As of June 24, 2012, we had $57.4 million of outstanding letters of credit and we had $42.6 million available under our credit facility.

We had no short-term borrowings outstanding under our revolving credit facility as of June 24, 2012. We did not incur any short-term borrowings under our revolving credit facility during the thirty-nine week period of fiscal 2012.

STATER BROS. HOLDINGS INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The following table sets forth our contractual cash obligations and commercial commitments as of June 24, 2012.

	Contractual Cash Obligations (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term Loan due November 2014 (1)
Principal	$106,753	$12,688	$94,065	$—	$—
Interest	9,107	4,693	4,414	—	—

	115,860	17,381	98,479	—	—
7.75% Senior Notes due April 2015
Principal	285,000	—	285,000	—	—
Interest	66,263	22,088	44,175	—	—

	351,263	22,088	329,175	—	—
7.375% Senior Notes due November 2018
Principal	255,000	—	—	—	255,000
Interest	122,241	18,806	37,613	37,613	28,209

	377,241	18,806	37,613	37,613	283,209
Capital lease obligations (2)
Principal	2,493	1,144	1,332	17	—
Interest	347	251	96	—	—

	2,840	1,395	1,428	17	—

Operating leases (2)	327,724	39,391	64,407	51,392	172,534

Total contractual cash obligations	$1,174,928	$99,061	$531,102	$89,022	$455,743

	Other Commercial Commitments (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby letters of credit (3)	$57,358	$57,358	$—	$—	$—

Total other commercial commitments	$57,358	$57,358	$—	$—	$—

(1)

As of June 24, 2012, interest on our Term Loan is based on the Eurodollar Rate plus 2.500% and consisted of a ninety day rate of 2.970% on approximately $3.6 million of outstanding principal amount and a twelve month rate of 3.627% on approximately $103.2 million of outstanding principal amount. For purposes of contractual cash obligations shown here, we have assumed the 90 day and twelve month interest rates as of June 24, 2012 for the respective assumed short-term and long-term portions of our Term Loan.

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

STATER BROS. HOLDINGS INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

Working capital amounted to $227.0 million at June 24, 2012 and $200.0 million at September 25, 2011, and our current ratios were 1.75:1 and 1.58:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.

Net cash provided by operating activities for the thirty-nine week periods ended June 24, 2012 and June 26, 2011 was $63.7 million and $33.2 million, respectively. Significant sources in cash from operating activities in the thirty-nine weeks of fiscal 2012 were our net income and non-cash depreciation and amortization offset in part by reduction in other accrued liabilities.

In the thirty-nine weeks of fiscal 2011, we had cash used in financing activities of $151.1 million which resulted primarily from the early retirement of all of our $525.0 million 8.125% Senior Notes offset by new debt issuances of $400.0 million that was comprised of $255.0 million of 7.375% Senior Notes due 2018 and a $145.0 million Term Loan due 2014.

As of June 24, 2012, we had the ability and right under our Credit Facility to pay restricted payments, including dividends, of up to $35.1 million.

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

JUNE 24, 2012

PART I – FINANCIAL INFORMATION (contd.)

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 24, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 24, 2012. There were no material changes in our internal control over financial reporting during the thirteen and thirty-nine week periods ended June 24, 2012.

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

PART II – OTHER INFORMATION

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

On November 5, 2010, an action by Diego De Jesus Martinez was filed in the Superior Court of the State of California for the County of Los Angeles against Markets (“Martinez Case”) seeking individual and potential class action monetary damages for alleged discrepancies between the actual time worked by certain employees and the amounts recorded on Markets’ time clock reports. On October 26, 2011, following a mediation, the Martinez Case was settled and the court approved the settlement in July 2012. The full settlement amount was recorded in our consolidated financial statements for the fiscal year ended September 25, 2011 and the recorded amount was paid on July 18, 2012.

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

JUNE 24, 2012

Item 1A.	RISK FACTORS

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2011, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the fiscal year ended September 25, 2011, as supplemented by our Form 10-Q for the thirteen and thirty-nine weeks ended June 24, 2012, with respect to the Risk Factors.

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

Date: August 7, 2012	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President, and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2012	/s/ David J. Harris
David J. Harris
Senior Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)