Form 10-K
period 2012-09-30
STATER BROS HOLDINGS INC
filed 2012-12-19
CIK 882829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2012

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

Number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of December 18, 2012 – Class A Common Stock – 33,179 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

STATER BROS. HOLDINGS INC.

FORM 10-K

PART I

Item 1.	Business

General

Stater Bros. Holdings Inc. (“Holdings” or the “Company”) through its wholly-owned subsidiary, Stater Bros. Markets (“Markets”), operates a chain of 167 supermarkets located throughout Southern California. We provide our customers with high quality grocery, health and general merchandise products at everyday low prices while providing the highest level of customer service. All of our stores have expanded selection of produce and full-service meat departments, 155 have service deli departments, 91 have bakery departments, 87 have full-service seafood departments and 27 have pharmacies. We believe our service departments, along with our high level of customer service, creates a shopping experience that maintains customer loyalty and distinguishes us from other supermarket chains. The legal entity for our in-store pharmacies is Super Rx, Inc. (“Super Rx”), a wholly-owned subsidiary of Markets. Stater Bros. Development, Inc. (“Development”), a wholly-owned subsidiary of the Company, is the general contractor for the construction of our new stores and for our store remodels.

Holdings was incorporated in Delaware in 1989 and has, through Markets and its predecessor companies, operated supermarkets in Southern California since 1936 when the first Stater Bros. Market opened in Yucaipa, California. As of September 30, 2012, the total square footage of our supermarkets is approximately 5.8 million square feet including approximately 4.1 million square feet of selling area. We have grown our business through construction of new stores and through strategic acquisitions.

We utilize a centralized Distribution Center that provides our supermarkets with approximately 77% of the merchandise we offer for sale. Our Distribution Center, located on the former Norton Air Force base in San Bernardino, California (“Norton”) encompasses approximately 2.4 million square feet and includes our corporate offices.

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

Ownership of the Company

La Cadena Investments (“La Cadena”), a California general partnership whose sole voting partner is the Jack H. Brown Revocable Trust (the “Trust”), holds all of our issued and outstanding capital stock. Mr. Jack H. Brown, the Chairman of the Board, President and Chief Executive Officer of Holdings, as Trustee of the Trust, is the Managing General Partner of La Cadena with the power to vote the shares of our capital stock held by La Cadena on all matters, including with respect to the election of our Board of Directors, and any other matters requiring shareholder approval.

Item 1.	Business (contd.)

Store Profile and Locations

Our supermarkets have well-established locations with fixed rent payments in most locations. In addition, we believe our existing supermarkets are well maintained and generally require capital expenditures only for customary maintenance. An average supermarket is approximately 35,000 square feet, while newly constructed supermarkets range from approximately 40,000 square feet to 46,000 square feet. Because of the close proximity of our Distribution Center to our store locations, we operate our supermarkets with minimal back-room storage space. Our supermarkets utilize an average of approximately 71% of total square feet as retail space. Generally, all of our supermarkets are similarly designed and stocked which allows our customers to easily find items in any of our supermarkets.

Substantially all of our 167 supermarkets are located in neighborhood shopping centers in well-populated residential areas. We endeavor to locate our supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.

We operated 167 supermarkets at September 30, 2012, September 25, 2011 and September 26, 2010.

Our supermarkets had approximately 5.8 million total square feet at September 30, 2012, September 25, 2011 and September 26, 2010.

Store Expansion and Remodeling

Our marketing area comprises the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. We expand our customer base through construction of new stores and by improving, remodeling and expanding existing stores. We intend to continue to expand our existing supermarket operations, where appropriate, by enlarging and remodeling existing supermarkets and constructing new supermarkets. We may also make strategic acquisitions of existing supermarkets as such opportunities arise.

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

We monitor sales and profitability of our operations on a store-by-store basis and remodel or replace stores in light of their performance and our assessment of their future potential. Approximately 25% of our supermarkets have been either newly constructed or remodeled within the last five years. The capital expenditure for a minor remodel ranges between $250,000 and $1,000,000 and typically includes new fixtures and may include a change in decor. The capital expenditure for a major remodel exceeds $1,000,000 and typically involves more extensive refurbishment of the store’s interior and may include the addition of one or more specialty service departments such as a service deli, bakery or full-service seafood. Expansions entail enlargement of the store building and typically include breaking through an exterior wall. The primary objective of a remodel or expansion is to improve the attractiveness of the supermarket, increase sales of higher margin product categories and, where feasible, to increase selling area.

Item 1.	Business (contd.)

Store Expansion and Remodeling (contd.)

The following table sets forth certain statistical information with respect to our supermarket openings, closings and remodels for the periods indicated.

	Fiscal Years Ended
	Sept. 28, 2008	Sept. 27, 2009	Sept. 26, 2010	Sept. 25, 2011	Sept. 30, 2012
Number of supermarkets:
Opened	1	3	—	—	—
Closed	—	(1)	—	—	—
Total at end of year	165	167	167	167	167
Minor remodel	3	3	2	2	6
Major remodel	10	9	4	1	—

In addition to the above information on our supermarket openings, closings and remodels, we have also had store replacements. In fiscal 2012, we closed two older stores, one in Lake Elsinore, California and the other in Hesperia, California and replaced them with two new larger stores. In fiscal 2011, we closed an older store in Grand Terrace, California and replaced it with a new larger store. In fiscal 2009, we replaced an older store in Ontario, California and replaced it with a new store in Chino, California. The older store in Ontario and the newer store in Chino was less than one mile from each other.

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

Our transportation fleet consists of modern well-maintained vehicles. As of September 30, 2012, we operated approximately 113 tractors, of which we owned three and leased the remaining 110 and we operated 491 trailers, all of which we owned.

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

Item 1.	Business (contd.)

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

Our collective bargaining agreement with the UFCW was renewed in October 2011 and expire in March 2014. Our Teamsters’ collective bargaining agreements were renewed in October 2010 and expire in September 2015.

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

Our competitors maintain market share through high levels of promotional activities and discount pricing, which creates a difficult environment in which to consistently increase year-over-year sales. We expect our competitors to continue to apply pricing and other competitive pressures as they expand the number of their stores in our market area and as they continue to take steps to both maintain and grow their customer counts.

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

Our marketing area in Southern California continues to be highly competitive and in flux. Our marketing area changes frequently as competitors open and close locations and introduce new pricing strategies. We anticipate continued competition from “big box” format retailers, our traditional supermarket format competitors and other smaller format competitors.

Our performance is affected by inflation and deflation. In recent periods, we have experienced increases in transportation costs and the cost of products we sell in our stores. Our costs fluctuate for increases and decreases in commodities such as fuel, plastic and other product categories. As inflation has increased expenses, we have recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time. However, the economic and competitive environment in Southern California continues to challenge us to become more cost efficient. The increase in the number of competitors and the number of competitive locations makes our ability to pass on cost increases through price increases difficult. Our future results of operations will depend upon our ability to adapt to the current economic environment as well as the current competitive conditions.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We own our corporate offices and Distribution Center located at Norton. The following schedule presents the square footage of our Distribution Center and corporate offices as of September 30, 2012.

Classification	Square Feet
Distribution	2,206,000
Administrative offices	176,000

Total	2,382,000

As of September 30, 2012, we owned 52 of our supermarkets and leased the remaining 115 supermarkets. We believe our supermarkets are well maintained and adequately meet the expectations of our customers. We operate 167 supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. The following schedule reflects our store count by size and county, and the number of stores that were either leased or owned by us as of September 30, 2012.

	No. of Stores			Total Square Feet
County	Total	Owned	Leased	Under 25,000	25,000- 29,999	30,000- 34,999	35,000- 40,000	Over 40,000
San Bernardino	52	15	37	5	14	5	14	14
Riverside	47	13	34	9	12	3	5	18
Orange	30	11	19	4	13	1	4	8
Los Angeles	25	8	17	3	7	1	3	11
San Diego	11	5	6	—	1	—	2	8
Kern	2	—	2	—	—	1	1	—

Total	167	52	115	21	47	11	29	59

The total square footage of our supermarkets, at September 30, 2012, is approximately 5.8 million square feet, of which approximately 4.1 million square feet is selling area.

Item 3.	Legal Proceedings

In the ordinary course of business, we are party to various legal actions which we believe are incidental to the operation of our business and the business of our subsidiaries. We record an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. We believe that the outcome of such legal proceedings to which we are currently a party will not have a material adverse effect upon our consolidated financial statements.

In May of 2011, Markets was served with an action filed in the Superior Court of the State of California for the County of Riverside (“Harold F. Lunsford et al. v. Stater Bros. Markets”) seeking individual and potential class action damages including associated penalties for Markets’ alleged failure to provide meal periods, rest periods or compensation in lieu thereof and alleged failure to pay certain wages for terminated employees. On January 26, 2012, following a mediation, this case was settled which settlement was approved by the court. The full settlement amount was recorded in our consolidated financial statements for fiscal 2012 and the full amount was paid subsequent to September 30, 2012.

Item 4.	Mine Safety Disclosures

None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

There is no established public trading market for Holdings’ common equity.

(b)	Holders

	Authorized	Outstanding
Common Stock	100,000	0
Class A Common Stock	100,000	33,179

La Cadena holds 33,179 shares, or 100% of Holdings’ outstanding Class A Common Stock.

(c)	Dividends

Dividends of $5.0 million were paid in both fiscal 2010 and 2011. Dividends of $20.0 million were paid in fiscal 2012.

As of September 30, 2012, we had the ability and right to pay restricted payments, including dividends, of up to $15.5 million.

Item 6.	Selected Financial Data

The following table sets forth historical financial data derived from the audited consolidated financial statements of Holdings as of and for the fiscal years ended September 28, 2008, September 27, 2009, September 26, 2010, September 25, 2011 and September 30, 2012. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Audited Consolidated Financial Statements and related notes thereto contained elsewhere herein. The information included in “Other Operating and Financial Data” and “Store Data” is unaudited.

	Fiscal Year Ended
	Sept. 28, (4) 2008	Sept. 27, (4) 2009	Sept. 26, (4) 2010	Sept. 25, (4) 2011	Sept. 30, (4) 2012
	(In thousands, except per share amounts)

Statement of Earnings Data:
Sales	$3,741,254	$3,766,040	$3,606,839	$3,693,306	$3,873,203
Cost of goods sold	2,743,074	2,764,004	2,636,891	2,702,414	2,833,595

Gross profit	998,180	1,002,036	969,948	990,892	1,039,608
Selling, general and administrative expenses	829,697	827,192	819,698	841,527	882,740
Gain on sale of dairy assets	—	—	(9,396)	—	—
Depreciation and amortization	52,987	53,536	50,822	48,413	46,503

Total operating expenses	882,684	880,728	861,124	889,940	929,243

Operating profit	115,496	121,308	108,824	100,952	110,365

Interest and other income, net	8,598	1,194	863	790	1,094
Interest expense	(57,464)	(68,252)	(68,516)	(55,521)	(47,882)
Interest expense related to purchase of debt	—	—	—	(1,775)	—

Income before income taxes	66,630	54,250	41,171	44,446	63,577
Income taxes	26,000	19,481	16,587	18,156	25,868

Net income	$40,630	$34,769	$24,584	$26,290	$37,709

Earnings per average common shares outstanding	$1,136.03	$989.10	$708.33	$770.79	$1,126.18

Item 6.	Selected Financial Data (contd.)

	Fiscal Year Ended
	Sept. 28,(4) 2008	Sept. 27,(4) 2009	Sept. 26,(4) 2010	Sept. 25,(4) 2011	Sept. 30,(4) 2012
	(In thousands, except per share amounts and store data)

Balance Sheet Data (end of fiscal year):
Working capital	$234,032	$274,353	$206,123	$200,029	$217,003
Total assets	1,276,227	1,314,735	1,322,787	1,232,767	1,208,322
Long-term debt, less current portion	810,000	810,000	677,750	642,577	633,521
Capital lease obligations, less current portion	5,104	3,768	2,206	1,099	1,186
Other long-term liabilities	113,100	144,228	152,272	162,865	164,837
Stockholder’s equity	40,506	63,755	73,133	80,764	82,622

Cash Flow Data:
Net cash provided by operating activities	57,466	122,410	87,101	91,821	86,963
Net cash provided by (used in) investing activities	(175,837)	(63,498)	55,326	(27,690)	(37,964)
Net cash used in financing activities	(14,230)	(1,149)	(14,336)	(153,352)	(64,983)

Other Operating and Financial Data:
Sales increases (decreases):
Total sales	1.8%	0.7%	(4.2)%	2.4%	4.9%
Like stores sales (comparable 52-weeks)(1)	2.5%	0.0%	(2.4)%	2.5%	3.0%
Operating profit	$115,496	$121,308	$108,824	$100,952	$110,365
Fixed charge coverage ratio(2)	1.61	1.58	1.44	1.53	1.84
Gross profit as a percentage of sales	26.68%	26.61%	26.89%	26.83%	26.84%
Selling, general and administrative expenses as a percentage of sales	22.18%	21.96%	22.72%	22.79%	22.79%

Store Data:(3)
Number of stores (at end of fiscal year)	165	167	167	167	167
Average sales per store (000’s)	$21,961	$21,945	$21,375	$21,912	$23,193
Average store size:
Total square feet	34,178	34,405	34,497	34,507	34,707
Selling square feet	24,237	24,340	24,386	24,454	24,514
Total square feet (at end of fiscal year) (000’s)	5,644	5,761	5,761	5,779	5,830
Total selling square feet (at end of fiscal year) (000’s)	4,001	4,072	4,072	4,084	4,117
Sales per average square foot	$643	$638	$620	$635	$668
Sales per average selling square foot	$906	$902	$877	$896	$946

(1)	We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year, we only use the current year’s weekly sales that correspond to the weeks the stores were open in our previous year. For replacement store sales, we include sales for the entire year for both the replaced and the replacement store. For stores that were closed during the year, we only include prior year sales that correspond to the week the stores were opened in the current year.

(footnotes continued on following page)

Item 6.	Selected Financial Data (contd.)

(2)	For the purpose of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and amortization of previously capitalized interest. Fixed charges consist of interest expense whether expensed or capitalized, amortization of debt issuance costs and such portion of rental expense as can be deemed by management to be representative of the interest factor in the particular case. Exhibit 12.1 included in this Form 10-K shows the calculation of the fixed charge coverage ratio.
(3)	Average sales per store, sales per total square feet and sales per selling square feet are calculated by prorating the number of stores, total square feet and selling square feet by the period of time the store was opened, for new stores, or the period of time the additional or expanded square footage was in service, for replaced or expanded stores.
(4)	Fiscal years 2008, 2009, 2010 and 2011 were 52-week years while fiscal 2012 was a 53-week year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations and cash flows are based upon our Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements requires the use of estimates and judgments on the part of management. We base our estimates on our historical experience combined with our understanding of current facts and circumstances. We believe that the following critical accounting policies are the most important to our financial statement presentation and require the most difficult, subjective and complex judgments on the part of management.

Self-Insurance Reserves

We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. The estimates used by us are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 5.00% for fiscal 2010, 4.50% for fiscal 2011 and 2.50% for fiscal 2012. The analysis of self-insurance liabilities is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. For fiscal 2012, if a rate of 1.50% was used to discount the reserves, the reserves for self-insurance would have been $2.0 million higher than the reserves calculated at a 2.50% discount rate. If a rate of 3.50% was used in fiscal 2012 to discount the reserves, the reserves for self-insurance would have been $1.9 million lower than the reserves calculated at a 2.50% discount rate.

Employee Benefit Plans

The determination of our obligation and expense for pension benefits is dependent, in part, on our selection of certain assumptions used by our actuaries in calculating these amounts. These assumptions are disclosed in “Note 6 – Retirement Plans” in the accompanying Notes to the Consolidated Financial Statements contained herein and include, among other things, the discount rate, the expected long-term rate of return on plan assets and the rate of compensation changes. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, affect recognized expense and the recorded obligation in such future periods. While we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in the assumptions may materially affect our pension obligations and expense for pension benefits.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Critical Accounting Policies (contd.)

Employee Benefit Plans (contd.)

For fiscal 2012, the discount rate used to calculate the net periodic pension cost was 4.50%. If the rate used to discount the net periodic pension cost was 3.50%, net periodic pension cost would have been $1.0 million higher than the cost calculated at a 4.50% discount rate. If the rate used to calculate the net periodic pension cost was 5.50%, net periodic pension cost would have been $0.9 million lower than the cost calculated at the 4.50% discount rate.

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

Ownership of the Company

La Cadena, a California general partnership whose sole voting partner is the Jack H. Brown Revocable Trust, holds all of our issued and outstanding capital stock. Mr. Jack H. Brown, the Chairman of the Board, President and Chief Executive Officer of Holdings, and as Trustee of the Trust, is the Managing General Partner of La Cadena with the power to vote the shares of our capital stock held by La Cadena on all matters, including with respect to the election of our Board of Directors, and any other matters requiring shareholder approval.

Executive Overview

Our fiscal 2012 year was a 53-week year while our fiscal 2011 and 2010 years were 52-week years. The additional week of sales affects our comparison to prior year. Our fiscal 2012 sales were 4.87% higher than fiscal 2011 of which 1.83% is due to the extra week in the fiscal year. After normalizing fiscal 2012 to a 52-week year, our sales grew by 3.04%. We were able to grow our sales due to favorable customer responses to our use of promotional dollars and by holding prices, to the extent possible, against inflation. In February 2012, we opened a replacement store in Lake Elsinore, California and in August 2012 we opened a replacement store in Hesperia, California both of which replaced existing and smaller supermarkets which were near the replacement stores.

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

On October 11, 2009, we sold substantially all of the assets of our dairy, operated by SBM Dairies, Inc. (“Dairies”), a wholly-owned subsidiary of Markets, to subsidiaries of Dean Foods for $88.0 million in cash and assumption of certain liabilities including substantially all of Dairies’ current liabilities, which included accounts payable. In the second quarter of fiscal 2010, the purchase price was adjusted upwards by approximately $1.5 million due to an adjustment for working capital. Dairies’ assets which were sold consisted primarily of accounts receivable, inventory and property and equipment. Also on October 11, 2009, we entered into the PPA with Dean Foods to purchase substantially all fluid milk products sold in our supermarkets from Dean Foods. The purchase prices under the PPA are deemed to approximate market pricing. We incurred approximately $3.8 million in fees related to the Dairy Transaction and recognized a gain, net of tax, of approximately $5.6 million. We retained responsibility for all workers’ compensation claims of Dairies’ employees for events occurring through the transaction date. As of October 11, 2009, we ceased all dairy manufacturing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations

Sales and Gross Profit (in thousands)

	Fiscal Year Ended			Change
	Sept. 26, 2010	Sept. 25, 2011	Sept. 30, 2012	2011 to 2010		2012 to 2011
				Dollar	%	Dollar	%

Sales	$3,606,839	$3,693,306	$3,873,203	$86,467	2.40%	$179,897	4.87%

Gross Profit	$969,948	$990,892	$1,039,608	$20,944	2.16%	$48,716	4.92%
as a % of sales	26.89%	26.83%	26.84%

Sales

Fiscal years 2010 and 2011 were 52-week years while fiscal year 2012 was a 53-week year. The additional week of fiscal 2012 added $67.8 million in sales or 1.83% of prior year sales. After normalizing fiscal 2012 to a 52-week year, sales grew $112.1 million or 3.04% over fiscal 2011 sales.

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

Like store sales, after normalizing fiscal 2012 to a 52-week year, increased $112.1 million or 3.04% in fiscal 2012 compared to fiscal 2011. We attribute the increase in like store sales to our marketing efforts which provided increased value to our customers. Like store sales in fiscal 2011 increased $90.0 million or 2.50% compared to fiscal 2010.

Gross Profit

Our gross profit, as a percentage of sales, in 2012 is comparable to our gross profit margins in fiscal 2011 and 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Operating Expenses and Income (in thousands)

	Fiscal Year Ended			Change
	Sept. 26, 2010	Sept. 25, 2011	Sept. 30, 2012	2011 to 2010		2012 to 2011
				Dollar	%	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$819,698	$841,527	$882,740	$21,829	2.66%	$41,213	4.90%
as a % of sales	22.72%	22.79%	22.79%

Gain on sale of assets	$(9,396)	$—	$—	9,396	(100.00)%	$—	—
as a % of sales	(0.26)%	—	—

Depreciation and amortization	$50,822	$48,413	$46,503	$(2,409)	(4.74)%	$(1,910)	(3.95)%
as a % of sales	1.41%	1.31%	1.20%

Operating profit	$108,824	$100,952	$110,365	$(7,872)	(7.23)%	$9,413	9.32%
as a % of sales	3.02%	2.73%	2.85%

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of sales, were 22.79% in both fiscal 2012 and 2011. We had contractual increases in union insurance of 0.34% and we had settlements of a lawsuit in fiscal 2012 and a lawsuit in fiscal 2011 related to class action labor claims (See Item 3 – Legal Proceedings for further discussion). These expenses were partially offset by reductions in transaction service costs and utility rates in fiscal 2012.

Selling, general and administrative expenses, as a percentage of sales, in fiscal 2011 compared to fiscal 2010 are comparable at 22.79% versus 22.72%, respectively. We had contractual increases in union insurance of 0.40%, as a percentage of sales, an increase in transaction service costs of 0.07%, as a percentage of sales and a settlement of a lawsuit related to a class action labor claim. These increases were partially offset by reductions in direct labor and other labor costs as well as reductions in our electric rates in fiscal 2011.

The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses was $1.2 million in each fiscal year 2012, 2011 and 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations (contd.)

Gain on Sale of Assets

The pretax gain from the Dairy Transaction in fiscal 2010 was approximately $9.4 million.

Depreciation and Amortization

Depreciation expense was $46.5 million, $48.4 million and $50.8 million in fiscal 2012, 2011 and 2010, respectively. The reduction in depreciation in the past two fiscal years is due to assets becoming fully depreciated and to lower capital expenditure levels than in previous years. Included in cost of goods sold is depreciation expense related to our warehousing and distribution activities of $11.1 million, $11.2 million and $11.3 million in fiscal years 2012, 2011 and 2010, respectively.

Interest Income

Interest income was $0.1 million, $0.7 million and $0.4 million in fiscal years 2012, 2011 and 2010, respectively.

Interest Expense

Interest expense amounted to $47.9 million, $55.5 million and $68.5 million for the 2012, 2011 and 2010 fiscal years, respectively. Included in interest expense for fiscal 2011 was an approximate $3.5 million write off of remaining deferred debt issuance costs when we early retired our $525 million 8.25% Senior Notes due 2012. In addition, in the first quarter of fiscal 2011, we reduced long-term debt by approximately $125.0 million and in the process exchanged $525.0 million of 8.125% Senior Notes with $255.0 million of 7.375% Senior Notes and a $145.0 Secured Term Loan. The reduction of outstanding balance and the lowering of our overall effective interest rates caused our interest expense to be lower in fiscal 2012 than in fiscal 2011. The reduction in interest expense in fiscal 2011 compared to fiscal 2010 is due to the reduction in long term debt of approximately $128.6 million and refinancing of the majority of our remaining outstanding debt at a lower overall interest rate. Interest capitalized during construction projects, which reduces interest expense, was $0.4 million in fiscal 2012 and $0.3 million in fiscal 2011. We had no significant capitalized interest in fiscal 2010.

Interest Related to Debt Purchase

During fiscal 2011, we paid a tender premium of approximately $1.8 million related to our tender offer to early redeem a significant portion of our then outstanding $525.0 million 8.125% Senior Notes.

Income Before Income Taxes

Income before income taxes amounted to $63.6 million, $44.4 million and $41.2 million in fiscal 2012, 2011 and 2010, respectively.

Income Taxes

Income taxes amounted to $25.9 million, $18.2 million and $16.6 million in fiscal 2012, 2011 and 2010, respectively. Our effective tax rate was 40.7%, 40.8% and 40.3% for fiscal years 2012, 2011 and 2010, respectively.

Net Income

Net income for fiscal 2012 amounted to $37.7 million, compared to $26.3 million in fiscal 2011 and $24.6 million in fiscal 2010.

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

As of September 30, 2012, we had $57.4 million of outstanding letters of credit and we had $42.6 million available under our credit facility.

We had no short-term borrowings outstanding as of September 30, 2012 and we did not incur any short-term borrowings during fiscal 2012.

Working capital amounted to $217.0 million at September 30, 2012 and $200.0 million at September 25, 2011. Our current ratios were 1.67:1 and 1.58:1 at September 30, 2012 and September 25, 2011, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Liquidity and Capital Resources (contd.)

Net cash provided by operating activities for fiscal 2012 was $87.0 million compared to $91.8 million for fiscal 2011 and $87.1 million for fiscal 2010.

In fiscal 2012, our accounts payable increased. This increase was due to normal timing of accounts payable payments. We made estimated tax payments in excess of our current year tax liability which created a tax receivable for fiscal 2012.

During fiscal 2012, we expended approximately $40.3 million in capital expenditures which included the remodel of certain previously purchased former Albertsons stores which we opened as replacement Stater Bros.’ stores in fiscal 2012.

In fiscal 2011, we increased inventory by $27.4 million compared to fiscal 2010. The increase in inventory was primarily due to our decision to increase inventory levels on non-perishable items in order to mitigate certain effects of inflation.

During fiscal 2011, we expended $44.3 million in capital expenditures which included the construction of a replacement store in Grand Terrace, California and the purchase of two former Albertsons stores which were subsequently remodeled and opened as replacement stores in fiscal 2012.

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

We believe that capital expenditures for fiscal 2013 will be approximately $55.2 million and we expect to finance the expenditures from cash on-hand and from cash from operating activities.

We believe that operating cash flows and current cash reserves will be sufficient to meet our identified operating needs and scheduled capital expenditures over the next twelve months. However, we may elect to fund some capital expenditures through capital leases, operating leases or debt financing. There can be no assurance that such debt and lease financing will be available to us in the future.

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

Loans under the Revolving Credit Facility may be prepaid at any time without penalty, subject to payment of any breakage and re-deployment costs in the case of loans based on the Eurodollar rate. We may reduce the commitments under the Revolving Credit Facility. We will be required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. Outstanding letters of credit under the Revolving Credit Facility are subject to a fee of 1.25% per annum on the face amount of such letters of credit, payable quarterly in arrears. We will be required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letters of credit issued under the letter of credit facility.

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

Credit Facility (contd.)

As of September 30, 2012, the Company and Markets were not in compliance with a non-financial covenant; however, the Company and Markets were in compliance with all restrictive financial covenants under the Credit Facility. Subsequent to September 30, 2012, the Credit Facility was amended for the non-financial covenant and the Company and Markets were in compliance with the amended covenant.

As of September 30, 2012 we had $57.4 million of outstanding letters of credit and we had $42.6 million available under our credit facility.

We had no borrowings outstanding under the Revolving Credit Facility as of September 30, 2012 and we did not incur any borrowings under the Revolving Credit Facility during fiscal September 30, 2012.

As of September 30, 2012, we had $0.5 million of additional mandatory principal payments from excess cash flow as calculated under our Term Loan which is payable in our second quarter of fiscal 2013 and we have included this amount in “Current portion of long-term debt” in our consolidated balance sheets in the accompanying Consolidated Financial Statements contained herein.

The Credit Facility will cease to be available and will be payable in full in November 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Tabular Disclosure of Contractual Cash Obligations

The following table sets forth our contractual cash obligations and commercial commitments as of September 30, 2012.

	Contractual Cash Obligations (In thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term Loan due November 2014 (1)
Principal	$104,940	$11,419	$93,521	$—	$—
Interest	8,065	3,689	4,376	—	—

	113,005	15,108	97,897	—	—
7.75% Senior Notes due April 2015
Principal	285,000	—	285,000	—	—
Interest	66,263	22,088	44,175	—	—

	351,263	22,088	329,175	—	—
7.375% Senior Notes due November 2018
Principal	255,000	—	—	—	255,000
Interest	122,241	18,806	37,613	37,613	28,209

	377,241	18,806	37,613	37,613	283,209
Capital lease obligations (2)
Principal	2,428	1,242	1,152	34	—
Interest	293	218	74	1	—

	2,721	1,460	1,226	35	—

Post retirement benefit obligation (3)	7,555	7,555	N/A	N/A	N/A

Operating leases (2)	335,719	40,275	67,314	53,774	174,356

Total contractual cash obligations	$1,187,504	$105,292	$533,225	$91,422	$457,565

	Other Commercial Commitments (In thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby letters of credit (4)	$57,358	$57,358	$—	$—	$—

Total other commercial commitments	$57,358	$57,358	$—	$—	$—

(1)	As of September 30, 2012, interest on our Term Loan is based on the Eurodollar Rate plus 2.500% and consisted of a ninety day rate of 2.969% on approximately $1.8 million and a twelve month rate of 3.627% on approximately $103.1 million. For purposes of contractual cash obligations shown here, we have assumed the ninety day and twelve month interest rates as of September 30, 2012 for the respective assumed short-term and long-term portions of our Term Loan.
(2)	We lease the majority of our retail stores. We have subleased our former headquarters buildings and certain former distribution facilities located in Colton, California under an initial 15 year term for an amount equal to our lease payments. For purposes of contractual cash obligation shown here, minimum lease payments on this lease are shown without sub-lease offset. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from 3 to 55 years and substantially all leases provide for renewal options.
(3)	As of September 30, 2012, we have unfunded pension and other post retirement obligations of $46.3 million under our Retired Benefit Pension Plan and our Early Retiree Medical Reimbursement Plan. Since we cannot determine the specific periods in which the obligations will be funded, the table above reflects no amounts related to these obligations except for the amount of $7.6 million which we expect to contribute to the plan during the next twelve months.
(4)	Standby letters of credit are committed as security for workers’ compensation. Outstanding letters of credit expire between December 2012 and October 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Labor Relations

The UFCW’s collective bargaining agreement was renewed in October 2011 and expire in March 2014. The Teamsters’ collective bargaining agreements were renewed in October 2010 and expire in September 2015.

We value our employees and believe our relationship with them is good and that employee loyalty and enthusiasm are key elements of our operating performance.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than stand-by letters of credit, as discussed under the caption “Liquidity and Capital Resources” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and operating leases as disclosed in “Note 4 – Leases” in the Notes to the Consolidated Financial Statements contained herein, that would have or are reasonably likely to have material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We are subject to interest rate risk on our fixed interest rate debt obligations. Our fixed rate debt obligations are comprised of our Term Loan (once 90 day and annual rates are chosen), our 7.75% Senior Notes due April 2015, our 7.375% Senior Notes due November 2018 (“Notes”) and our capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. While interest rate changes will impact the market value risk of our Notes, such changes in the market value of our Notes do not affect our earnings or cash flows. Our earnings and our cash flows may be affected to the extent the interest rate on our Term Loan changes at each interest rate renewal period. We have not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk.

	Expected Year of Maturity
	(In thousands)
	2013	2014	2015	2016	2017	Thereafter
Long-term debt and capital lease obligations	$12,661	$15,272	$364,401	$34	$—	$255,000

Average interest rate	6.97%	7.02%	7.38%	7.37%	7.37%	7.37%

Item 8.	Financial Statements and Supplementary Data

Information called for by this item is set forth in our Consolidated Financial Statements and supplementary data contained in this report. Specific financial statements and supplementary data can be found on the pages listed in the following index.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the costs and benefits of such controls and procedures. Based on this evaluation by our Chief Executive Officer and our Chief Financial Officer, we concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Controls Over Financial Reporting

During the fourth quarter ended September 30, 2012, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2012.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the named executive officers and directors of Holdings, their ages and principal occupations for at least the past five years. Directors of Holdings each serve for a term of one year, or until their successors are elected. The officers serve at the discretion of the Board of Directors of Holdings.

Name	Age	Position

Jack H. Brown	74	Chairman of the Board, President and Chief Executive Officer

David J. Harris	54	Senior Vice President Finance and Chief Financial Officer

James W. Lee	61	President and Chief Operating Officer of Markets

Dennis L. McIntyre	52	Executive Vice President of Marketing of Markets

George A. Frahm	59	Executive Vice President of Retail Operations and Administration of Markets

Phillip J. Smith	65	Vice Chairman of the Board of Directors

Bruce D. Varner	76	Director and Secretary

Thomas W. Field, Jr.	79	Director

Ronald G. Skipper	72	Director

Background of Directors and Executive Officers

Jack H. Brown has been President and Chief Executive Officer of Holdings or its predecessor companies since June 1981 and Chairman of the Board since 1986. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly-owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 59 years. Mr. Brown’s Trust is the sole owner of La Cadena.

David J. Harris was promoted to Senior Vice President Finance and Chief Financial Officer and Principal Accounting Officer in June 2012. He was Senior Vice President Finance from June 2011 to June 2012. Mr. Harris joined Markets in 2009 as Vice President Finance. Prior to joining Markets, Mr. Harris was a partner with a regional public accounting firm in Redlands, California from January 2005 to June 2009. Mr. Harris spent 20 years with Ernst & Young LLP and was a partner in the firm from 1998 to 2004. He is a member of the California State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

James W. Lee joined Markets in August 2002 as Group Senior Vice President of Retail Operations and was promoted to Executive Vice President of Retail Operations and Administration in January 2006. Mr. Lee was promoted to President and Chief Operating Officer of Markets effective September 30, 2006. Mr. Lee has over 38 years experience in the supermarket industry. Prior to joining Markets, Mr. Lee was employed with Wild Oats Markets, Inc. between 1997 and 2001 as Chief Operating Officer. Mr. Lee was employed in various operating capacities, including Vice President, Retail, with Ralphs Grocery Company, a division of Kroger Co., from 1972 until 1996.

Item 10.	Directors, Executive Officers and Corporate Governance (contd.)

Background of Directors and Executive Officers (contd.)

Dennis L. McIntyre has been Executive Vice President of Marketing of Markets since December 2007. Mr. McIntyre has served Markets for 35 years in various capacities including Courtesy Clerk, Assistant Manager, Buyer, Assistant Vice President of Marketing from 1994 until 1999, Vice President of Marketing from 1999 to 2000, Senior Vice President of Marketing from 2000 to 2002 and Group Senior Vice President of Marketing of Markets from 2002 to 2007.

George A. Frahm has been Executive Vice President of Retail Operations and Administration of Markets since December 2007. Mr. Frahm has served Markets for 36 years in various capacities including Courtesy Clerk and progressed through a range of retail store and district supervision positions. Mr. Frahm was Vice President of Labor Relations from 1996 until 2001, Senior Vice President of Administration from 2001 to March 2006, Group Senior Vice President of Administration from March 2006 to September 2006 and Group Senior Vice President of Retail Operations and Administration of Markets from 2006 to 2007.

Phillip J. Smith retired from Stater Bros. Markets effective June 14, 2012 and was appointed Vice Chairman of the Board of Directors effective June 15, 2012. Mr. Smith was promoted to Executive Vice President and Chief Financial Officer in February 2006. He was Senior Vice President and Chief Financial Officer from November 2000 to February 2006 and was Vice President and Controller of Markets from April 1998 until November 2000. Mr. Smith joined Markets in 1987 as Controller. Mr. Smith has approximately 37 years experience in the supermarket industry. Prior to joining Markets, Mr. Smith was employed by Market Basket Foodstores as Vice President and Chief Financial Officer from 1985 to 1987. From 1975 until 1985, Mr. Smith was employed by various divisions of Cullum Companies, Inc., a publicly held corporation, in various financial capacities.

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

Thomas W. Field, Jr. was previously Vice Chairman of the Board of Directors of Holdings from May 1998 to June 2012 and has been a Director of Holdings since 1994. Mr. Field has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field was President of American Stores Company from 1981 to 1984 and was President of Alpha Beta Company from 1976 to 1984. Mr. Field was a Director of American Stores Company from 1979 to 1984. Mr. Field is a nationally recognized and highly regarded supermarket executive and he served as a director of the Campbell Soup Company. Mr. Field has held various positions in the Supermarket Industry for over 52 years.

Ronald G. Skipper has been a Director of Holdings since April 2007. Mr. Skipper is an attorney and has practiced law for over 44 years in San Bernardino, California where he has resided for over 59 years. Mr. Skipper specializes in litigation matters. Mr. Skipper serves as a Director for Pacific Premier Bank and has been its Chairman of the Board for the past twelve years.

Director Compensation

Annual compensation for non-employee Directors is comprised of an annual retainer and meeting fees.

Annual Board Retainer

Directors receive an annual cash retainer of $75,000 per year.

Meeting Fees

Directors receive a fee of $750 for attending each Board meeting and an additional fee of $750 per committee meeting attended.

Item 10.	Directors, Executive Officers and Corporate Governance (contd.)

Director Compensation For fiscal Year 2012

Name	Director Fees	Meeting Fees	Total

Phillip J. Smith	$3,125	$750	$3,875

Thomas W. Field, Jr.	$68,750	$4,750	$73,500

Bruce D. Varner	$68,750	$4,750	$73,500

Ronald G. Skipper	$68,750	$4,750	$73,500

Jack H. Brown, our Chairman and Chief Executive Officer, is not included in this table because he is an employee of the Company. Mr. Brown’s compensation is shown in the Summary Compensation Table under Item 11 “Executive Compensation.”

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee of the Board of Directors has the primary responsibility for establishing the compensation paid to our executive officers, including the named executive officers identified in the Summary Compensation table below. This includes base salary, bonus awards, employment agreements, deferred compensation and all other compensation. The Compensation Committee is comprised of Thomas W. Field, Jr., Phillip J. Smith and Bruce D. Varner.

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

Bonus

Our executive compensation program includes an annual non-equity incentive cash bonus designed to reward the named executive officers for individual performance and for our overall success. These amounts are recommended subjectively by the Compensation Committee based on the criteria outlined above. No annual bonuses were paid to the named executive officers for fiscal 2010, 2011 and 2012.

Deferred Compensation

We maintain a deferred compensation plan to provide additional retention incentives to certain employees of Markets whose performance is considered especially critical to our business. Units in the deferred compensation plan may be granted to a new class of employees, to promoted employees or as additional incentive to existing plan participants. All units have a stated value of $20, and appreciate as described below. Newly granted units vest over 5 years. With the exception of Mr. Brown, all of the named executive officers have been granted units in the deferred compensation plan. Units of the deferred compensation plan can only be redeemed when a participant reaches normal retirement age, becomes permanently totally disabled or to the beneficiary upon the death of the recipient. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of Holdings; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as we may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. In the event of a change in control, units of the deferred compensation plan will become fully vested and can be redeemed. During the participant’s employment, the value of the units increase or decrease in accordance with our net profits. Units for fully vested participants who separate from the Company prior to normal retirement age appreciate at the 12-month Treasury Average rate and can be redeemed when the participant reaches normal retirement age. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will be forfeited and no payment will be made. During fiscal 2012, the units in this plan appreciated by 23.2% of stated value. The units for the above named executives increased by a total of $1.1 million.

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

Compensation Discussion and Analysis (contd.)

Other Benefits

Our group health, dental, vision and life insurance plans are available to non-union eligible full-time and part-time employees. These plans do not discriminate in favor of the named executive officers. Non-employee Directors of our Board of Directors do not participate in these plans, except for Mr. Smith who participates in our Medical Plan.

Employment and Severance Agreements

In June of 2000, Markets entered into Employment Agreements (“Agreements”) with Messrs. Brown, McIntyre and Frahm. In August of 2002, a similar agreement was entered into with Mr. Lee. In December of 2012, a similar agreement was entered into with Mr. Harris. Under each of the Agreements, the employee is employed to serve as an officer of Markets and with certain exceptions the Agreements prohibit the employee from employment in any other business except for a parent or subsidiary of Markets. Mr. Brown’s Agreement has an original term of five (5) years which is automatically renewed on July 1 of each year for a five (5) year term. Mr. McIntyre’s, Mr. Lee’s, Mr. Frahm’s and Mr. Harris’ Agreements have terms of three (3) years, unless sooner terminated. Each Agreement provides for annual base compensation at the employee’s current level with annual increases plus employee benefits and incentive bonus calculated in accordance with a formula based on Market’s earnings. Each of the Agreements may be terminated by Markets with cause and by either party without cause upon ninety (90) days written notice with the exception of Mr. Brown’s. Mr. Brown’s agreement requires one hundred eighty (180) days written notice. If the employment is terminated without cause, the employee’s compensation continues through the expiration of the term of the Agreement then in effect, except in the event of termination by Mr. Brown or by the Board of Directors with the consent of Mr. Brown. If the named executive officer is terminated as a result of a change of control, he is entitled to receive all salary, bonuses and benefits provided under his Agreement for the original term.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed the analysis with management. Based on its review and discussions with management, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

Item 11.	Executive Compensation (contd.)

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Bonus (1)	Change in Pension Value and Non-qual. Def. Comp Earnings (2)	All Other Compensation (3)	Total
Jack H. Brown Chairman, President and Chief Executive Officer	2012	$2,016,414	$—	$191,201	$70,000	$2,277,615
	2011	$1,901,232	$—	$34,752	$51,000	$1,986,984
	2010	$1,901,527	$—	$100,987	$52,000	$2,054,514

Phillip J. Smith Executive Vice President Finance and Chief Financial Officer	2012	$293,335	$—	$512,765	$—	$806,100
	2011	$356,401	$—	$899,377	$—	$1,255,778
	2010	$356,848	$—	$803,950	$—	$1,160,798

David J. Harris Senior Vice President Finance and Chief Financial Officer	2012	$290,950	$—	$110,099	$—	$401,049
	2011	$—	$—	$—	$—	$—
	2010	$—	$—	$—	$—	$—

James W. Lee President and Chief Operating Officer of Markets	2012	$435,268	$—	$485,628	$—	$920,896
	2011	$406,732	$—	$630,484	$—	$1,037,216
	2010	$406,178	$—	$539,962	$—	$946,140

Dennis L. McIntyre Executive Vice President of Marketing of Markets	2012	$380,270	$—	$508,671	$—	$888,941
	2011	$357,879	$—	$520,196	$—	$878,075
	2010	$358,172	$—	$429,100	$—	$787,272

George A. Frahm Executive Vice President of Retail Operations and Administration of Markets	2012	$323,819	$—	$413,719	$—	$737,538
	2011	$302,792	$—	$460,419	$—	$763,211
	2010	$302,568	$—	$375,318	$—	$677,886

(1)	There were no annual bonuses paid to the named executive officers for the fiscal years 2012, 2011 and 2010.
(2)	The amount shown represents the change in pension value and change in nonqualified deferred compensation during fiscal years 2012, 2011 and 2010, respectively.
(3)	The value of perquisites and other benefits is only included here if the aggregate amounts of such compensation for a named executive officer is greater than $10,000. Mr. Brown is a Director of Holdings and amounts shown are the Director fees paid of $70,000, $51,000 and $52,000 in fiscal 2012, 2011 and 2010, respectively.

Item 11.	Executive Compensation (contd.)

PENSION BENEFITS AT SEPTEMBER 30, 2012

Name	Plan Name	Number of Years of Credited Service	Present Value of Accum Benefit	Payments During Last Fiscal Year

Jack H. Brown Chairman, President and Chief Executive Officer	Pension Plan for Salaried Employees	31	$1,692,405	$129,748

David J. Harris Senior Vice President Finance and Chief Financial Officer	Pension Plan for Salaried Employees	2	$75,465	$—

James W. Lee President and Chief Operating Officer of Markets	Pension Plan for Salaried Employees	10	$416,543	$—

Dennis L. McIntyre Executive Vice President of Marketing of Markets	Pension Plan for Salaried Employees	35	$520,983	$—

George A. Frahm Executive Vice President of Retail Operations and Administration of Markets	Pension Plan for Salaried Employees	36	$718,761	$—

Item 11.	Executive Compensation (contd.)

NONQUALIFIED DEFERRED COMPENSATION FOR FY 2012

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY	Aggregate Withdrawals /Distributions (2)	Aggregate Balance at Last FYE (3)
Jack H. Brown Chairman, President and Chief Executive Officer	$—	$—	$—	$—	$—

David J. Harris Senior Vice President Finance and Chief Financial Officer	$—	$65,694	$—	$—	$429,564

James W. Lee President and Chief Operating Officer of Markets	$—	$388,609	$—	$250,000	$5,199,641

Dennis L. McIntyre Executive Vice President of Marketing of Markets	$—	$380,327	$—	$250,000	$4,522,150

George A. Frahm Executive Vice President of Retail Operations and Administration of Markets	$—	$269,279	$—	$150,000	$3,225,863

(1)	These amounts represent the Company’s contribution in fiscal year 2012 to the named executive officer’s deferred compensation. This includes 20% vesting for units awarded prior to fiscal year 2012 to Mr. Lee, Mr. Harris, Mr. McIntyre and Mr. Frahm and appreciation of 23.2% for all units.
(2)	These amounts represent the one-time withdrawals of half the stated value of some of the vested units in the deferred compensation plan. The stated value of each unit is $20.
(3)	The aggregate balance represents each named executive officer’s deferred compensation balance as of September 30, 2012. This balance represents the vested portion of all units plus appreciation, less any withdrawals.

Item 11.	Executive Compensation (contd.)

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

	TERMINATION	CHANGE IN CONTROL
Name & Principal Position	Severance Pay (1)	Salary & Bonus (2)	Deferred Compensation (3)	Health & Welfare (4)	Total

Jack H. Brown Chairman, President and Chief Executive Officer	$465,326	$12,310,409	$—	$60,840	$12,371,249

David J. Harris Senior Vice President Finance and Chief Financial Officer	$67,142	$963,045	$429,564	$36,504	$1,429,113

James W. Lee President and Chief Operating Officer of Markets	$100,446	$1,440,737	$5,331,641	$36,504	$6,808,882

Dennis L. McIntyre Executive Vice President of Marketing of Markets	$87,755	$1,258,694	$4,779,150	$57,287	$6,095,131

George A. Frahm Executive Vice President of Retail Operations and Administration of Markets	$74,727	$1,071,841	$3,464,863	$36,504	$4,573,208

(1)	Termination of employment by Mr. Brown or by the Board of Directors with the consent of Mr. Brown entitles named executive officers to two weeks of severance pay for every year of service to Markets, up to a maximum of twelve weeks. Severance Pay outlined above represents 12 weeks of pay for Messrs. Brown, Harris, Lee, McIntyre and Frahm.
(2)	In accordance with each named executive officer’s employment and severance agreements, the salary and bonus payable with a change in control represents the sum of five times the base salary and five times the incentive bonus for Mr. Brown and the sum of three times the base salary and three times the incentive bonus for Messrs. Harris, Lee, McIntyre and Frahm with an estimated increase of 10% per year.
(3)	At a change in control, the named executive officer is entitled to the full vested value and appreciation of all deferred compensation, less any withdrawals. The amounts above reflect values as of September 30, 2012.
(4)	Represents continued group health benefits (medical, dental and vision) for the executives and current dependents for a period of up to 5 years for Mr. Brown and 3 years for Messrs. Harris, Lee, McIntyre and Frahm.

Item 11.	Executive Compensation (contd.)

Stock Options and SARs

None

Pension Plan

Our Pension Plan for Salaried Employees (the “Pension Plan”) is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including Directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee’s compensation for each year up to the social security wage base, plus 2.15 percent of the employee’s compensation for each year in excess of the social security wage base. The named executive officers have the following years of credited service under the Pension Plan as of September 30, 2012: Jack H. Brown – 31 years, David J. Harris – 2 years, James W. Lee – 10 years, Dennis L. McIntyre – 35 years and George A. Frahm – 36 years.

The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with Markets. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 2012 retirees with ten or more years of service at retirement is $200,000. The maximum annual compensation that may be considered for 2012 retirees is $250,000.

Pension Plan Table

	Years of Service
Remuneration	15	20	25	30	35
$50,000	$5,625	$7,500	$9,375	$11,250	$13,125
75,000	9,446	12,594	15,743	18,891	22,040
100,000	17,508	23,344	29,180	35,016	40,852
125,000	25,571	34,094	42,618	51,141	59,665
150,000	33,633	44,844	56,055	67,266	78,477
175,000	41,696	55,594	69,493	83,391	97,290
200,000	49,758	66,344	82,930	99,516	116,102
225,000	57,821	77,094	96,368	115,641	134,915
250,000	65,883	87,844	109,805	131,766	153,727

Employment Agreements

Markets has employment agreements with Messrs. Brown, Lee, Harris, McIntyre and Frahm as described previously. In addition, Markets has entered into employment contracts with 18 additional key members of Management. Mr. Brown has the right to terminate any member of management.

Markets’ severance policies generally provide for two weeks of severance pay to full-time, non-bargaining unit employees for every year of service to Markets, up to a maximum of twelve weeks.

Item 11.	Executive Compensation (contd.)

Deferred Compensation Plan

We maintain a deferred compensation plan to provide additional incentive compensation to certain employees of Markets whose performance is considered especially critical to our business. Under the plan, grants may be made by the Compensation Committee and Board of Directors to persons recommended by the Chairman of the Board or Chief Executive Officer. Mr. Brown is not eligible to receive awards. Awards under the plan are for units that have an assigned value. The value of the units awarded under the plan will increase or decrease in accordance with net profits of Holdings. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of Holdings; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as we may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. Awards under the plan vest after five years, except that upon a participant’s retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will be forfeited and no payment will be made.

Payments pursuant to units awarded under the plan are based upon the value of a unit at the last fiscal month-end date prior to the date of retirement, permanent total disability or death, except that if such date occurs within two years of the grant the amount of payment, per unit, is limited to the appreciated value of the units during the period plus the amount vested to that date. Upon a change of control, the payment on all units is equal to the full value of the units. The stated value of each unit is $20. As of September 25, 2011 and September 30, 2012, there were 971,600 and 948,600 units outstanding, respectively.

Board of Directors

The Board had two standing committees during fiscal 2012.

The Audit Committee appoints or removes Holdings’ independent auditors, reviews the scope and results of the independent audit of Holdings, reviews audit fees and reviews changes in accounting policies that have a significant effect on Holdings’ financial statements. The Audit Committee members are Mr. Field, Mr. Skipper, Mr. Smith and Mr. Varner. Mr. Field is the Chairperson of the Audit Committee and is the Audit Committee’s Financial Expert and is an independent member of the Board.

The Compensation Committee approves compensation and annual performance bonuses paid to the Chief Executive Officer and our Senior Management. The Compensation Committee members are Mr. Field, Mr. Smith and Mr. Varner. Mr. Varner is the Chairperson of the Compensation Committee.

Code of Ethics

We have adopted a Financial Code of Ethics which has been signed by the CEO, CFO, Controllers and other key personnel. A copy of the Code of Ethics was provided as an exhibit to the Registration Statement S-4 dated July 24, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 18, 2012, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by (a) each person known by Holdings to beneficially own more than 5% of such stock, (b) each Director of Holdings, (c) each of the named executive officers, and (d) all Directors and named executive officers of Holdings as a group:

Name and Address of Beneficial Owner	Shares of Class A Common Stock Beneficially Owned	Percentage of Class A Common Stock Outstanding
La Cadena(1)	33,179	100%
Jack H. Brown(1)(2)	33,179	100%
David J. Harris(2)	—	—
James W. Lee(2)	—	—
Dennis L. McIntyre(2)	—	—
George A. Frahm(2)	—	—
Phillip J. Smith(2)
Thomas W. Field, Jr.(2)	—	—
Bruce D. Varner(2)	—	—
Ronald G. Skipper(2)	—	—
All Directors and executive officers as a group (9 persons)(1)	33,179	100%

(1)

The 33,179 outstanding shares of Holdings’ Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partners of La Cadena. The sole equity partner of La Cadena is The Jack H. Brown Revocable Trust. Mr. Brown’s Trust has the sole voting interest and Mr. Brown, as Trustee of the Trust, is the Managing General Partner of La Cadena with the power to vote the shares of Holdings owned by La Cadena on all matters. The address of La Cadena is 3750 University Avenue, Suite 610, Riverside, California 92501.

(2)	The address of Messrs. Brown, Harris, Lee, McIntyre, Frahm, Smith, Field, Varner and Skipper is c/o Stater Bros. at 301 S. Tippecanoe Avenue, San Bernardino, California 92408.

Change of Control Arrangements

None

Item 13.	Certain Relationships and Related Transactions and Director Independence

Mr. Bruce D. Varner and the law firm of Varner & Brandt LLP, of which Mr. Varner is the Senior Partner, have performed legal services in the past for Holdings and its subsidiaries. The total cost of such legal services incurred by us was $2.4 million, $2.5 million and $1.7 million in fiscal 2010, 2011 and 2012, respectively. In addition, Mr. Varner was paid Director fees of $54,000 in fiscal year 2010, $53,000 in fiscal 2011 and $74,000 in fiscal 2012. We believe that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner & Brandt LLP were at least as fair to us as could have been obtained from unaffiliated law firms. We expect such services to continue in the future.

Mr. Phillip J. Smith has a consulting agreement with us to provide certain financial consulting services to us and perform other services as requested from time to time by Mr. Brown. During fiscal 2012, Mr. Smith was paid $36,000 for such services.

In both fiscal 2010 and 2011, we paid a $5.0 million dividend to La Cadena. In fiscal 2012, we paid dividends totaling $20.0 million to La Cadena.

The 33,179 outstanding shares of Holdings’ Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partner of La Cadena. The sole partner of La Cadena is The Jack H. Brown Revocable Trust. Mr. Brown’s Trust has the sole interest and Mr. Brown, as Trustee of the Trust, is the Managing General Partner of La Cadena with the power to vote the shares of Holdings owned by La Cadena on all matters.

Item 14.	Principal Accounting Fees and Services

Audit Fees

Deloitte and Touche LLP fees for audit services aggregated $649,000 in fiscal 2012, Ernst & Young LLP fees for audit services aggregated $47,000 in fiscal 2012 and $928,000 in fiscal 2011, for services associated with the annual audit of Holdings and Markets and reviews of Holdings quarterly reports on Form 10-Q.

Audit Related Fees

Deloitte and Touche LLP billed us in aggregate $2,000 in fiscal 2012 for online subscriptions. Ernst & Young LLP billed us in aggregate $2,000 in fiscal 2011 for online subscriptions

Tax Fees

Deloitte and Touche LLP billed us in aggregate $2,000 in fiscal 2012 and Ernst & Young LLP billed us in aggregate $35,700 in fiscal 2012 and $34,000 in fiscal 2011 for tax compliance, tax advice and tax planning services.

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

(3)	Exhibits

Exhibits as required by Item 15(c) are as follows:

EXHIBIT NO.		DESCRIPTION

3.1	(1)	Certificate of Incorporation of Stater Bros. Holdings Inc.

3.2	(1)	By-Laws of Stater Bros. Holdings Inc.

3.3	(1)	Articles of Incorporation of Stater Bros. Markets

3.4	(1)	By-Laws of Stater Bros. Markets

3.5	(1)	Articles of Incorporation of Stater Bros. Development, Inc.

3.6	(1)	By-Laws of Stater Bros. Development, Inc.

3.7	(1)	Articles of Incorporation of Santee Dairies, Inc

3.8	(1)	By-Laws of Santee Dairies, Inc.

3.9	(2)	Articles of Incorporation of Super Rx, Inc.

3.10	(2)	By-Laws of Super Rx, Inc.

4.1	(1)	Indenture dated as of June 17, 2004 among Stater Bros. Holdings Inc. as Issuer, Stater Bros. Markets, Stater Bros. Development, Inc. and Santee Dairies Inc., as Guarantors, and The Bank of New York, as Trustee

4.2	(1)	Specimen Form of Fixed Rate Global Note

4.3	(3)	Supplemental Indenture dated as of April 16, 2007 among Stater Bros. Holdings Inc., Stater Bros. Markets, Santee Dairies, Inc., Stater Bros. Development, Inc., Super Rx, Inc. and The Bank of New York Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee

4.4	(4)	Indenture dated as of April 18, 2007, between Stater Bros. Holdings Inc., Stater Bros. Markets, Stater Bros. Development Inc., Super Rx, Inc., Santee Dairies, Inc. and The Bank of New York Trust Company, N.A.

Item 15.	Exhibits and Financial Statement Schedules (contd.)

(a)(3)	Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION

4.5	(4)	Registration Rights Agreement, dated as of April 18, 2007, between Stater Bros. Holdings Inc., Stater Bros. Markets, Stater Bros. Development, Inc., Super Rx, Inc., Santee Dairies, Inc. and Banc of America Securities LLC

4.6	(4)	Restricted 144A Global Note

4.7	(4)	Restricted Temporary Regulations S Global Note

4.8	(12)	Indenture dated as of November 29, 2010, between Stater Bros. Holdings Inc., Stater Bros. Markets, Stater Bros. Development, Inc., Super Rx, Inc and SBM Dairies, Inc. and the Bank of New York Mellon Trust Company, N.A., the Trustee.

4.9	(12)	Second Supplemental Indenture dated November 26, 2010 between Stater Bros. Holdings Inc. and the Bank of New York Mellon Trust Company, N.A., Trustee.

5.1	(11)	Opinion of Gibson, Dunn & Crutcher LLP

10.1	(5)	Amended and restated Sublease Agreement dated June 1, 1983, between Wren Leasing Corp., as Lessor, and Stater Bros. Markets, as Lessee

10.2	(6)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Jack H. Brown

10.3	(8)	Employment contract dated June 1, 2000 by and between Stater Bros. Markets and Dennis L. McIntyre

10.4	(8)	Employment contract dated August 1, 2002 by and between Stater Bros. Markets and James W. Lee

10.5	(11)	Employment contract dated May 16, 2000 by and between Stater Bros. Markets and George A. Frahm

10.6	(11)	Amendment to employment contract dated July 1, 2000 by and between Stater Bros. Markets and George A. Frahm

10.7	(9)	Owner Participation Agreement, dated as of April 14, 2004 between Stater Bros. Markets and the Inland Valley Development Agency

10.8	(9)	Development Parcel Disposition Agreement, dated as of June 16, 2004 between Stater Bros. Markets and Hillwood/San Bernardino, LLC

10.9	(10)	Amendment No. 1 to Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated September 30, 2005

10.10	(4)	Second Amended and Restated Credit Agreement, dated as of April 16, 2007, by and among Stater Bros. Markets, Stater Bros. Holdings Inc., and Bank of America, N.A.

10.11	(4)	Second Amended and Restated Business Loan Agreement (Receivables) dated as of April 16, 2007, by and among Santee Dairies, Inc., as Borrower, Bank of America, N.A., as Lender, and Stater Bros. Markets, as guarantor.

10.12	(11)	Subsidiary Guaranty entered into as of April 16, 2007 by Stater Bros. Holdings Inc., Stater Bros. Development, Inc., Santee Dairies, Inc. and Super Rx, Inc.

10.13	(11)	Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated December 18, 2002

Item 15.	Exhibits and Financial Statement Schedules (contd.)

(a)(3)	Exhibits (contd.)

EXHIBIT NO.		DESCRIPTION

10.14	(11)	Amendment No. 2 to amended and restated Stater Bros. Holdings Inc. Phantom Stock Plan dated May 15, 2006

10.15	(12)	Registration Rights Agreement dated as of November 29, 2010, among Stater Bros. Holdings Inc., Stater Bros. Markets, Stater Bros. Development, Inc., SBM Dairies, Inc., Super Rx, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.16	(12)	Fourth Amended and Restated Credit Agreement dated as of November 29, 2010 by and among Stater Bros. Markets, Stater Bros. Holdings Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Suntrust Robinson Humphrey, Inc., Suntrust Bank, “Rabobank International”, New York Branch.

10.17	(13)	Amendment No. 3 to Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated May 15, 2006.

10.18	(13)	Amendment No. 4 to Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated January 1, 2011.

10.19	(15)	Waiver and Amendment No. 1 to Fourth Amended and Restated Credit Agreement.

10.20	(14)	Consulting Agreement by and between Stater Bros. Holdings Inc. and Phillip J. Smith.

10.21	(15)	Employment contract dated December 14, 2012 by and between Stater Bros. Markets and David J. Harris.

12.1	(15)	Computation of ratio of earnings to fixed charges.

14.1	(11)	Copy of Key Personnel Code of Ethics.

21.1	(1)	Subsidiaries of Stater Bros. Holdings Inc.

21.2	(2)	Subsidiaries of Stater Bros. Markets

31.1	(15)	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	(15)	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32.1	(15)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(15)	– XBRL Instance Document.

101.SCH	(15)	– XBRL Taxonomy Extension Schema Document.

101.CAL	(15)	– XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(15)	– XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(15)	– XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(15)	– XBRL Taxonomy Extension Presentation Linkbase Document.

Item 15.	Exhibits and Financial Statement Schedules (contd.)

(a)(3)	Exhibits (contd.)

EXHIBIT NO.	DESCRIPTION

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-118436 dated August 27, 2004, as amended

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Annual report on Form 10-K for the fiscal year ended September 25, 2005

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Current Report on form 8-K dated April 17, 2007

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Current Report on Form 8-K dated April 20, 2007

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994

(6)	Previous filed with the Securities and Exchange Commission as exhibits to Registrant’s Quarterly report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000

(7)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000

(8)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 29, 2002

(9)	Incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q for the quarter ended June 27, 2004

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 25, 2005

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-0350671 dated July 24, 2007

(12)	Previously filed with the Securities and Exchange Commission as exhibits to the Current Report on Form 8-K dated November 26, 2010

(13)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 25, 2011

(14)	Previously filed with the Securities and Exchange Commission as exhibit to the Current Report on Form 8-K dated June, 8, 2012

(15)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for fiscal year ended September 30, 2012.

STATER BROS. HOLDINGS INC.

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 18, 2012	Stater Bros. Holdings Inc.
Date

	By:	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack H. Brown	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2012
Jack H. Brown

/s/ David J. Harris	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 18, 2012
David J. Harris

/s/ Phillip J. Smith	Vice Chairman of the Board and Director	December 18, 2012
Phillip J. Smith

/s/ Bruce D. Varner	Secretary and Director	December 18, 2012
Bruce D. Varner

/s/ Thomas W. Field, Jr.	Director	December 18, 2012
Thomas W. Field, Jr.

/s/ Ronald G. Skipper	Director	December 18, 2012
Ronald G. Skipper

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Stater Bros. Holdings Inc.

We have audited the accompanying consolidated balance sheet of Stater Bros. Holdings Inc. and subsidiaries (the “Company”) as of September 30, 2012 and the related consolidated statements of income and comprehensive income, cash flows and stockholder’s equity for the fiscal year ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stater Bros. Holdings Inc. and subsidiaries as of September 30, 2012, and the results of their operations and their cash flows for the fiscal year ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Costa Mesa, California
December 18, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Stater Bros. Holdings Inc.

We have audited the accompanying consolidated balance sheet of Stater Bros. Holdings Inc. as of September 25, 2011, and the related consolidated statements of income and comprehensive income, stockholder’s equity, and cash flows for the 52-week periods ended September 26, 2010 and September 25, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stater Bros. Holdings Inc. at September 25, 2011, and the consolidated results of its operations and its cash flows for the 52-week periods ended September 26, 2010 and September 25, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California

December 13, 2011

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	Sept. 25, 2011	Sept. 30, 2012

Current assets
Cash and cash equivalents	$235,784	$219,800
Restricted cash	3,121	—
Receivables, net of allowance of $984 and $1,323	32,166	37,427
Income tax receivable	—	10,475
Inventories	231,121	229,117
Prepaid expenses	11,705	17,221
Deferred income taxes, current portion	30,994	28,519
Note receivable, current portion	600	600

Total current assets	545,491	543,159

Property and equipment
Land	105,039	109,729
Buildings and improvements	573,625	582,282
Store fixtures and equipment	448,845	465,576
Property subject to capital leases	9,983	11,410

	1,137,492	1,168,997

Less accumulated depreciation and amortization	(512,069)	(561,493)

	625,423	607,504

Deferred income taxes, less current portion	40,241	41,945
Deferred debt issuance costs, net	10,690	8,397
Note receivable, less current portion	2,165	1,423
Other assets	8,757	5,894

	61,853	57,659

Total assets	$1,232,767	$1,208,322

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (contd.)

(In thousands, except share amounts)

LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 25, 2011	Sept. 30, 2012

Current liabilities
Accounts payable	$135,911	$147,544
Accrued payroll and related expenses	106,023	103,918
Accrued interest	17,768	18,164
Other accrued liabilities	39,123	43,869
Accrued income taxes	6,732	—
Current portion of capital lease obligations	1,107	1,242
Current portion of long-term debt	38,798	11,419

Total current liabilities	345,462	326,156

Long-term debt, less current portion	642,577	633,521
Capital lease obligations, less current portion	1,099	1,186
Long-term portion of self-insurance and other reserves	41,553	43,796
Long-term deferred benefits	75,853	70,118
Accrued pension and other	45,459	50,923

Total liabilities	1,152,003	1,125,700

Commitments and contingencies

Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0 in 2011 and 2012	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 33,837 in 2011 and 33,179 in 2012	—	—
Additional paid-in capital	8,604	8,437
Accumulated other comprehensive loss	(23,045)	(30,126)
Retained earnings	95,205	104,311

Total stockholder’s equity	80,764	82,622

Total liabilities and stockholder’s equity	$1,232,767	$1,208,322

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share and share amounts)

	Fiscal Year Ended
	Sept. 26, 2010	Sept. 25, 2011	Sept. 30, 2012

Sales	$3,606,839	$3,693,306	$3,873,203
Cost of goods sold	2,636,891	2,702,414	2,833,595

Gross profit	969,948	990,892	1,039,608

Operating expenses:
Selling, general and administrative expenses	819,698	841,527	882,740
Gain on sale of dairy assets	(9,396)	—	—
Depreciation and amortization	50,822	48,413	46,503

Total operating expenses	861,124	889,940	929,243

Operating profit	108,824	100,952	110,365

Interest income	366	708	116
Interest expense	(68,516)	(55,521)	(47,882)
Interest expense related to purchase of debt	—	(1,775)	—
Other income, net	497	82	978

Income before income taxes	41,171	44,446	63,577

Income taxes	16,587	18,156	25,868

Net income	24,584	26,290	37,709

Other comprehensive loss, net of tax:
Actuarial loss on post retirement benefits (net of tax of $1,517, $2,833 and $4,869 in 2010, 2011 and 2012 respectively)	(2,206)	(4,119)	(7,081)

Comprehensive income	$22,378	$22,171	$30,628

Earnings per average common shares outstanding	$708.33	$770.79	$1,126.18

Average common shares outstanding	34,707	34,108	33,484

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	Sept. 26, 2010	Sept. 25, 2011	Sept. 30, 2012
Operating activities:
Net income	$24,584	$26,290	$37,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,090	59,648	57,601
Amortization of debt issuance costs	3,202	6,009	2,293
Premium paid on debt purchase	—	1,775	—
(Increase) decrease in deferred income taxes	(9,207)	(5,535)	771
Gain on sale of dairy assets	(9,396)	—	—
Gain on disposals of assets	(495)	(81)	(976)
Changes in operating assets and liabilities:
Decrease in restricted cash	—	—	3,121
(Increase) decrease in receivables	1,057	3,448	(5,261)
(Increase) decrease in income tax receivables	4,049	—	(10,475)
(Increase) decrease in inventories	9,154	(27,419)	2,004
(Increase) decrease in prepaid expenses	(3,348)	973	(5,516)
Decrease in assets held for sale	215	—	—
Decrease in other assets	744	71	2,863
Increase (decrease) in accounts payable	(17,269)	5,821	11,633
Increase (decrease) in accrued income taxes	527	6,205	(6,732)
Increase in liabilities held for sale	1,014	—	—
Increase in other accrued liabilities	14,342	8,142	3,037
Increase (decrease) in long-term reserves	5,838	6,474	(5,109)

Net cash provided by operating activities	87,101	91,821	86,963

Investing activities:
Collections on note receivable	793	253	742
Collections on long-term receivable	1,740	16,001	—
Proceeds from sale of dairy assets, net of fees	85,833	—	—
Purchase of property and equipment	(33,750)	(44,304)	(40,330)
Proceeds from sale of property and equipment	710	360	1,624

Net cash provided by (used in) investing activities	55,326	(27,690)	(37,964)

Financing activities:
Proceeds from issuance of long-term debt	—	400,000	—
Proceeds from equipment financing	—	—	1,632
Debt issuance costs	—	(8,625)	—
Principal payment on long-term debt	—	(528,625)	(36,435)
Principal payment on capital lease obligations	(1,336)	(1,562)	(1,410)
Dividends paid	(5,000)	(5,000)	(20,000)
Stock redemption	(8,000)	(9,540)	(8,770)

Net cash used in financing activities	(14,336)	(153,352)	(64,983)

Net increase (decrease) in cash and cash equivalents	128,091	(89,221)	(15,984)
Cash and cash equivalents at beginning of period	196,914	325,005	235,784

Cash and cash equivalents at end of period	$325,005	$235,784	$219,800

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In thousands except shares)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholder’s Equity
	Shares	Amount
Balance at September 27, 2009	35,152	$—	$8,939	$(16,720)	$71,536	$63,755

Net income for 52 weeks ended September 26, 2010	—	—	—	—	24,584	24,584
Actuarial loss on post retirement benefits (net of tax of $1,517)	—	—	—	(2,206)	—	(2,206)
Dividend paid	—	—	—	—	(5,000)	(5,000)
Stock redemption	(600)	—	(153)	—	(7,847)	(8,000)

Balance at September 26, 2010	34,552	—	8,786	(18,926)	83,273	73,133

Net income for 52 weeks ended September 25, 2011	—	—	—	—	26,290	26,290
Actuarial loss on post retirement benefits (net of tax of $2,833)	—	—	—	(4,119)	—	(4,119)
Dividend paid	—	—	—	—	(5,000)	(5,000)
Stock redemption	(715)	—	(182)	—	(9,358)	(9,540)

Balance at September 25, 2011	33,837	—	8,604	(23,045)	95,205	80,764

Net income for 53 weeks ended September 30, 2012	—	—	—	—	37,709	37,709
Actuarial loss on post retirement benefits (net of tax of $4,869)	—	—	—	(7,081)	—	(7,081)
Dividend paid	—	—	—	—	(20,000)	(20,000)
Stock redemption	(658)	—	(167)	—	(8,603)	(8,770)

Balance at September 30, 2012	33,179	$—	$8,437	$(30,126)	$104,311	$82,622

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Note 1 - The Company and Summary of Significant Accounting Policies

Description of Business

Stater Bros. Holdings Inc. (the “Company”) is engaged primarily in the operation of retail supermarkets. As of September 30, 2012, the Company operated 167 retail grocery supermarkets under the name “Stater Bros. Markets.” The Company’s supermarkets are located in the Southern California counties of San Bernardino, Riverside, Los Angeles, Orange, San Diego and Kern. The Company through its predecessor companies has operated retail grocery stores under the “Stater Bros. Markets” name in Southern California since 1936.

Ownership of the Company

La Cadena Investments (“La Cadena”), a California general partnership whose sole voting partner is the Jack H. Brown Revocable Trust (the “Trust”), holds all of the Company’s issued and outstanding capital stock. Mr. Jack H. Brown, the Chairman of the Board, President and Chief Executive Officer of the Company, as Trustee of the Trust, is the Managing General Partner of La Cadena.

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

Reclassifications

Certain amounts in prior periods accounts payable and other accrued liabilities have been reclassified to conform to current period financial statement presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year ends on the last Sunday in September. The fiscal years ended September 26, 2010 and September 25, 2011 were 52-week fiscal years while the fiscal year ended September 30, 2012 was a 53-week fiscal year.

Cash and Cash Equivalents

Cash and cash equivalents are reflected at cost, which approximates their fair value, and consist primarily of overnight repurchase agreements and money market funds with maturities of less than three months when purchased.

Restricted Cash

Restricted cash at September 25, 2011 represented cash that had been set aside as collateral on certain workers’ compensation and general liability self-insurance reserves. The Company had no restricted cash as of September 30, 2012.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Receivables

Receivables represent amounts expected to be received during the next operating cycle of the Company, net of allowance for doubtful accounts. The Company provides specific reserves for accounts deemed to be uncollectible and provides general reserves based on historical experiences. The carrying amount reported in the balance sheets for receivables approximates their fair value.

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

Deferred Debt Issuance Costs

Direct costs incurred as a result of financing transactions are capitalized and amortized to interest expense over the terms of the applicable debt agreements using the effective interest method.

Deferred Compensation Plan

The Company maintains the Stater Bros Holdings Inc. Phantom Stock Plan (the “deferred compensation plan”). It is the Company’s policy to expense awarded units under the deferred compensation plan to the extent that they vest and appreciate during the accounting period.

Self-Insurance Reserves

The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liabilities based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 4.50% in fiscal 2011 and 2.50% in fiscal 2012. The Company is self-insured, subject to certain retention levels, for health care costs of eligible non-bargaining unit employees. Such health care reserves are not discounted.

The Company had accrued $70.7 million and $71.5 million as of September 25, 2011 and September 30, 2012, respectively, for its workers’ compensation, automobile and general liability self-insurance reserves and these amounts are included in Accrued payroll and related expenses or Long-term portion of self-insurance and other reserves.

Income Taxes

The Company provides for deferred income taxes as timing differences arise between income and expenses recorded for financial and income tax reporting purposes. The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that more-likely-than-not will not be realized. The Company did not record any valuation allowances in fiscal 2011 or 2012.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 1 - The Company and Summary of Significant Accounting Policies (contd.)

Revenue Recognition

The Company recognizes revenue from the sale of its products at the point of sale to the customer. Sales are recognized net of any promotional discounts given to the customer. Sales taxes are recorded in Other current liabilities and are not recorded as sales. Prescription sales are recognized when prescriptions are adjudicated by the third party insurer and when co-payment is received. The Company recognizes a liability when Stater Bros.’ gift cards (“gift cards”) are sold and recognizes sales revenue when the gift cards are used to purchase its products. Gift cards do not have an expiration date and gift card balances do not reduce because of inactivity or time. The Company does not charge service fees on the gift cards. Gift cards whose likelihood of redemption is deemed to be remote, due primarily to periods of inactivity, are recognized into income.

Cost of Goods Sold

Included in cost of goods sold are direct product purchase costs, in-bound freight costs, direct receiving and inspection costs, quality assurance costs, warehousing and transportation costs including depreciation and amortization, net of earned vendor rebates and allowances. The Company recognizes, as a reduction to cost of goods sold, certain rebates and allowances (“allowances”) from its vendors as the allowances are earned. Allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned. Included as a reduction in cost of goods sold for fiscal 2010, 2011 and 2012 is $2.9 million, $2.1 million and $1.4 million, respectively, of advertising reimbursement in excess of the fair value of the co-operative advertising.

Selling, General and Administrative Expenses

Included in selling, general and administrative expenses are store operation costs which include store labor costs associated with receiving, displaying and selling the Company’s products at the store level; advertising costs, net of the portion of co-operative advertising allowances directly related to the fair value of the advertising; certain salary, wages and administrative costs associated with the purchasing of the Company’s products and security, management information services, accounting and corporate management costs.

As noted under “Cost of Goods Sold”, the Company includes purchasing and distribution costs to deliver the product for sale to its stores in cost of goods sold, except for certain salary, wages and administrative costs associated with the purchasing of its products. The amount of salary, wages and administrative costs associated with the purchase of its products included in selling, general and administrative costs was $1.2 million in each fiscal year 2010, 2011 and 2012.

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

Advertising

The Company’s advertising costs, net of vendor allowances for co-operative advertising, are recognized in the period the advertising is incurred and are included in selling, general and administrative expenses. Advertising costs, net of vendor allowances, were $20.4 million, $18.3 million and $18.9 million in fiscal 2010, 2011 and 2012, respectively.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 1 - The Company and Summary of Significant Accounting Policies (contd.)

Advertising Allowances

A significant portion of the Company’s advertising expenditures is in the form of print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. The Company recognized the portion of co-operative advertising allowances directly related to the fair value of advertising as a reduction in advertising costs. The Company analyzes, on a monthly basis, the direct out-of-pocket costs for printing and distributing its print ads. Using the number of ads in a typical twice weekly advertisement, the actual direct costs of an individual advertisement is determined. The cost determined is deemed to be the fair value of advertising. The amount of co-operative advertising allowance recognized as a reduction in advertising expense was $1.6 million in fiscal 2010, $1.3 million in fiscal 2011 and $0.7 million in fiscal 2012. The amount of advertising reimbursement in excess of the fair value of advertising is recorded as a reduction in cost of goods sold.

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

Note 2 - Debt Issuance and Early Extinguishment of Debt

Issuance of Notes

On November 29, 2010, the Company completed the sale of $255.0 million in aggregate principal amount of 7.375% Senior Notes due November 15, 2018 (the “New Notes”) in a private offering. At the time of issuance, these were unregistered and are unsecured obligations of the Company. On September 20, 2011, the Company completed the exchange of the unregistered New Notes for virtually identical registered $255.0 million 7.375% Senior Notes due November 15, 2018 collectively (the “7.375% Senior Notes”). The Company incurred approximately $6.6 million of debt issuance costs related to the issuance of the New Notes and registration of the 7.375% Senior Notes, which is being amortized to interest expense over the term of the 7.375% Senior Notes.

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

The Term Loan bears interest at the Eurodollar Rate plus 2.50% or the Base Rate plus 1.50% (as defined in the Credit Facility) and the interest under the Term Loan is payable quarterly in arrears and includes mandatory quarterly principal payments of 5.0%, of the original outstanding balance, in each of the first two years of the agreement and 10.0%, of the original outstanding balance, in each of the years three and four of the agreement. The Term Loan also includes additional mandatory principal payments on the Term Loan based on a percentage of “excess cash flow” as defined in the Credit Facility. The Term Loan is due November 29, 2014 with any remaining outstanding principal amounts under the Term Loan due as of that date. The security held under the Credit Facility is held until the Term Loan is paid in full. The Company incurred approximately $2.0 million of debt issuance costs related to the Term Loan, which is being amortized to interest expense over the term of the Term Loan.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 2 - New Debt Issuance and Early Extinguishment of Debt (contd.)

Issuance of Credit Facility (contd.)

As of September 30, 2012, the interest rates on the Term Loan were based on the Eurodollar Rate and consisted of a 90 day rate of approximately 2.969% on approximately $1.8 million of outstanding principal amount and a 12 month rate of approximately 3.627% on approximately $103.1 million of outstanding principal amount.

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

The Credit Facility requires the Company and Markets to meet certain financial tests, including minimum net worth and the maintenance of minimum earnings levels. The Credit Facility contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, (iii) make restricted payments and (iv) make certain amendments to the Indentures governing the 7.375% Senior Notes and 7.75% Senior Notes due, November 15, 2012 (“7.75% Senior Notes”) (“Notes Indentures”). Markets and the Company’s other direct and indirect subsidiaries are not limited in their ability to transfer assets in the form of loans, advances or cash dividends to the Company.

As of September 30, 2012, the Company and Markets were not in compliance with a non-financial covenant; however, the Company and Markets were in compliance with all restrictive financial covenants under the Credit Facility. Subsequent to September 30, 2012, the Credit Facility was amended for the non-financial covenant and the Company and Markets were in compliance with the amended covenant.

As of September 30, 2012, the Company had $57.4 million of outstanding letters of credit and had $42.6 million available under the Credit Facility.

The Company had no borrowings outstanding under the Revolving Credit Facility as of September 30, 2012 and the Company did not incur any borrowings under the Revolving Credit Facility during the fiscal year ended September 30, 2012.

Early Extinguishment of Debt

The Company used the proceeds from the 7.375% Senior Notes and the Term Loan and cash on hand to purchase and retire early all of its $525.0 million 8.125% Senior Notes due June 15, 2012 (“Retired Notes”). On November 29, 2010, the Company paid approximately $479.2 million to purchase and make a tender payment on approximately $477.5 million outstanding balance of Retired Notes that had been validly tendered as of that date. The payment included a tender premium of approximately $1.8 million that has been recorded under Interest expense related to purchase of debt. On December 13, 2010, the Company paid approximately $2.4 million to purchase approximately $2.4 million of outstanding Retired Notes that had been tendered as of that date. On January 14, 2011, the Company called all remaining outstanding Retired Notes and paid approximately $45.1 million to retire the remaining notes. During the first two quarters of fiscal 2011, the Company recorded to “Interest expense” approximately $3.5 million in unamortized deferred offering costs related to the Retired Notes.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 3 - Long-Term Debt

Long-term debt consisted of the following:

	Fiscal Year Ended
	Sept. 25, 2011	Sept. 30, 2012
	(In thousands)

Secured Term Loan due 2014	$141,375	$104,940
Unsecured 7.75% Senior Notes due 2015	285,000	285,000
Unsecured 7.375% Senior Notes due 2018	255,000	255,000

	681,375	644,940
Less current portion of long-term debt	38,798	11,419

Long-term debt, less current portion	$642,577	$633,521

Scheduled maturities under the Company’s long-term debt as of September 30, 2012 are as follows:

(In thousands)

2013	$11,419
2014	14,500
2015	364,021
2016	—
2017	—
Thereafter	255,000

Total long-term debt	$644,940

Interest on the Term Loan is payable quarterly in arrears on the last day of March, June, September and December. Mandatory quarterly principal payments which total to annual payments of $10.9 million, $14.5 million and $3.6 million are due in fiscal 2013, 2014, and 2015, respectively. In addition, the Term Loan requires an additional payment of $0.5 million in fiscal 2013 as an excess cash payment as calculated under the Term Loan. Remaining principal amounts due under the Term Loan at its maturity at November 2014 are deemed to be paid in fiscal 2015.

Interest on the 7.75% Senior Notes is payable semi-annually in arrears on April 15 and October 15. Principal on the 7.75% Senior Notes is due in fiscal 2015.

Interest on the 7.375% Senior Notes is payable semi-annually in arrears on May 15 and November 15. Principal on the 7.375% Senior Notes is due in fiscal 2018.

Interest capitalized during fiscal 2011 and 2012 amounted to $0.3 million and $0.4 million, respectively. There was no significant capitalized interest in fiscal 2010. Interest expense incurred, before the effect of capitalized interest, amounted to $68.5 million in fiscal year 2010, $57.6 in fiscal year 2011 and $48.3 million in fiscal year 2012.

The Company is subject to certain financial covenants associated with its 7.375% Senior Notes and its 7.75% Senior Notes. As of September 30, 2012, the Company was in compliance with all such covenants.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 3 - Long-Term Debt (contd.)

The 7.375% Senior Notes and the 7.75% Senior Notes are guaranteed by the Company’s subsidiaries Markets and Development, and the Company’s indirect subsidiaries Super Rx and Dairies (each a “subsidiary guarantor”, and collectively, the “subsidiary guarantors”). Condensed consolidating financial information with respect to the subsidiary guarantors is not provided because the Company has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and there are no subsidiaries of the Company other than the subsidiary guarantors.

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

Following is a summary of future minimum lease payments and sublease income as of September 30, 2012:

	Capital Leases	Operating Leases Minimum Payments	Sublease Income
	(In thousands)

2013	$1,460	$40,275	$4,232
2014	833	34,454	3,503
2015	393	32,860	3,109
2016	35	29,272	2,925
2017	—	24,502	2,749
Thereafter	—	174,356	15,345

Total minimum lease payments	2,721	$335,719	$31,863

Less amounts representing interest	293

Present value of minimum lease payments	2,428
Less current portion	1,242

Long-term portion	$1,186

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 4 - Leases (contd.)

Rental expense and sublease income were as follows:

	Fiscal Year Ended
	Sept. 26, 2010	Sept. 25, 2011	Sept. 30, 2012
	(In thousands)
Minimum rentals	$29,087	$28,850	$30,603
Rentals based on sales	$16,221	$16,558	$15,792
Sublease income	$5,586	$5,528	$4,608

The Company has a sublease with a third party (the “Sublessee”) ending in May 2023, which contains three, five year lease options, for the lease of the Company’s former headquarters building and certain former distribution facilities located in Colton, California (the “Former Facilities”). The current lease on the Former Facilities contains multiple lease options that gives the Company the right to control the property through 2038. The Sublessee assumed all lease payments and other liabilities under the lease. The Company’s lease payments on the Former Facilities are included in the “Operating leases minimum payments” and the Sublessee’s lease payments are included in “Sublease income” in the table above.

Note 5 - Income Taxes

The provision for income taxes consisted of the following:

	Sept. 26, 2010	Sept. 25, 2011	Sept. 30, 2012
	(In thousands)

Current
Federal	$18,816	$15,589	$15,540
State	5,460	5,270	4,703

	24,276	20,859	20,243

Deferred
Federal	(5,827)	(1,573)	4,851
State	(1,862)	(1,130)	774

	(7,689)	(2,703)	5,625

Income tax expense	$16,587	$18,156	$25,868

A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

	Sept. 26, 2010	Sept. 25, 2011	Sept. 30, 2012

Federal statutory income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax benefit	5.8	5.8	5.8
Tax credits	(1.2)	(0.7)	(0.2)
Other	0.7	0.7	0.1

Effective tax rate	40.3%	40.8%	40.7%

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 5 - Income Taxes (contd.)

Components of deferred income taxes are as follows:

	Sept. 25, 2011	Sept. 30, 2012
	(In thousands)
Deferred income tax assets:
Self-insurance reserves	$28,805	$28,684
Deferred compensation	35,108	32,531
Payroll liabilities	31,141	32,614
State franchise tax	1,837	1,665
Inventories	2,437	2,371
Income deferred for book purposes	1,503	1,512
Other, net	2,151	3,540

Total deferred income tax assets	102,982	102,917

Deferred income tax liabilities:
Property and equipment	(29,436)	(30,113)
Other assets	(2,311)	(2,340)

Total deferred income tax liabilities	(31,747)	(32,453)

Net deferred income tax assets	$71,235	$70,464

The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During fiscal 2012, there have been no material changes to the amount of uncertain tax positions.

The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as interest expense and other operating expenses, respectively.

For federal tax purposes, the Company is subject to review of its fiscal 2009 through fiscal 2012 tax returns. During fiscal year 2012, the State of California’s Franchise Tax Board concluded their audit of the Company’s 2008 and 2009 state tax returns and made no significant changes to the Company’s reported taxes. For state tax purposes, the Company is subject to review of its fiscal 2010 through fiscal 2012 tax returns.

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

Amounts recognized in accumulated other comprehensive (income) loss for the qualified defined pension plan:

	Pension Plan			Medical Plan
	Sept. 26, 2010	Sept. 25, 2011	Sept. 30, 2012	Sept. 26, 2010	Sept. 25, 2011	Sept. 30, 2012
	(In thousands)
Prior service cost (credit)	$2	$(2)	$(3)	$(78)	$(78)	$(78)
Net actuarial loss	3,656	6,965	11,944	$143	$67	$87

Total recognized in accumulated other comprehensive (income) loss, before tax	$3,658	$6,963	$11,941	$65	$(11)	$9

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans (contd.)

Pension and Medical Plans (contd.)

The following tables provide a reconciliation of the changes in the Pension Plan’s and Medical Plan’s benefit obligation and fair value of assets and a statement of the funded status as of the fiscal years ended September 25, 2011 and September 30, 2012:

	Pension Plan		Medical Plan
	Sept. 25, 2011	Sept. 30, 2012	Sept. 25, 2011	Sept. 30, 2012
	(In thousands)

Change in benefit obligation:
Beginning balance	$88,308	$100,182	$1,928	$2,077
Service cost	3,532	3,901	53	55
Interest cost	4,187	4,366	86	81
Actuarial loss	6,771	17,106	94	109
Benefit payments	(2,616)	(3,142)	(84)	(87)

Ending balance	$100,182	$122,413	$2,077	$2,235

Change in fair value of plan assets:
Beginning balance	$59,753	$61,887	$—	$—
Actual return on plan assets	2,089	7,144	—	—
Employer contributions	2,661	12,417	84	87
Benefit payments	(2,616)	(3,142)	(84)	(87)

Ending balance	$61,887	$78,306	$—	$—

Funded status:
Fair value of plan assets	$61,887	$78,306	$—	$—
Projected benefit obligation	100,182	122,413	2,077	2,235

Under funded	$(38,295)	$(44,107)	$(2,077)	$(2,235)

The Company’s unfunded Pension Plan and Medical Plan obligations are included in Accrued pension and other.

The plan’s investments are recorded at fair value and include cash, which earns interest, governmental securities and corporate bonds and securities.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans (contd.)

Pension Plan

The following table provides the components of fiscal 2010, 2011 and 2012 net pension expense:

	Sept. 26, 2010	Sept. 25, 2011	Sept. 30, 2012
	(In thousands)

Expected return on assets	$(3,463)	$(3,819)	$(4,094)
Service cost	3,302	3,532	3,901
Interest cost	4,002	4,187	4,366
Amortization of prior service cost	(2)	2	3
Amortization of recognized losses	1,397	1,536	2,113

Net pension expense	$5,236	$5,438	$6,289

Actuarial assumptions used to determine net pension expense were:
Discount rate	5.50%	5.00%	4.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%

Actuarial assumptions used to determine year-end projected benefit obligation were:
Weighted-average discount rate	5.00%	4.50%	3.70%
Weighted-average rate of compensation increase	3.00%	3.00%	3.08%

Expenses recognized for the Pension Plan were $5.7 million, $6.0 million and $6.9 million in fiscal years 2010, 2011 and 2012, respectively. Pension expenses included trustee and administrative expenses for the Pension Plan of $0.4 million, $0.5 million and $0.6 million in fiscal years 2010, 2011 and 2012, respectively.

The Company has adopted and implemented an investment policy for the Pension Plan that incorporates a strategic long-term asset allocation mix designed to meet the Company’s long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. As of September 30, 2012, the strategic target asset allocation is 65% fixed income and 35% equity. The expected long-term rate of return on assets is based on the historical performance of governmental and corporate bonds and securities taking into consideration the allocation mix of the Pension Plan’s investments.

GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined in the standards are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities;

Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable;

Level 3 - Unobservable pricing inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing an asset or liability.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans (contd.)

Pension Plan (contd.)

The following table sets forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value.

As of September 25, 2011
	Level 1	Level 2	Level 3	Total
		(In thousands)
Asset category:
Fixed income	$10,692	$32,215	$—	$42,907
Equity	—	—	15,167	15,167
Cash	3,813	—	—	3,813

	$14,505	$32,215	$15,167	$61,887

As of September 30, 2012
	Level 1	Level 2	Level 3	Total
		(In thousands)
Asset category:
Fixed Income	$9,354	$36,040	$—	$45,394
Equity	—	25,802	—	25,802
Cash	7,110	—	—	7,110

	$16,464	$61,842	$—	$78,306

For measurements using significant unobservable inputs, Level 3, during 2011 and 2012, a reconciliation of the beginning and ending balances is as follows:

	Sept. 25, 2011	Sept. 30, 2012
	(In thousands)
Beginning balance	$16,204	$15,167
Contributions	2,661	12,417
Transfer to level 2	—	(25,944)
Realizied gain	16	186
Unrealized gain	437	4,677
Transfers out	(1,535)	(3,361)
Benefit payments	(2,616)	(3,142)

Ending balance	$15,167	$—

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

The Company expects to contribute approximately $7.4 million to its defined benefit pension plan during fiscal 2013.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Pension Benefits
(In thousands)

2013	$3,915
2014	$3,812
2015	$4,878
2016	$4,683
2017	$5,158
2018 - 2022	$35,524

Medical Plan

The following table provides the components of fiscal 2010, 2011 and 2012 net periodic benefit costs of the Medical Plan:

	Sept. 26, 2010	Sept. 25, 2011	Sept. 30, 2012
	(In thousands)

Service cost	$47	$54	$55
Interest cost	91	86	81
Amortization of prior service cost	78	78	78
Amortization of recognized losses	13	27	22

Net periodic benefit costs	$229	$245	$236

Actuarial assumptions used to determine net periodic benefit costs were:
Discount rate	5.50%	4.50%	4.20%

Actuarial assumptions used to determine year-end projected benefit obligation were:
Weighted-average discount rate	4.50%	4.20%	3.20%

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans (contd.)

Medical Plan (contd.)

Expenses recognized for the medical plan were $0.2 million in each fiscal year 2010, 2011 and 2012.

The Company expects to contribute approximately $0.2 million to the medical plan during fiscal 2013.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Medical Benefits
(In thousands)

2013	$138
2014	$126
2015	$123
2016	$126
2017	$132
2018 - 2022	$778

Profit Sharing Plan

The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $0.5 million, $0.6 million and $1.1 million in fiscal 2010, 2011 and 2012, respectively.

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

The risks of participating in multi-employer pension plans are different from the risks of participating in single-employer pension plans in the following respects:

a.	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan allocable to such withdrawing employer may be borne by the remaining participating employers.

c.	If the Company stops participating in some of the multi-employer pension plans, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan, referred to as a withdrawal liability.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans (contd.)

Multi-Employer Plans (contd.)

The Company’s participation in these plans is outlined in the following tables. The Employer Identification Number / Pension Plan Number (“EIN-PN”) column provides the identification number and the three digit pension plan number. The most recent Pension Protection Act Zone Status available in 2011 and 2012 is for the plan’s year-end at December 31, 2010 and December 31, 2011, respectively, unless otherwise stated. Among other factors, generally, plans in the red zone (“critical status) are less than 65% funded, plans in the yellow zone or orange zone (“endangered” or “seriously endangered”, respectively, status) are less than 80% funded, and plans in the green zone are at least 80% funded. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s year-end at December 31, 2010 and December 31, 2011. The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2010, 2011 and 2012. There have been no significant changes that affect the comparability of the 2010, 2011 or 2012 contributions.

		Pension Protection Act Zone Status		FIP/RP Status Pending Implemented
Pension Fund	EIN - PN	2011	2012

Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	No

Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (1)	95-1939092-001	Red	Red	Implemented

Bakery and Confectionery Union and Industry International Pension Fund	52-6118572-011	Green	Green	No

Pension Fund	Sept. 26, 2010	Contributions by the Company Sept. 25, 2011	Sept. 30, 2012	Surcharge Imposed	Total Collective Bargaining Agreements	Expiration Date of Collective Bargaining Agreement
	(In thousands)
Western Conference of Teamsters Pension Plan	$9,015	$9,530	$9,575	No	4	9/20/15

Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (1)	26,872	26,711	28,924	No	1	3/2/14

Bakery and Confectionery Union and Industry International Pension Fund	231	234	302	No	1	1/11/15

	$36,118	$36,475	$38,801

(1)	The Company was listed in the plans form 5500 as providing more than 5% of the total contributions.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans (contd.)

Multi-Employer Plans (contd.)

In addition to the pension funds shown above, the Company also makes contributions to other multi-employer pension plans, for which information for the above table is not available. These include multi-employer pension plans for the Company’s janitors, construction and maintenance trades. Collectively the Company’s pension contribution to these other multi-employer plans, were $1.5 million, $0.8 million and $0.8 million in fiscal 2010, 2011 and 2012, respectively.

The Company’s expense for these retirement plans and health and welfare plans consisted of the following:

	Sept. 26, 2010	Sept. 25, 2011	Sept. 30, 2012
	(In thousands)

Multi-Employer Pension Plans	$37,567	$37,262	$39,588
Multi-Employer Health and Welfare	83,437	100,061	117,840

Total Multi-Employer Benefits	$121,004	$137,323	$157,428

The Company’s employer contributions fluctuate as a result of changes to employer contributions outlined in collective bargaining agreements.

Note 7 - Labor Relations

The Company’s collective bargaining agreement with the United Food and Commercial Workers was renewed in October 2011 and extend through March 2014. The Company’s collective bargaining agreements with the International Brotherhood of Teamsters were renewed in October 2010 and expire in September 2015. Substantially all of the Company’s employees are covered by collective bargaining agreements.

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

Long-Term Debt

The fair value of the 7.75% Senior Notes and the 7.375% Senior Notes, are based on quoted market prices. Although market quotes for the fair value of the Company’s Term Loan is not readily available, the Company believes its carrying value approximates fair value. As of September 30, 2012, the estimated fair value of the Company’s Long-Term Debt was $672.5 million.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 9 - Litigation Matters

In the ordinary course of business, the Company is party to various legal actions which it believes are incidental to the operation of its business and the business of its subsidiaries. The Company records an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. The Company believes that the outcome of such legal proceedings to which it is currently a party will not have a material adverse effect upon its consolidated financial statements.

In May of 2011, Markets was served with an action filed in the Superior Court of the State of California for the County of Riverside (“Harold F. Lunsford et al. v. Stater Bros. Markets”) seeking individual and potential class action damages including associated penalties for Markets’ alleged failure to provide meal periods, rest periods or compensation in lieu thereof and alleged failure to pay certain wages for terminated employees. On January 26, 2012, following a mediation, this case was settled which settlement was approved by the court. The full settlement amount was recorded in the Company’s consolidated financial statements for fiscal 2012 and the full amount was paid subsequent to September 30, 2012.

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

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 11 - Deferred Compensation Plan

The Company maintains a deferred compensation plan for certain executives of Markets. Mr. Jack H. Brown is not eligible to receive awards. Awards under the plan are for units that have an assigned value. Awards under the plan vest after five years, except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will terminate and no payment will be made. As of September 25, 2011 and September 30, 2012, there were 971,600 and 948,600 units outstanding, respectively. The Company recognized an expense for the plan of $7.9 million, $7.9 million and $5.3 million in fiscal 2010, 2011 and 2012, respectively.

Note 12 - Related Party Transactions

In both fiscal 2010 and 2011, the Company paid a dividend of $5.0 million to La Cadena. The Company paid dividends of $20.0 million in fiscal 2012 to La Cadena.

The Company paid legal fees of $2.4 million, $2.5 million and $1.7 million in fiscal 2010, 2011 and 2012, respectively, to the law firm of Varner & Brandt LLP. Mr. Bruce D. Varner is the Senior Partner of Varner & Brandt LLP and is also a director of the Company. Mr. Varner received director fees of $54,000, $53,000 and $74,000 in fiscal 2010, 2011 and 2012, respectively.

Mr. Phillip J. Smith, the Vice Chairman of the Company, has a consulting agreement with the Company to provide certain financial consulting services to the Company and perform other services as requested from time to time by Mr. Jack H. Brown. During fiscal 2012, Mr. Smith was paid $36,000 for such services.

Note 13 - Stock Redemption

On December 28, 2009, the Company redeemed 600 shares of its Class A Common Stock for $8.0 million. The redemption was for shares distributed to the Moseley Trust by La Cadena.

On February 11, 2011, the Company redeemed 715 shares of its Class A Common Stock for $9.5 million. The redemption was for shares distributed to the Moseley Trust by La Cadena.

On March 16, 2012, the Company redeemed 658 shares of its Class A Common Stock for $8.8 million. The redemption was for shares distributed to the Moseley Trust by La Cadena.

As of September 30, 2012, the Company had the ability under the Credit Facility to make restricted payments, including dividends of up to $15.5 million.

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

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 15 - Accrued Liabilities

Accrued liabilities consist of the following:

	Sept. 25, 2011	Sept. 30, 2012
	(In thousands)
Accrued property and sales taxes	$12,137	$13,994
Accrued and deferred rents	9,260	10,886
Gift card liability	5,119	5,225
Other accrued liabilities	12,607	13,764

Total accrued liabilities	$39,123	$43,869

Note 16 - Supplemental Cash Flow Information

	Fiscal Year Ended
	Sept. 26, 2010	Sept. 25, 2011	Sept. 30, 2012
	(In thousands)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$65,510	$44,294	$45,587
Income taxes	$19,700	$14,655	$37,450

Supplemental disclosure of non-cash items:
Actuarial loss on post retirement benefits	$3,723	$6,952	$11,950

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 17 - Quarterly Results (unaudited)

Quarterly results for fiscal 2011 and 2012 are as follows (in thousands except share and per share amounts):

	Sales	Gross Profit	Operating Profit	Net Income	Average Shares Outstanding	Earnings Per Share
Fiscal 2011 Quarters
13 weeks ended 12/26/10	$899,037	$238,773	$25,473	$2,841	34,552	$82.22
13 weeks ended 03/27/11	913,397	245,137	28,076	9,348	34,206	273.29
13 weeks ended 06/26/11	939,026	251,316	24,419	7,635	33,837	225.64
13 weeks ended 09/25/11	941,846	255,666	22,984	6,466	33,837	191.09

	$3,693,306	$990,892	$100,952	$26,290	34,108	$770.79

Fiscal 2012 Quarters
13 weeks ended 12/25/11	$960,724	$259,681	$26,398	$9,010	33,837	$266.28
13 weeks ended 03/25/12	937,663	260,686	39,486	16,433	33,764	486.70
13 weeks ended 06/24/12	949,772	251,222	23,542	7,278	33,179	219.36
14 weeks ended 09/30/12	1,025,044	268,019	20,939	4,988	33,179	150.34

	$3,873,203	$1,039,608	$110,365	$37,709	33,484	$1,126.18