Form 10-Q
period 2012-12-30
STATER BROS HOLDINGS INC
filed 2013-02-13
CIK 882829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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

As of February 12, 2013, there were issued and outstanding

33,179 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.

December 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Sept. 30, 2012	Dec. 30, 2012
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$219,800	$189,018
Receivables, net of allowance of $1,323 and $1,323	37,427	41,910
Income tax receivable	10,475	7,243
Inventories	229,117	254,073
Prepaid expenses	17,221	17,709
Deferred income taxes, current portion	28,519	25,798
Note receivable, current portion	600	600

Total current assets	543,159	536,351
Property and equipment
Land	109,729	109,666
Buildings and improvements	582,282	583,424
Store fixtures and equipment	465,576	468,088
Property subject to capital leases	11,410	11,615

	1,168,997	1,172,793
Less accumulated depreciation and amortization	(561,493)	(572,570)

	607,504	600,223
Deferred income taxes, less current portion	41,945	44,233
Deferred debt issuance costs, net	8,397	7,838
Note receivable, less current portion	1,423	1,219
Other assets	5,894	5,906

	57,659	59,196

Total assets	$1,208,322	$1,195,770

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (contd.)

(In thousands, except share amounts)

	Sept. 30, 2012	Dec. 30, 2012
		(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$147,544	$153,008
Accrued payroll and related expenses	103,918	94,996
Accrued interest	18,164	7,937
Other accrued liabilities	43,869	43,450
Current portion of capital lease obligations	1,242	1,236
Current portion of long-term debt	11,419	13,232

Total current liabilities	326,156	313,859
Long-term debt, less current portion	633,521	629,896
Capital lease obligations, less current portion	1,186	897
Long-term portion of self-insurance and other reserves	43,796	48,922
Long-term deferred benefits	70,118	68,647
Accrued pension and other	50,923	50,478

Total liabilities	1,125,700	1,112,699
Commitments and contingencies
Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 0 in 2012 and 2013	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000 Issued and outstanding shares - 33,179 in 2012 and 2013	—	—
Additional paid-in capital	8,437	8,437
Accumulated other comprehensive loss	(30,126)	(30,126)
Retained earnings	104,311	104,760

Total stockholder’s equity	82,622	83,071

Total liabilities and stockholder’s equity	$1,208,322	$1,195,770

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share and share amounts)

	13 Weeks Ended
	Dec. 25, 2011	Dec. 30, 2012
Sales	$960,724	$968,744
Cost of goods sold	701,043	718,015

Gross profit	259,681	250,729
Operating expenses
Selling, general and administrative expenses	221,871	220,079
Gain on sale of property and equipment	(639)	(1,933)
Depreciation and amortization	11,412	11,683

Total operating expenses	232,644	229,829

Operating profit	27,037	20,900
Interest income	36	23
Interest expense	(11,949)	(11,809)

Income before income taxes	15,124	9,114
Income taxes	6,114	3,665

Net income and comprehensive income	$9,010	$5,449

Earnings per average common share outstanding	$266.28	$164.23

Average common shares outstanding	33,837	$33,179

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	13 Weeks Ended
	Dec. 25, 2011	Dec. 30, 2012
Operating activities:
Net income	$9,010	$5,449
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,105	14,523
Amortization of debt issuance costs	566	559
(Increase) decrease in deferred income taxes	(4,908)	433
Gain on disposals of assets	(639)	(1,933)
Changes in operating assets and liabilities:
Decrease in restricted cash	3,121	—
Increase in receivables	(7,976)	(4,483)
Decrease in income tax receivables	—	3,232
Increase in inventories	(29,569)	(24,956)
Increase in prepaid expenses	(3,115)	(488)
Increase in other assets	(7)	(12)
Increase in accounts payable	24,081	5,464
Increase in income taxes payable	3,671	—
Decrease in other accrued liabilities	(5,113)	(19,568)
Increase in long-term reserves	10,195	3,210

Net cash provided by (used in) operating activities	13,422	(18,570)

Investing activities:
Collections on note receivable	204	204
Purchase of property and equipment	(12,558)	(7,388)
Proceeds from sale of property and equipment	1,035	2,079

Net cash used in investing activities	(11,319)	(5,105)

Financing Activities:
Proceeds from capital lease financing	724	—
Principal payments on long-term debt	(1,812)	(1,812)
Principal payments on capital lease obligations	(462)	(295)
Dividend paid	(5,000)	(5,000)

Net cash used in financing activities	(6,550)	(7,107)

Net decrease in cash and cash equivalents	(4,447)	(30,782)
Cash and cash equivalents at beginning of period	235,784	219,800

Cash and cash equivalents at end of period	$231,337	$189,018

Interest paid	$21,728	$21,477
Income taxes paid	$7,350	—

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 30, 2012

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended December 30, 2012 are not necessarily indicative of the results that may be experienced for the fiscal year ending September 29, 2013.

The consolidated balance sheet at September 30, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K for the fiscal year ended September 30, 2012.

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

Note 3 – Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period financial statement presentation. For the thirteen weeks ended December 25, 2011, the Company reclassified approximately $0.6 million from Other income, net to Gain on sale of property and equipment in the Consolidated Statements of Income and Comprehensive Income and it reclassified approximately $2.7 million from Accounts payable to Other accrued liabilities in the Statements of Consolidated Cash Flows.

Note 4 – Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 5 – Income Taxes

The Company establishes deferred tax liabilities for anticipated tax timing differences where payment of tax is anticipated. Such amounts represent a reasonable provision for taxes ultimately expected to be paid, and the amounts may be adjusted over time as additional information becomes known.

The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the thirteen weeks ended December 30, 2012, there were no material changes to the amount of uncertain tax positions.

The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as either interest expense or other operating expenses.

For federal tax purposes, the Company is subject to review of its fiscal 2009 through fiscal 2012 tax returns. During fiscal 2012, the State of California’s Franchise Tax Board concluded their audit of the Company’s 2008 and 2009 state tax returns and made no significant changes to the Company’s reported taxes. For state tax purposes, the Company is subject to review of its fiscal 2010 through fiscal 2012 tax returns.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 30, 2012

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

The following table provides the components of net periodic pension expense:

	13 Weeks Ended
	Dec. 25, 2011	Dec. 30, 2012
	(in thousands)
Expected return on assets	$(1,024)	$(1,176)
Service cost	975	1,229
Interest cost	1,092	1,114
Amortization of prior service cost	1	1
Amortization of recognized losses	528	726

Net pension expense	$1,572	$1,894

Actuarial assumptions used to determine net pension expense were:
Discount rate	4.50%	3.70%
Rate of increase in compensation levels	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.00%

The Company contributed $1.6 million to the Plan in the first quarter of fiscal 2013 and the Company expects to contribute $5.9 million during the remainder of fiscal 2013.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 30, 2012

Note 7 – Credit Facility

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

On December 31, 2012, the Company made principal payments on the term loan of approximately $2.3 million which consisted of a contractual quarterly principal payment of $1.8 million and an excess cash payment of $0.5 million.

As of January 1, 2013, the interest rates on the Term Loan are based on the Eurodollar Rate and consisted of a 90 day rate of approximately 2.811% on approximately $10.9 million of outstanding principal amount and a 12 month rate of approximately 3.344% on approximately $89.9 million of outstanding principal amount.

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

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 30, 2012

Note 7 – Credit Facility (contd.)

The Credit Facility requires the Company and Markets to meet certain financial tests, including minimum net worth and the maintenance of minimum earnings levels. The Credit Facility contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, (iii) make restricted payments and (iv) make certain amendments to the Indentures governing the $255.0 million 7.375% Senior Notes due November 15, 2018 (“7.375% Senior Notes”) and the $285.0 million 7.75% Senior Notes due April 15, 2015 (“7.75% Senior Notes”) (“Notes Indentures”). Markets and the Company’s other direct and indirect subsidiaries are not limited in their ability to transfer assets in the form of loans, advances or cash dividends to the Company.

As of December 30, 2012, the Company and Markets were in compliance with all restrictive financial covenants under the Credit Facility.

As of December 30, 2012, the Company had $59.9 million of outstanding letters of credit and had $40.1 million available under the Credit Facility.

The Company had no borrowings outstanding under the Revolving Credit Facility as of December 30, 2012 and the Company did not incur any borrowings under the Revolving Credit Facility during the fiscal quarter ended December 30, 2012.

Note 8 – Senior Notes and Subsidiary Guarantee

As of December 30, 2012, the Company had $285.0 million outstanding of the 7.75% Senior Notes and $255.0 million outstanding of the 7.375% Senior Notes, collectively (the “Notes”).

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

DECEMBER 30, 2012

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

In May of 2011, Markets was served with an action filed in the Superior Court of the State of California for the County of Riverside (“Harold F. Lunsford et al. v. Stater Bros. Markets”) seeking individual and potential class action damages including associated penalties for Markets’ alleged failure to provide meal periods, rest periods or compensation in lieu thereof and alleged failure to pay certain wages for terminated employees. On January 26, 2012, following a mediation, this case was settled which settlement was approved by the court. The full settlement amount was recorded in the Company’s consolidated financial statements for fiscal 2012 and the full amount was paid in fiscal 2013.

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

Note 11 – Dividend

On December 23, 2011, the Company paid a $5.0 million dividend to La Cadena Investments (“La Cadena”), the sole shareholder of the Company. On December 24, 2012, the Company declared a $5.0 million dividend to La Cadena which was paid on December 27, 2012.

As of December 30, 2012, the Company had the ability and right to make restricted payments, including dividends, of $13.3 million.

STATER BROS. HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 30, 2012

Note 12 - Fair Value of Financial Instruments

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

Long-Term Debt

The fair value of the 7.75% Senior Notes and the 7.375% Senior Notes are determined based on observable inputs that are corroborated by market data (Level 2 as defined by ASC Topic 820, “Fair Value Measurements and Disclosures”). Although market quotes for the fair value of the Company’s Term Loan and capitalized lease obligations are not readily available, the Company believes the stated value approximates fair value.

As of December 30, 2012, the estimated fair value of the Company’s Long-Term Debt was $666.8 million.

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I - FINANCIAL INFORMATION (contd.)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies are summarized in our report on Form 10-K for the year ended September 30, 2012.

Our discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of the financial statements requires the use of estimates and judgments on the part of management. We base our estimates on our historical experience combined with management’s understanding of current facts and circumstances.

SIGNIFICANT ACCOUNTING POLICIES

There are certain accounting policies that we have adopted that may differ from policies of other companies within our industry and other companies as a whole. Such differences in the treatment of these policies may be important to the readers of our report on Form 10-Q and our unaudited consolidated financial statements contained herein. For further information regarding our accounting policies, refer to the significant accounting policies included in the notes to the unaudited consolidated financial statements contained herein and in our report on Form 10-K for the year ended September 30, 2012.

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

EXECUTIVE OVERVIEW

We are the largest privately owned supermarket chain in Southern California. Our revenues are generated primarily from retail sales through our supermarkets. Our success is a result of our marketing strategy of offering everyday low prices while providing our customers with friendly and outstanding service on each of their visits to our stores which has been a seventy-seven year Stater Bros.’ tradition.

During these tough economic times, our strategy is to retain customer counts by providing our customers with value and exceptional service on their visits to our stores. This strategy combined with continued and increasing competitive pressures has caused our gross profit margins to be reduced. We believe it is better to sacrifice short-term margins in order to retain our customers so that when our local economy does turn around we will still have them as customers.

Our marketing area of Southern California has seen job losses and business closures which has put and will continue to put pressure on our gross margin as we endeavor to retain our customer base. We anticipate continued competitive pressures from “big box” format competitors including Walmart, Costco, Target and Winco and from our traditional grocery format competitors Vons, Albertsons and Ralphs and from independent supermarket operators.

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit

Fiscal Period Ended	Change
Dec. 25,	Dec. 30,	2013 to 2012
(in thousands)	2011	2012	Dollar	%
Sales	$960,724	$968,744	$8,020	0.83%
Gross Profit	$259,681	$250,729	$(8,952)	(3.45)%
as a % of sales	27.03%	25.88%

Sales

Sales in our supermarkets increased 0.83% or $8.0 million for the first quarter of fiscal 2013 compared to the same period in fiscal 2012.

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

Like store sales increased $8.0 million or 0.83% from the first quarter of fiscal 2012.

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Gross Profit

Gross profit margin, as a percentage of sales, in the first quarter of fiscal 2013 decreased 115 basis points to 25.88% from 27.03% in fiscal 2012. The decrease in gross profit margins in the first quarter of fiscal 2013 follows a trend begun in the third quarter of fiscal 2012 of reduced gross margin percentages. Due to competitive pressures and our desire to retain customers, we have elected not to fully pass onto our customers cost inflation that we have experienced. We anticipate that the current economic conditions and competitive pressures will limit our ability to pass on price increases which will continue to put pressure on our gross margins for the foreseeable future.

Operating Expenses and Operating Profit

	Fiscal Period Ended		Change
	Dec. 25,	Dec. 30,	2013 to 2012
(in thousands)	2011	2012	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$221,871	$220,079	$(1,792)	(0.81)%
as a % of sales	23.10%	22.71%
Gain of sale of property and equipment	(639)	(1,933)	$(1,294)	202.50%
as a % of sales	(0.07)%	(0.20)%
Depreciation and amortization	11,412	11,683	$271	2.37%
as a % of sales	1.19%	1.21%
Operating profit	$27,037	$20,900	$(6,137)	(22.70)%
as a % of sales	2.81%	2.16%

Selling, General and Administrative Expenses

The decrease, as a percentage of sales, in selling, general and administrative expenses in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 is due primarily to a decrease, as a percentage of sales, in payroll related expenses. Our payroll costs, as a percentage of sales, decreased 15 basis points. In the first quarter of fiscal 2012, we had a settlement of a lawsuit related to a class action labor claim (see “Part II, Item 1. Legal Proceedings” for further discussion of this claim).

The amount of salaries, wages and administrative costs associated with the purchase of our products included in selling, general and administrative expenses for the first quarters of fiscal 2013 and fiscal 2012 is $311,000 and $293,000, respectively.

Gain on Sale of Property and Equipment

In fiscal 2013, we had a pre-tax gain of approximately $1.9 million from the sale of an old store site. In fiscal 2012, we had a pre-tax net gain from the sale of property and equipment of approximately $0.6 million.

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)

Depreciation and Amortization

Depreciation and amortization expense in the first quarter of fiscal 2013 was $11.7 million compared to $11.4 million for the first quarter of fiscal 2012. Included in the first quarters of fiscal 2013 and fiscal 2012 cost of goods sold is $2.8 million and $2.7 million, respectively, of depreciation and amortization related to our warehousing and distribution activities.

Interest Income

Interest income was $23,000 and $36,000 for the first quarters of fiscal 2013 and fiscal 2012, respectively.

Interest Expense

Interest expense was $11.8 million for the first quarter of fiscal 2013 and $11.9 million in the first quarter of fiscal 2012.

Income Before Income Taxes

Income before income taxes amounted to $9.1 million and $15.1 million in the first quarters of fiscal 2013 and fiscal 2012, respectively.

Income Taxes

Income taxes amounted to $3.7 million and $6.1 million in the first quarters of fiscal 2013 and fiscal 2012, respectively.

Net Income

Net income for the first quarter of fiscal 2013 amounted to $5.4 million compared to $9.0 million in the first quarter of fiscal 2012.

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

As of December 30, 2012, we had approximately $59.9 million of outstanding letters of credit and we had approximately $40.1 million available under the revolving credit facility.

We had no short-term borrowings outstanding under our revolving credit facility as of December 30, 2012. We did not incur any short-term borrowings under our revolving credit facility in the first quarter of fiscal 2013.

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

The following table sets forth our contractual cash obligations and commercial commitments as of December 30, 2012.

	Contractual Cash Obligations (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term Loan due November 2014 (1)
Principal	$103,128	$13,232	$89,896	$—	$—
Interest	6,633	3,379	3,254	—	—

	109,761	16,611	93,150	—	—
7.75% Senior Notes due April 2015
Principal	285,000	—	285,000	—	—
Interest	55,219	22,088	33,131	—	—

	340,219	22,088	318,131	—	—
7.375% Senior Notes due November 2018
Principal	255,000	—	—	—	255,000
Interest	112,838	18,806	37,613	37,613	18,806

	367,838	18,806	37,613	37,613	273,806
Capital lease obligations (2)
Principal	2,133	1,236	879	18	—
Interest	222	173	49	—	—

	2,355	1,409	928	18	—
Post retirement benefit obligation (3)	5,929	5,929	N/A	N/A	N/A
Operating leases (2)	348,068	40,720	73,761	59,321	174,266

Total contractual cash obligations	$1,174,170	$105,563	$523,583	$96,952	$448,072

	Other Commercial Commitments (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit (4)	$59,858	$59,858	$—	$—	$—

Total other commercial commitments	$59,858	$59,858	$—	$—	$—

(1)

Included in our term loan principal payments of less than one year is $0.5 million of excess cash payment under the agreement that was paid on December 31, 2012. Interest on our Term Loan is based on the Eurodollar Rate plus 2.500%. After principal payments on our Term Loan of $2.3 million on December 31, 2013, our interest rates consisted of a ninety day rate of 2.811% on approximately $10.9 million and a twelve month rate of 3.344% on approximately $89.9 million. For purposes of contractual cash obligations shown here, we have assumed the 90 day and twelve month interest rates as of January 1, 2013 for the respective assumed short-term and long-term portions of our Term Loan.

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

STATER BROS. HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)

(3)

As of September 30, 2012, we had unfunded pension and other post retirement obligations of $46.3 million under our Retired Benefit Pension Plan and our Early Retiree Medical Reimbursement Plan. Since we cannot determine the specific periods in which the obligations will be funded, the table above reflects no amounts related to these obligations except for the amount of $5.9 million which we expect to contribute to the Plan during the remainder of fiscal 2013.

(4)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between February 2013 and December 2013.

Working capital amounted to $222.5 million at December 30, 2012 and $217.0 million at September 30, 2012, and our current ratios were 1.71:1 and 1.67:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.

Net cash used in operating activities for the thirteen weeks ended December 30, 2012 was $18.6 million and net cash provided by operating activities was $13.4 million for the thirteen weeks ended December 25, 2011. Significant uses of cash in operating activities in the first quarter of fiscal 2013 included increases in inventory levels to meet holiday demands and decreases in accrued liabilities primarily due to interest payments and timing of payments on payroll related liabilities.

Significant sources of cash from operating activities in the first quarter of fiscal 2012 included an increase in accounts payable offset by increases in inventory levels, to meet holiday sales demand, and a decrease in accrued interest due to the timing of interest payments.

As of December 30, 2012, we had the ability and right to pay a restricted payment, including dividends, of up to $13.3 million.

We believe that operating cash flows and current cash reserves will be sufficient to meet identified operating needs and scheduled capital expenditures for the next twelve months. However, we may elect to fund some capital expenditures through capital leases, operating leases or debt financing. There can be no assurance that such debt and lease financing will be available to us in the future.

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

DECEMBER 30, 2012

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2012. There were no material changes in our internal control over financial reporting during the first quarter of fiscal 2013.

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

In May of 2011, Markets was served with an action filed in the Superior Court of the State of California for the County of Riverside (“Harold F. Lunsford et al. v. Stater Bros. Markets”) seeking individual and potential class action damages including associated penalties for Markets’ alleged failure to provide meal periods, rest periods or compensation in lieu thereof and alleged failure to pay certain wages for terminated employees. On January 26, 2012, following a mediation, this case was settled which settlement was approved by the court. The full settlement amount was recorded in our consolidated financial statements for fiscal 2012 and the full amount was paid in fiscal 2013.

STATER BROS. HOLDINGS INC.

DECEMBER 30, 2012

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

DECEMBER 30, 2012

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

Date: February 12, 2013	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President,
and Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2013	/s/ David J. Harris
David J. Harris
Senior Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)