Form 10-Q
period 2013-03-31
STATER BROS HOLDINGS INC
filed 2013-05-14
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
As of May 13, 2013, there were issued and outstanding
33,179 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Sep 30, 2012	Mar 31, 2013
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$219,800	$236,804
Receivables, net of allowance of $1,323 and $1,323	37,427	43,242
Income tax receivable	10,475	3,962
Inventories	229,117	232,188
Prepaid expenses	17,221	18,831
Deferred income taxes, current portion	28,519	25,406
Note receivable, current portion	600	600
Total current assets	543,159	561,033
Property and equipment
Land	109,729	108,566
Buildings and improvements	582,282	585,458
Store fixtures and equipment	465,576	470,349
Property subject to capital leases	11,410	11,615
	1,168,997	1,175,988
Less accumulated depreciation and amortization	561,493	585,217
	607,504	590,771
Deferred income taxes, less current portion	41,945	46,566
Deferred debt issuance costs, net	8,397	7,278
Note receivable, less current portion	1,423	1,019
Other assets	5,894	5,922
	57,659	60,785
Total assets	$1,208,322	$1,212,589

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)

	Sep 30, 2012	Mar 31, 2013
		(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$147,544	$148,938
Accrued payroll and related expenses	103,918	90,942
Accrued interest	18,164	18,082
Other accrued liabilities	43,869	43,654
Current portion of capital lease obligations	1,242	1,160
Current portion of long-term debt	11,419	14,500
Total current liabilities	326,156	317,276
Long-term debt, less current portion	633,521	622,646
Capital lease obligations, less current portion	1,186	669
Long-term portion of self-insurance and other reserves	43,796	50,603
Long-term portion of deferred benefits	70,118	74,977
Accrued pension and other	50,923	51,749
Total liabilities	1,125,700	1,117,920
Commitments and contingencies
Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000, issued and outstanding shares - 0 in 2012 and 2013	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000, issued and outstanding shares - 33,179 in 2012 and 2013	—	—
Additional paid-in capital	8,437	8,437
Accumulated other comprehensive loss	(30,126)	(30,126)
Retained earnings	104,311	116,358
Total stockholder’s equity	82,622	94,669
Total liabilities and stockholder’s equity	$1,208,322	$1,212,589
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	Thirteen Weeks Ended
	Mar 25, 2012	Mar 31, 2013
Sales	$937,663	$961,896
Cost of goods sold	676,977	703,124
Gross profit	260,686	258,772
Operating expenses
Selling, general and administrative expenses	209,829	215,965
Loss on sale of property and equipment	27	6
Depreciation and amortization	11,371	11,566
Total operating expenses	221,227	227,537
Operating profit	39,459	31,235
Interest income	28	21
Interest expense	(11,735)	(11,768)
Income before income taxes	27,752	19,488
Income taxes	11,319	7,890
Net income and comprehensive income	$16,433	$11,598
Earnings per average common share outstanding	$486.70	$349.56
Average common shares outstanding	33,764	33,179

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	Twenty-Six Weeks Ended
	Mar 25, 2012	Mar 31, 2013
Sales	$1,898,387	$1,930,640
Cost of goods sold	1,378,020	1,421,139
Gross profit	520,367	509,501
Operating expenses
Selling, general and administrative expenses	431,700	436,044
Gain on sale of property and equipment	(612)	(1,927)
Depreciation and amortization	22,783	23,249
Total operating expenses	453,871	457,366
Operating profit	66,496	52,135
Interest income	64	44
Interest expense	(23,684)	(23,577)
Income before income taxes	42,876	28,602
Income taxes	17,433	11,555
Net income and comprehensive income	$25,443	$17,047
Earnings per average common share outstanding	$752.73	$513.79
Average common shares outstanding	33,801	33,179

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	Mar 25, 2012	Mar 31, 2013
Operating activities:
Net income	$25,443	$17,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,192	28,951
Amortization of debt issuance costs	1,131	1,119
Increase in deferred income taxes	(2,061)	(1,508)
Gain on disposals of assets	(612)	(1,927)
Changes in operating assets and liabilities:
Decrease in restricted cash	3,121	—
Increase in receivables	(3,166)	(5,815)
Decrease in income tax receivables	—	6,513
Increase in inventories	(652)	(3,071)
Increase in prepaid expenses	(711)	(1,610)
Increase in other assets	(8)	(28)
Increase (decrease) in accounts payable	(818)	1,394
Decrease in income taxes payable	(5,540)	—
Increase (decrease) in other accrued liabilities	2,895	(13,273)
Increase (decrease) in long-term liabilities	(761)	12,492
Net cash provided by operating activities	46,453	40,284
Investing activities:
Collections on note receivable	431	404
Purchase of property and equipment	(21,761)	(13,500)
Proceeds from sale of property and equipment	1,040	3,209
Net cash used in investing activities	(20,290)	(9,887)
Financing Activities:
Proceeds from capital lease financing	724	—
Principal payments on long-term debt	(32,810)	(7,794)
Principal payments on capital lease obligations	(173)	(599)
Stock redemption	(8,770)	—
Dividends paid	(5,000)	(5,000)
Net cash used in financing activities	(46,029)	(13,393)
Net increase (decrease) in cash and cash equivalents	(19,866)	17,004
Cash and cash equivalents at beginning of period	235,784	219,800
Cash and cash equivalents at end of period	$215,918	$236,804
Interest paid	$22,981	$22,557
Income taxes paid	$25,050	$6,550

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

Note 1 – Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended March 31, 2013 are not necessarily indicative of the results that may be experienced for the fiscal year ending September 29, 2013.
The consolidated balance sheet at September 30, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

Note 3 – Reclassifications
Certain amounts in prior periods have been reclassified to conform to current period financial statement presentation. For the thirteen and twenty-six weeks ended March 25, 2012, the Company reclassified approximately $(27) thousand and $0.6 million, respectively, from Other income (expense), net to Gain (loss) on sale of property and equipment in the Consolidated Statements of Income and Comprehensive Income. For the twenty-six weeks ended March 25, 2012 the Company reclassified approximately $0.7 million from Accounts payable to Other accrued liabilities in the Statements of Consolidated Cash Flows.

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
The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the twenty-six weeks ended March 31, 2013, there were no material changes to the amount of uncertain tax positions.
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
March 31, 2013

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
The following table provides the components of net periodic pension expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Mar 25, 2012	Mar 31, 2013	Mar 25, 2012	Mar 31, 2013
	(in thousands)
Expected return on assets	$(1,023)	$(1,176)	$(2,047)	$(2,352)
Service cost	976	1,229	1,951	2,458
Interest cost	1,091	1,115	2,183	2,229
Amortization of prior service cost	1	1	2	2
Amortization of recognized losses	529	725	1,057	1,451
Net pension expense	$1,574	$1,894	$3,146	$3,788

Actuarial assumptions used to determine net pension expense were:
Discount rate	4.50%	3.70%	4.50%	3.70%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.00%	6.50%	6.00%

The Company contributed approximately $1.6 million to the Plan in the twenty-six weeks ended March 31, 2013 and the Company expects to contribute $5.9 million during the remainder of fiscal 2013.

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
During the twenty-six weeks ended March 31, 2013, the Company made principal payments on the term loan of approximately $7.8 million which consisted of a contractual quarterly principal payment of $7.3 million and an excess cash payment of $0.5 million.
As of March 31, 2013, the interest rates on the Term Loan are based on the Eurodollar Rate and consisted of a ninety day rate of approximately 2.811% on approximately $7.2 million of outstanding principal amount and a twelve month rate of approximately 3.344% on approximately $89.9 million of outstanding principal amount.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

Note 7 – Credit Facility (contd.)
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
As of March 31, 2013, the Company and Markets were in compliance with all restrictive financial covenants under the Credit Facility.
As of March 31, 2013, the Company had $59.9 million of outstanding letters of credit and had $40.1 million available under the Credit Facility.
The Company had no borrowings outstanding under the Revolving Credit Facility as of March 31, 2013 and the Company did not incur any borrowings under the Revolving Credit Facility during the twenty-six weeks ended March 31, 2013.

Note 8 – Senior Notes and Subsidiary Guarantee
As of March 31, 2013, the Company had $285.0 million outstanding of the 7.75% Senior Notes and $255.0 million outstanding of the 7.375% Senior Notes, collectively (the “Notes”).
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

Note 10 – Note Receivable
During the construction of the Company’s corporate offices and distribution center, the Company paid for certain construction costs at the Company’s Support Services building which were the responsibility of the Inland Valley Development Agency (the “IVDA”). These costs, which included the construction of an exterior wall of the building and asbestos removal, were needed before the building was habitable. The Company agreed to expend the funds on behalf of the IVDA with the understanding that the IVDA would reimburse these funds after the completion of construction. During fiscal 2011, Markets and the IVDA agreed on the reimbursement amount and the IVDA executed a note for the reimbursement. The note bears an interest rate of 4.0% per annum and has a maturity date of April 2015 and includes quarterly principal and interest payments.

Note 11 – Dividends and Stock Redemption
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
As of March 31, 2013, the Company had the ability and right to make restricted payments, including dividends, of $19.1 million.

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
Long-Term Debt
The fair value of the 7.75% Senior Notes and the 7.375% Senior Notes are determined based on observable inputs that are corroborated by market data (Level 2 as defined by ASC Topic 820, “Fair Value Measurements and Disclosures”). Although market quotes for the fair value of the Company’s Term Loan are not readily available, the Company believes its stated value approximates fair value.
As of March 31, 2013, the estimated fair value of the Company’s Long-Term Debt was $660.7 million.

Note 13 - Recently Issued Accounting Pronouncements
ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (”ASU 2013-02”), was issued in February 2013. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. ASU No. 2013-12 is effective for fiscal years, and interim periods within those years beginning after December 15, 2012. Early adoption is permitted. The Company will adopt ASU No. 2013-02 commencing in the first quarter of fiscal 2014. The adoption of ASU No. 2013-02 is not expected to have an impact on the condensed consolidated financial statements.

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

AVAILABLE INFORMATION
We file quarterly and annual reports electronically with the Securities and Exchange Commission (“SEC”) under forms 10-Q and 10-K and we file current reports on form 8-K and amendments to these reports. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. These electronic files can be found at the SEC’s website at http://www.sec.gov. The public may read and copy any of our reports filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330.

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
During these tough economic times, our strategy is to retain customer counts by providing our customers with value and exceptional service on their visits to our stores. In order to retain and grow customers in this current economic environment, we have not passed on all cost of inflation to our customers. This strategy combined with continued and increasing competitive pressures has caused our gross profit margins to be reduced. We believe it is better to sacrifice short-term margins in order to retain our customers so that when our local economy does turn around we will still have them as customers.
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

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales and Gross Profit

	Thirteen Weeks Ended		Change
	March 25, 2012	March 31, 2013	2013 to 2012
(in thousands)			Dollar	%
Sales	$937,663	$961,896	$24,233	2.58%
Gross Profit	$260,686	$258,772	$(1,914)	(0.73)%
as a % of sales	27.80%	26.90%

	Twenty-Six Weeks Ended		Change
	March 25, 2012	March 31, 2013	2013 to 2012
(in thousands)			Dollar	%
Sales	$1,898,387	$1,930,640	$32,253	1.70%
Gross Profit	$520,367	$509,501	$(10,866)	(2.09)%
as a % of sales	27.41%	26.39%
Sales
Our sales increased $24.2 million and $32.3 million for our thirteen and twenty-six week periods ended March 31, 2013, respectively, compared to the same periods ended March 25, 2012. Sales in the current year periods were effected by the Easter holiday that fell in the second quarter in the current year and in the third quarter of the prior year. We estimate that the Easter holiday increased net sales in the current year's periods by approximately $11.3 million. Without the effect of the Easter holiday sales, we estimate that our sales would have increased $12.9 million and $20.9 million, respectively, in the thirteen and twenty-six week periods of fiscal 2013 compared to the same periods of the prior year.
Like Store Sales
We calculate like store sales by comparing year-to-year sales for stores that are opened in both years. For stores that were not opened for the entire previous year periods, we only include the current year’s weekly sales that correspond to the weeks the stores were opened in the previous year. For stores that have been closed, we only include the prior year’s weekly sales that correspond to the weeks the stores were opened in the current year. For replacement stores, we include sales for the entire year for both the replaced and replacement store in our like store sales calculation.
Like store sales are affected by various factors including, but not limited to, inflation and deflation, promotional discounting, customer traffic, buying trends, pricing pressures from competitors and competitive openings and closings.
Our like store sales, excluding the affect of the Easter holiday, for second quarter of fiscal 2013 increased $12.9 million or 1.38% over the same period of the prior year. Like stores sales for the twenty-six weeks ended March 31, 2013 increased $20.9 million or 1.10% over the twenty-six weeks ended March 25, 2012.
Gross Profit
Gross profit margin, as a percentage of sales, in the second quarter of fiscal 2013 decreased 90 basis points to 26.90% from 27.80% in the second quarter of fiscal 2012. Year-to-date gross profit margin, as a percentage of sales, for fiscal 2013 was 26.39% a decrease of 102 basis points from prior year's year-to-date gross profit margin of 27.41%. The decrease in gross profit margins for the thirteen and twenty-six week periods of fiscal 2013 follows a trend begun in the third quarter of fiscal 2012 of reduced gross margin percentages. Due to competitive pressures and our desire to retain customers, we have elected not to fully pass the effect of cost inflation we have experienced to our customers. We anticipate that the current economic conditions and competitive pressures will limit our ability to pass on price increases which will continue to put pressure on our gross margins for the foreseeable future.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)
Operating Expenses and Operating Profit

	Thirteen Weeks Ended		Change
	March 25, 2012	March 31, 2013	2013 to 2012
(in thousands)			Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$209,829	$215,965	$6,136	2.92%
as a % of sales	22.38%	22.45%
Loss on sale of property and equipment	$27	$6	$(21)	(77.78)%
as a % of sales	—%	—%
Depreciation and amortization	$11,371	$11,566	$195	1.71%
as a % of sales	1.21%	1.20%
Operating profit	$39,459	$31,235	$(8,224)	(20.84)%
as a % of sales	4.21%	3.25%

	Twenty-Six Weeks Ended		Change
	March 25, 2012	March 31, 2013	2013 to 2012
(in thousands)			Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$431,700	$436,044	$4,344	1.01%
as a % of sales	22.74%	22.59%
Gain on sale of property and equipment	$(612)	$(1,927)	$(1,315)	214.87%
as a % of sales	(0.03)%	(0.10)%
Depreciation and amortization	$22,783	$23,249	$466	2.05%
as a % of sales	1.20%	1.20%
Operating profit	$66,496	$52,135	$(14,361)	(21.60)%
as a % of sales	3.50%	2.70%

Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of sales, were 22.45% for the thirteen weeks ended March 31, 2013 and were 22.38% for the thirteen weeks ended March 25, 2012. Selling, general and administrative expenses, as a percentage of sales, were 22.59% for the twenty-six weeks ended March 31, 2013 compared to 22.74% for the year-to-date period of the prior year.
Gain on Sale of Property and Equipment
In fiscal 2013, we had a pre-tax gain of approximately $1.9 million from the sale of an old store site. In fiscal 2012, we had a pre-tax net gain from the sale of property and equipment of approximately $0.6 million.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)
Depreciation and Amortization
Depreciation and amortization expense in the second quarter of fiscal 2013 was $11.6 million compared to $11.4 million for the second quarter of fiscal 2012. Depreciation and amortization for the twenty-six weeks of fiscal 2013 and fiscal 2012 was $23.2 million and $22.8 million, respectively. Included in cost of goods sold is depreciation and amortization related to our warehouse and distribution activities. The amount included in cost of goods sold in the second quarters of fiscal 2013 and fiscal 2012 was $2.9 million and $2.7 million, respectively, and for the twenty-six weeks of fiscal 2013 and fiscal 2012 was $5.7 million and $5.4 million, respectively.
Interest Income
Interest income was $21 thousand and $28 thousand for the second quarters of fiscal 2013 and fiscal 2012, respectively. Interest income for the twenty-six weeks ended March 31, 2013 and March 25, 2012 was $44 thousand and $64 thousand, respectively.
Interest Expense
Interest expense was $11.8 million for the second quarter of fiscal 2013 and $11.7 million in the second quarter of fiscal 2012. For the twenty-six week periods ended March 31, 2013 and March 25, 2012, interest expense was $23.6 million and $23.7 million, respectively. Included as a reduction in interest expense was capitalized interest related to construction of new stores of $17 thousand and $144 thousand for the second quarters of fiscal 2013 and fiscal 2012, respectively, and $17 thousand and $241 thousand for the twenty-six weeks ended March 31, 2013 and March 25, 2012, respectively.
Income Before Income Taxes
Income before income taxes amounted to $19.5 million and $27.8 million in the second quarters of fiscal 2013 and fiscal 2012, respectively, and was $28.6 million and $42.9 million for the twenty-six week periods of fiscal 2013 and fiscal 2012, respectively.
Income Taxes
Income taxes amounted to $7.9 million and $11.3 million in the second quarters of fiscal 2013 and fiscal 2012, respectively, and amount to $11.6 million and $17.4 million for the twenty-six week periods of fiscal 2013 and fiscal 2012, respectively.
Net Income
Net income for the second quarter of fiscal 2013 amounted to $11.6 million compared to $16.4 million in the second quarter of fiscal 2012. Net income for the twenty-six weeks ended March 31, 2013 and March 25, 2012 was $17.0 million and $25.4 million, respectively.

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
As of March 31, 2013, we had approximately $59.9 million of outstanding letters of credit and we had approximately $40.1 million available under the revolving credit facility.
We had no short-term borrowings outstanding under our revolving credit facility as of March 31, 2013. We did not incur any short-term borrowings under our revolving credit facility in the twenty-six weeks of fiscal 2013.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth our contractual cash obligations and commercial commitments as of March 31, 2013.

	Contractual Cash Obligations (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term Loan due November 2014 (1)
Principal	$97,146	$14,500	$82,646	$—	$—
Interest	5,610	3,823	1,787	—	—
	102,756	18,323	84,433	—	—
7.75% Senior Notes due April 2015
Principal	285,000	—	285,000	—	—
Interest	55,219	22,088	33,131	—	—
	340,219	22,088	318,131	—	—
7.375% Senior Notes due November 2018
Principal	255,000	—	—	—	255,000
Interest	112,838	18,806	37,613	37,613	18,806
	367,838	18,806	37,613	37,613	273,806
Capital lease obligations (2)
Principal	1,829	1,160	667	2	—
Interest	162	129	33	—	—
	1,991	1,289	700	2	—
Post retirement benefit obligation (3)	5,929	5,929	N/A	N/A	N/A
Operating leases (2)	340,033	40,099	73,709	58,731	167,494
Total contractual cash obligations	$1,158,766	$106,534	$514,586	$96,346	$441,300
	Other Commercial Commitments (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit (4)	$59,858	$59,858	$—	$—	$—
Total other commercial commitments	$59,858	$59,858	$—	$—	$—

(1)
As of March 31, 2013, interest on our Term Loan is based on the Eurodollar Rate plus 2.500% and consisted of a ninety day rate of 2.811% on approximately $7.2 million and a twelve month rate of 3.344% on approximately $89.9 million. For purposes of contractual cash obligations shown here, we have assumed the ninety day and twelve month interest rates as of March 31, 2013 for the respective assumed short-term and long-term portions of our Term Loan.

(2)
We lease the majority of our retail stores. We have subleased our former headquarters building and certain former distribution facilities located in Colton, California under an initial fifteen year term for an amount equal to our lease payment. For purposes of contractual cash obligations shown here, minimum lease payments on this lease are shown without sub-lease offsets. Certain of our operating leases provide for minimum annual payments that change over the primary term of the lease. For purposes of contractual cash obligations shown here, contractual step increases or decreases are shown in the period they are due. Certain leases provide for additional rents based on sales. Primary lease terms range from three to fifty-five years and substantially all leases provide for renewal options.

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

(4)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between September 2013 and February 2014.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $243.8 million at March 31, 2013 and $217.0 million at September 30, 2012, and our current ratios were 1.77:1 and 1.67:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for the twenty-six weeks ended March 31, 2013 was $40.3 million and $46.5 million for the twenty-six weeks ended March 25, 2012. A significant source of cash from operating activities in the twenty-six weeks of fiscal 2013 and fiscal 2012 was net income before the effect of non-cash depreciation and amortization.
As of March 31, 2013, we had the ability and right to pay a restricted payment, including dividends, of up to $19.1 million.
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
MARCH 31, 2013

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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013. There were no material changes in our internal control over financial reporting during the thirteen and twenty-six weeks ended March 31, 2013.
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
MARCH 31, 2013

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
MARCH 31, 2013

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

Date:	May 13, 2013	/s/ Jack H. Brown
Jack H. Brown Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date:	May 13, 2013	/s/ David J. Harris
David J. Harris Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)