Form 10-Q
period 2013-06-30
STATER BROS HOLDINGS INC
filed 2013-08-14
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of August 13, 2013, there were issued and outstanding
32,521 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Sep 30, 2012	Jun 30, 2013
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$219,800	$228,571
Receivables, net of allowance of $1,323 and $1,077	37,427	36,627
Income tax receivable	10,475	—
Inventories	229,117	234,428
Prepaid expenses	17,221	16,079
Deferred income taxes, current portion	28,519	25,401
Note receivable, current portion	600	600
Total current assets	543,159	541,706
Property and equipment
Land	109,729	110,343
Buildings and improvements	582,282	597,455
Store fixtures and equipment	465,576	469,872
Property subject to capital leases	11,410	11,615
	1,168,997	1,189,285
Less accumulated depreciation and amortization	(561,493)	(594,913)
	607,504	594,372
Deferred income taxes, less current portion	41,945	47,326
Deferred debt issuance costs, net	8,397	6,723
Note receivable, less current portion	1,423	816
Other assets	5,894	5,921
	57,659	60,786
Total assets	$1,208,322	$1,196,864

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)

	Sep 30, 2012	Jun 30, 2013
		(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$147,544	$152,403
Accrued payroll and related expenses	103,918	92,173
Accrued income taxes	—	2,791
Accrued interest	18,164	7,805
Other accrued liabilities	43,869	35,785
Current portion of capital lease obligations	1,242	979
Current portion of long-term debt	11,419	10,875
Total current liabilities	326,156	302,811
Long-term debt, less current portion	633,521	622,646
Capital lease obligations, less current portion	1,186	535
Long-term portion of self-insurance and other reserves	43,796	51,743
Long-term portion of deferred benefits	70,118	70,721
Accrued pension and other	50,923	52,552
Total liabilities	1,125,700	1,101,008
Commitments and contingencies
Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000, issued and outstanding shares - 0 in 2012 and 2013	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000, issued and outstanding shares - 33,179 in 2012 and 32,521 in 2013	—	—
Additional paid-in capital	8,437	8,270
Accumulated other comprehensive loss	(30,126)	(30,126)
Retained earnings	104,311	117,712
Total stockholder’s equity	82,622	95,856
Total liabilities and stockholder’s equity	$1,208,322	$1,196,864
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	Thirteen Weeks Ended
	Jun 24, 2012	Jun 30, 2013
Sales	$949,772	$968,761
Cost of goods sold	698,550	711,087
Gross profit	251,222	257,674
Operating expenses (income)
Selling, general and administrative expenses	216,330	218,779
Gain on sale of property and equipment	(326)	(611)
Depreciation and amortization	11,350	11,329
Total operating expenses	227,354	229,497
Operating profit	23,868	28,177
Interest income	25	19
Interest expense	(11,630)	(11,478)
Income before income taxes	12,263	16,718
Income taxes	4,985	6,761
Net income and comprehensive income	$7,278	$9,957
Earnings per average common share outstanding	$219.36	$301.69
Average common shares outstanding	33,179	33,004

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	Thirty-Nine Weeks
	Jun 24, 2012	Jun 30, 2013
Sales	$2,848,159	$2,899,401
Cost of goods sold	2,076,570	2,132,226
Gross profit	771,589	767,175
Operating expenses (income)
Selling, general and administrative expenses	648,032	654,823
Gain on sale of property and equipment	(940)	(2,538)
Depreciation and amortization	34,133	34,578
Total operating expenses	681,225	686,863
Operating profit	90,364	80,312
Interest income	89	63
Interest expense	(35,314)	(35,055)
Income before income taxes	55,139	45,320
Income taxes	22,418	18,316
Net income and comprehensive income	$32,721	$27,004
Earnings per average common share outstanding	$974.04	$815.31
Average common shares outstanding	33,593	33,121

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirty-Nine Weeks
	Jun 24, 2012	Jun 30, 2013
Operating activities:
Net income	$32,721	$27,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,273	43,156
Amortization of debt issuance costs	1,691	1,674
Increase in deferred income taxes	(4,802)	(2,263)
Gain on disposals of assets	(940)	(2,538)
Changes in operating assets and liabilities:
Decrease in restricted cash	3,121	—
(Increase) decrease in receivables	(2,706)	800
Decrease in income tax receivables	—	10,475
(Increase) decrease in inventories	5,696	(5,311)
Decrease in prepaid expenses	376	1,142
Increase in other assets	(10)	(27)
Increase (decrease) in accounts payable	(437)	4,859
Increase (decrease) in accrued income taxes	(3,715)	2,791
Decrease in other accrued liabilities	(12,762)	(30,188)
Increase in long-term liabilities	3,181	10,179
Net cash provided by operating activities	63,687	61,753
Investing activities:
Collections on note receivable	545	607
Purchase of property and equipment	(30,008)	(31,315)
Proceeds from sale of property and equipment	1,574	3,829
Net cash used in investing activities	(27,889)	(26,879)
Financing Activities:
Proceeds from capital lease financing	724	—
Principal payments on long-term debt	(34,622)	(11,419)
Principal payments on capital lease obligations	(437)	(914)
Stock redemption	(8,770)	(8,770)
Dividends paid	(5,000)	(5,000)
Net cash used in financing activities	(48,105)	(26,103)
Net increase (decrease) in cash and cash equivalents	(12,307)	8,771
Cash and cash equivalents at beginning of period	235,784	219,800
Cash and cash equivalents at end of period	$223,477	$228,571
Interest paid	$44,505	$43,865
Income taxes paid	$30,950	$7,313

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

Note 1 – Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended June 30, 2013 are not necessarily indicative of the results that may be experienced for the fiscal year ending September 29, 2013.
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

Note 3 – Reclassifications
Certain amounts in prior periods have been reclassified to conform to current period financial statement presentation. For the thirteen and thirty-nine weeks ended June 24, 2012, the Company reclassified approximately $0.3 million and $0.9 million, respectively, from "Other income, net" to "Gain on sale of property and equipment" in the Consolidated Statements of Income and Comprehensive Income. For the thirty-nine weeks ended June 24, 2012, the Company reclassified approximately $0.2 million from "Accounts payable" to "Other accrued liabilities" in the Statements of Consolidated Cash Flows.

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
The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the thirty-nine weeks ended June 30, 2013, there were no material changes to the amount of uncertain tax positions.
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
June 30, 2013

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
The following table provides the components of net periodic pension expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks
	Jun 24, 2012	Jun 30, 2013	Jun 24, 2012	Jun 30, 2013
	(in thousands)
Expected return on assets	$(1,024)	$(1,150)	$(3,071)	$(3,502)
Service cost	975	1,209	2,926	3,667
Interest cost	1,092	1,130	3,275	3,359
Amortization of prior service cost	—	—	2	2
Amortization of recognized losses	528	789	1,585	2,240
Net pension expense	$1,571	$1,978	$4,717	$5,766

Actuarial assumptions used to determine net pension expense were:
Discount rate	4.50%	3.70%	4.50%	3.70%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	6.50%	6.00%	6.50%	6.00%

The Company contributed approximately $2.6 million to the Plan in the thirty-nine weeks ended June 30, 2013 and the Company expects to contribute an additional $5.0 million during the remainder of fiscal 2013.

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
During the thirty-nine weeks ended June 30, 2013, the Company made principal payments on the term loan of approximately $11.4 million which consisted of a contractual quarterly principal payment of $10.9 million and an excess cash payment of approximately $0.5 million.
As of June 30, 2013, the interest rates on the Term Loan are based on the Eurodollar Rate and consisted of a ninety day rate of approximately 2.778% on approximately $3.6 million of outstanding principal amount and a twelve month rate of approximately 3.344% on approximately $89.9 million of outstanding principal amount.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

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
As of June 30, 2013, the Company and Markets were in compliance with all restrictive financial covenants under the Credit Facility.
As of June 30, 2013, the Company had $59.9 million of outstanding letters of credit and had $40.1 million available under the Credit Facility.
The Company had no borrowings outstanding under the Revolving Credit Facility as of June 30, 2013 and the Company did not incur any borrowings under the Revolving Credit Facility during the thirty-nine weeks ended June 30, 2013.

Note 8 – Senior Notes and Subsidiary Guarantee
As of June 30, 2013, the Company had $285.0 million outstanding of the 7.75% Senior Notes and $255.0 million outstanding of the 7.375% Senior Notes, collectively (the “Notes”).
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

Note 9 – Litigation Matters
In the ordinary course of business, the Company is party to various legal actions which it believes are incidental to the operation of its business and the business of its subsidiaries. The Company records an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. The Company believes that the outcome of such legal proceedings to which it is currently a party will not have a material effect upon its consolidated financial statements.
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

Note 10 – Dividends and Stock Redemption
On December 23, 2011, the Company paid a $5.0 million dividend to La Cadena Investments (“La Cadena”), the sole shareholder of the Company and on December 27, 2012, the Company paid a $5.0 million dividend to La Cadena.
On March 16, 2012, the Company redeemed 658 shares of its class A Common Stock for approximately $8.8 million. The redemption was for shares held by two trusts created under the Moseley Family Revocable Trust (the "Moseley Trusts") which La Cadena had distributed to the Moseley Trusts prior to the redemption of the shares.
On June 13, 2013, the Company redeemed 658 shares of its class A Common Stock for approximately $8.8 million. The redemption was for shares held by the Moseley Trusts which La Cadena had distributed to the Moseley Trusts prior to the redemption of the shares.
As of June 30, 2013, the Company had the ability and right to make restricted payments, including dividends, of $15.3 million.

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
As of June 30, 2013, the estimated fair value of the Company’s Long-Term Debt was $649.5 million.

Note 12 - Recently Issued Accounting Pronouncements
ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (”ASU 2013-02”), was issued in February 2013. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. ASU No. 2013-12 is effective for fiscal years, and interim periods within those years beginning after December 15, 2012. Early adoption is permitted. The Company will adopt ASU No. 2013-02 commencing in the first quarter of fiscal 2014. The adoption of ASU No. 2013-02 is not expected to have a material impact on the condensed consolidated financial statements.

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

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales and Gross Profit

	Thirteen Weeks Ended		Change
	June 24, 2012	June 30, 2013	2013 to 2012
(in thousands)			Dollar	%
Sales	$949,772	$968,761	$18,989	2.00%
Gross Profit	$251,222	$257,674	$6,452	2.57%
as a % of sales	26.45%	26.60%

	Thirty-Nine Weeks		Change
	June 24, 2012	June 30, 2013	2013 to 2012
(in thousands)			Dollar	%
Sales	$2,848,159	$2,899,401	$51,242	1.80%
Gross Profit	$771,589	$767,175	$(4,414)	(0.57)%
as a % of sales	27.09%	26.46%
Sales
Our sales increased $19.0 million and $51.2 million for our thirteen and thirty-nine week periods ended June 30, 2013, respectively, compared to the same periods ended June 24, 2012. Sales in the prior year third quarter were effected by the Easter holiday that fell in the second quarter in the current year and in the third quarter of the prior year. We estimate that the Easter holiday increased net sales in the prior year third quarter by approximately $10.8 million. Without the effect of the Easter holiday sales, we estimate that our sales would have increased $29.8 million and $51.2 million, respectively, in the thirteen and thirty-nine week periods of fiscal 2013 compared to the same periods of the prior year.
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
Our like store sales, excluding the effect of the Easter holiday for third quarter of fiscal 2012, increased $29.8 million or 3.18% over the same period of the prior year. Like stores sales for the thirty-nine weeks ended June 30, 2013 increased $51.2 million or 1.80% over the thirty-nine weeks ended June 24, 2012.
Gross Profit
Gross profit margin, as a percentage of sales, in the third quarter of fiscal 2013 increased 15 basis points to 26.60% from 26.45% in the third quarter of fiscal 2012. Year-to-date gross profit margin, as a percentage of sales, for fiscal 2013 was 26.46% a decrease of 63 basis points from prior year's year-to-date gross profit margin of 27.09%. Due to competitive pressures and our desire to retain customers, we have elected not to fully pass the effect of cost inflation we have experienced to our customers. This strategy has caused our year to date fiscal 2013 gross profit to be lower than the same period of the prior year. In the third quarter of fiscal 2013, our gross profit margins are somewhat higher than the same period of the prior year. We anticipate that the current economic conditions and competitive pressures will limit our ability to pass on price increases which will continue to put pressure on our gross margins for the foreseeable future.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)
Operating Expenses and Operating Profit

	Thirteen Weeks Ended		Change
	June 24, 2012	June 30, 2013	2013 to 2012
(in thousands)			Dollar	%
Operating Expenses (Income):
Selling, general and administrative expenses	$216,330	$218,779	$2,449	1.13%
as a % of sales	22.78%	22.58%
Gain on sale of property and equipment	$(326)	$(611)	$(285)	87.42%
as a % of sales	(0.03)%	(0.06)%
Depreciation and amortization	$11,350	$11,329	$(21)	(0.19)%
as a % of sales	1.20%	1.17%
Operating profit	$23,868	$28,177	$4,309	18.05%
as a % of sales	2.51%	2.91%

	Thirty-Nine Weeks		Change
	June 24, 2012	June 30, 2013	2013 to 2012
(in thousands)			Dollar	%
Operating Expenses (Income):
Selling, general and administrative expenses	$648,032	$654,823	$6,791	1.05%
as a % of sales	22.75%	22.58%
Gain on sale of property and equipment	$(940)	$(2,538)	$(1,598)	170.00%
as a % of sales	(0.03)%	(0.09)%
Depreciation and amortization	$34,133	$34,578	$445	1.30%
as a % of sales	1.20%	1.19%
Operating profit	$90,364	$80,312	$(10,052)	(11.12)%
as a % of sales	3.17%	2.77%

Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of sales, were 22.58% for the thirteen weeks ended June 30, 2013 and were 22.78% for the thirteen weeks ended June 24, 2012. Selling, general and administrative expenses, as a percentage of sales, were 22.58% for the thirty-nine weeks ended June 30, 2013 compared to 22.75% for the year-to-date period of the prior year.
Gain on Sale of Property and Equipment
In fiscal 2013, we had a pre-tax gain from the sale of property and equipment of approximately $2.5 million which included a pre-tax gain of approximately $2.0 million from the sale of an old store site and a pre-tax gain of approximately $0.5 million from the sale of a parcel at an existing store site. In fiscal 2012, we had a pre-tax net gain from the sale of property and equipment of approximately $0.9 million.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)
Depreciation and Amortization
Depreciation and amortization expense in the third quarter of fiscal 2013 was $11.3 million compared to $11.4 million for the third quarter of fiscal 2012. Depreciation and amortization for the thirty-nine weeks of fiscal 2013 and fiscal 2012 was $34.6 million and $34.1 million, respectively. Included in cost of goods sold is depreciation and amortization related to our warehouse and distribution activities. The amount included in cost of goods sold in the third quarters of fiscal 2013 and fiscal 2012 was $2.9 million and $2.7 million, respectively, and for the thirty-nine weeks of fiscal 2013 and fiscal 2012 was $8.6 million and $8.1 million, respectively.
Interest Income
Interest income was $19 thousand and $25 thousand for the third quarters of fiscal 2013 and fiscal 2012, respectively. Interest income for the thirty-nine weeks ended June 30, 2013 and June 24, 2012 was $63 thousand and $89 thousand, respectively.
Interest Expense
Interest expense was $11.5 million for the third quarter of fiscal 2013 and $11.6 million in the third quarter of fiscal 2012. For the thirty-nine week periods ended June 30, 2013 and June 24, 2012, interest expense was $35.1 million and $35.3 million, respectively. Included as a reduction in interest expense was capitalized interest related to construction of new stores of $107 thousand and $103 thousand for the third quarters of fiscal 2013 and fiscal 2012, respectively, and $124 thousand and $344 thousand for the thirty-nine weeks ended June 30, 2013 and June 24, 2012, respectively.
Income Before Income Taxes
Income before income taxes amounted to $16.7 million and $12.3 million in the third quarters of fiscal 2013 and fiscal 2012, respectively, and was $45.3 million and $55.1 million for the thirty-nine week periods of fiscal 2013 and fiscal 2012, respectively.
Income Taxes
Income taxes amounted to $6.8 million and $5.0 million in the third quarters of fiscal 2013 and fiscal 2012, respectively, and amounted to $18.3 million and $22.4 million for the thirty-nine week periods of fiscal 2013 and fiscal 2012, respectively.
Net Income
Net income for the third quarter of fiscal 2013 amounted to $10.0 million compared to $7.3 million in the third quarter of fiscal 2012. Net income for the thirty-nine weeks ended June 30, 2013 and June 24, 2012 was $27.0 million and $32.7 million, respectively.

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
As of June 30, 2013, we had approximately $59.9 million of outstanding letters of credit and we had approximately $40.1 million available under the revolving credit facility.
We had no short-term borrowings outstanding under our revolving credit facility as of June 30, 2013. We did not incur any short-term borrowings under our revolving credit facility in the thirty-nine weeks of fiscal 2013.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth our contractual cash obligations and commercial commitments as of June 30, 2013.

	Contractual Cash Obligations (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term Loan due November 2014 (1)
Principal	$93,521	$10,875	$82,646	$—	$—
Interest	4,798	3,012	1,786	—	—
	98,319	13,887	84,432	—	—
7.75% Senior Notes due April 2015
Principal	285,000	—	285,000	—	—
Interest	44,176	22,088	22,088	—	—
	329,176	22,088	307,088	—	—
7.375% Senior Notes due November 2018
Principal	255,000	—	—	—	255,000
Interest	103,435	18,806	37,613	37,613	9,403
	358,435	18,806	37,613	37,613	264,403
Capital lease obligations (2)
Principal	1,514	979	535	—	—
Interest	112	90	22	—	—
	1,626	1,069	557	—	—
Post retirement benefit obligation (3)	4,987	4,987	N/A	N/A	N/A
Operating leases (2)	340,108	40,692	76,138	60,980	162,298
Total contractual cash obligations	$1,132,651	$101,529	$505,828	$98,593	$426,701
	Other Commercial Commitments (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit (4)	$59,858	$59,858	$—	$—	$—
Total other commercial commitments	$59,858	$59,858	$—	$—	$—

(1)
As of June 30, 2013, interest on our Term Loan is based on the Eurodollar Rate plus 2.500% and consisted of a ninety day rate of 2.778% on approximately $3.6 million and a twelve month rate of 3.344% on approximately $89.9 million. For purposes of contractual cash obligations shown here, we have assumed the ninety day and twelve month interest rates as of June 30, 2013 for the respective assumed short-term and long-term portions of our Term Loan.

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

(3)
As of September 30, 2012, we had unfunded pension and other post retirement obligations of $46.3 million under our Retired Benefit Pension Plan and our Early Retiree Medical Reimbursement Plan. Since we cannot determine the specific periods in which the obligations will be funded, the table above reflects no amounts related to these obligations except for the amount of $5.0 million which we expect to contribute to the Plan during the remainder of fiscal 2013.

(4)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between September 2013 and February 2014.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $238.9 million at June 30, 2013 and $217.0 million at September 30, 2012, and our current ratios were 1.79:1 and 1.67:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for the thirty-nine weeks ended June 30, 2013 was $61.8 million and $63.7 million for the thirty-nine weeks ended June 24, 2012. A significant source of cash from operating activities in the thirty-nine weeks of fiscal 2013 and fiscal 2012 was net income before the effect of non-cash depreciation and amortization.
As of June 30, 2013, we had the ability and right to pay a restricted payment, including dividends, of up to $15.3 million.
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
June 30, 2013

PART I - FINANCIAL INFORMATION (contd.)

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are subject to interest rate risk on our fixed interest rate debt obligations. Our fixed rate debt obligations are comprised of our Term Loan due November 2014, our 7.75% Senior Notes due April 2015, our 7.375% Senior Notes due November 2018 and capital lease obligations. In general, the fair value of fixed rate debt will increase as the market rate of interest decreases and will decrease as the market rate of interest increases. While interest rate changes will impact the market value risk of our Notes, such changes in the market value of our Notes do not affect our earnings or cash flows. Our earnings and our cash flows may be affected to the extent the interest rates on our Term Loan change at each interest rate renewal period. We have not engaged in any interest rate swap agreements, derivative financial instruments or other type of financial transactions to manage interest rate risk.

Item 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013. There were no material changes in our internal control over financial reporting during the thirteen and thirty-nine weeks ended June 30, 2013.
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
In the ordinary course of business, we are party to various legal actions which we believe are incidental to the operation of our business and the business of our subsidiaries. We record an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. We believe that the outcome of such legal proceedings to which we are currently a party will not have a material effect upon our consolidated financial statements.
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
June 30, 2013

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
June 30, 2013

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

Date:	August 13, 2013	/s/ Jack H. Brown
Jack H. Brown Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2013	/s/ David J. Harris
David J. Harris Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)