Form 10-K
period 2013-09-29
STATER BROS HOLDINGS INC
filed 2013-12-18
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 29, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from            to
Commission file number 001-13222
_________________________________________________________
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
_________________________________________________________
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
Number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of December 17, 2013 – Class A Common Stock – 32,521 shares.
_________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
None

STATER BROS. HOLDINGS INC.
FORM 10-K

PART I

Item 1.	Business
General
As of December 17, 2013, Stater Bros. Holdings Inc. (“Holdings” or the “Company”) through our wholly-owned subsidiary, Stater Bros. Markets (“Markets”), operated a chain of 167 supermarkets located throughout Southern California one of which we opened in the first quarter of fiscal 2014. We provide our customers with high quality grocery, health and general merchandise products at everyday low prices while providing the highest level of customer service. As of December 17, 2013, all of our stores have expanded selection of produce and full-service meat departments, 155 have service deli departments, 93 have bakery departments, 89 have full-service seafood departments and 27 have pharmacies. We believe our service departments, along with our high level of customer service, creates a shopping experience that maintains customer loyalty and distinguishes us from other supermarket chains. The legal entity for our in-store pharmacies is Super Rx, Inc. (“Super Rx”), a wholly-owned subsidiary of Markets. Stater Bros. Development, Inc. (“Development”), a wholly-owned subsidiary of the Company, is the general contractor for the construction of our new stores and our store remodels.
Holdings was incorporated in Delaware in 1989 and has, through Markets and its predecessor companies, operated supermarkets in Southern California since 1936 when the first Stater Bros. Market opened in Yucaipa, California. As of September 29, 2013, the total square footage of our supermarkets is approximately 5.8 million square feet including approximately 4.1 million square feet of selling area. We have grown our business through construction of new stores and through strategic acquisitions.
We utilize a centralized Distribution Center that provides our supermarkets with approximately 78% of the merchandise we offer for sale. Our Distribution Center, located on the former Norton Air Force base in San Bernardino, California (“Norton”) encompasses approximately 2.4 million square feet and includes our corporate offices.
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
Ownership of the Company
La Cadena Investments (“La Cadena”), a California general partnership whose sole voting partner is the Jack H. Brown Revocable Trust (the “Trust”), holds all of our issued and outstanding capital stock. Mr. Jack H. Brown, the Chairman of the Board, President and Chief Executive Officer of Holdings, as Trustee of the Trust, is the Managing General Partner of La Cadena with the power to vote the shares of our capital stock held by La Cadena on all matters, including the election of our Board of Directors and any other matters requiring shareholder approval.
Store Profile and Locations
Our supermarkets have well-established locations with fixed rent payments in most locations. In addition, we believe our existing supermarkets are well maintained and generally require capital expenditures only for customary maintenance. An average supermarket is approximately 35,000 square feet, while newly constructed supermarkets typically range from approximately 40,000 to 46,000 square feet. Because of the close proximity of our Distribution Center to our stores, we operate our supermarkets with minimal back-room storage space. Our supermarkets utilize an average of approximately 71% of their total square feet as retail space. Generally, all of our supermarkets are similarly designed and stocked which allows our customers to easily find items in any of our supermarkets.
Substantially all of our 167 supermarkets are located in neighborhood shopping centers in well-populated residential areas. We endeavor to locate our supermarkets in growing areas that will be convenient to potential customers and will accommodate future supermarket expansion.
We operated 166 supermarkets at September 29, 2013.  We operated 167 supermarkets at September 30, 2012 and September 25, 2011.
The total square footage of our supermarkets was approximately $5.8 million square feet at September 29, 2013, September 30, 2012 and September 25, 2011.

Item 1.	Business (contd.)

Store Expansion and Remodeling
Our marketing area comprises the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. We expand our customer base through construction of new stores and by improving, remodeling and expanding existing stores where appropriate. We intend to continue to expand our existing supermarket operations, by enlarging and remodeling existing supermarkets and constructing new supermarkets. We may also make strategic acquisitions of existing supermarkets as such opportunities arise.
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
We monitor sales and profitability of our operations on a store-by-store basis and remodel or replace stores in light of their performance and our assessment of their future potential. Approximately 32% of our supermarkets have been either newly constructed or remodeled within the last five years. The capital expenditure for a minor remodel ranges between $250,000 and $1,000,000 and typically includes new fixtures and may include a change in decor. The capital expenditure for a major remodel exceeds $1,000,000 and typically involves more extensive refurbishment of the store’s interior and may include the addition of one or more specialty service departments such as a service deli, bakery or full-service seafood. Expansions entail enlargement of the store building and typically include breaking through an exterior wall. The primary objective of a remodel or expansion is to improve the attractiveness of the supermarket, increase sales of higher margin product categories and, where feasible, to increase selling area.
The following table sets forth certain statistical information with respect to our supermarket openings, closings and remodels for the periods indicated.

	Fiscal Years Ended
	Sept. 27, 2009	Sept. 26, 2010	Sept. 25, 2011	Sept. 30, 2012	Sept. 29, 2013
Number of supermarkets:
Opened	3	—	—	—	—
Closed	(1)	—	—	—	(1)
Total at end of year	167	167	167	167	166
Minor remodel	3	2	2	6	24
Major remodel	9	4	1	—	—
In addition to the above information on our supermarket openings, closings and remodels, we have also had store replacements. In fiscal 2013, we closed an older store in Redlands, California and replaced it with a newer, larger store also in Redlands. In fiscal 2012, we closed two older stores, one in Lake Elsinore, California and the other in Hesperia, California and replaced them with two new, larger stores. In fiscal 2011, we closed an older store in Grand Terrace, California and replaced it with a new, larger store.
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
Corporate Offices and Distribution Center
Our corporate offices and Distribution Center encompass approximately 2.4 million square feet. Based on sales volume, approximately 78% of the products we offer for sale in our supermarkets are received through our Distribution Center.
On average, our stores are located 41 miles from our Distribution Center. Most of our supermarkets can be reached without using the most congested portions of the Southern California freeway system.
Our transportation fleet consists of modern well-maintained vehicles. As of September 29, 2013, we operated approximately 112 tractors, all of which were leased, and we operated 522 trailers, all of which we owned.

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
Store Management. Each of our supermarkets is managed by a store manager and an assistant manager, each of whom receives a base salary and may receive a bonus based on their supermarket’s overall performance and on meeting other established criteria. The store manager and assistant manager are supported by department and other store management who have the training and skills necessary to provide proper customer service, operate the store and manage personnel in each department. Each of our stores has individual department managers for grocery, meat and produce, and where applicable for bakery, service deli and seafood. Departmental managers are hourly employees. Store managers report to one of eight district managers, each of whom is responsible for an average of 21 supermarkets. District managers report to one of three Regional Vice Presidents.
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
Employees
We have approximately 16,100 employees of which approximately 800 are management and administrative employees and 15,300 are hourly union employees. Substantially all of our hourly employees are members of either the United Food and Commercial Workers (“UFCW”) or International Brotherhood of Teamsters (“Teamsters”) labor unions and are represented by several different collective bargaining agreements.
Our collective bargaining agreement with the UFCW was renewed in October 2011 and expires in March 2014. Our Teamsters’ collective bargaining agreements were renewed in October 2010 and expire in September 2015.
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
Given the wide assortment of products we offer, we compete with various types of retailers, including local, regional and national supermarket chains, convenience stores, retail drug stores, national general merchandisers and discount retailers, membership clubs and warehouse stores. Our primary traditional supermarket format competitors include Vons a division of Safeway, Albertsons a division Albertsons LLC, Ralphs a division of Kroger, and a number of independent supermarket operators. We, and our traditional supermarket format competitors, also face competitive pressures from “big box” format retailers including Walmart, Target, Costco and Winco.
We expect our competition to continue to apply pricing and other competitive pressures as they strive to grow their market share in our marketing area and as they continue to take steps to both maintain and grow their customer counts. We believe that our everyday low prices, breadth of product offering, which includes approximately 40,000 items offered for sale in our stores, specialty service departments and long-term customer relationships will enable us to compete effectively in this increasingly competitive environment.
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
The supermarket industry is highly competitive and generally characterized by narrow profit margins. We compete with various types of retailers, including local, regional and national supermarket retailers, convenience stores, retail drug chains, national general merchandisers and discount retailers, membership clubs, warehouse stores and independent and specialty grocers. All of whom compete with us on the basis of location, quality of products, service, price, product variety and store condition. Our primary traditional supermarket format competitors include Vons, Albertsons, Ralphs, and a number of independent supermarket operators and we face competition from “big box” format retailers which include Walmart, Target, Costco and Winco. We also compete with restaurants and fast food chains as household food expenditures are directed to the purchase of food prepared outside the home.
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

Item 1A.	Risk Factors (contd.)
Our marketing area in Southern California continues to be highly competitive and in flux. Our marketing area changes frequently as competitors open and close locations and introduce new pricing strategies. We anticipate continued competition from “big box” format retailers, our traditional supermarket format competitors and other smaller format competitors.
Our performance is affected by inflation and deflation. In recent periods, we have experienced increases in transportation costs and the cost of products we sell in our stores. Our costs fluctuate for increases and decreases in commodities such as fuel, plastic and other product categories. As inflation has increased expenses, we have recovered, to the extent permitted by competition, the increase in expenses by increasing prices over time. However, the economic and competitive environment in Southern California continues to challenge us to become more cost efficient. The increase in the number of competitors and competitive locations makes our ability to pass on cost increases difficult. Our future results of operations will depend upon our ability to adapt to the current economic environment as well as the current competitive conditions.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
We own our corporate offices and Distribution Center which are located at Norton. The following schedule presents the square footage of our Distribution Center and corporate offices as of September 29, 2013.

Classification	Square Feet
Distribution	2,206,000
Administrative offices	176,000
Total	2,382,000

As of September 29, 2013, we owned 53 of our supermarkets and leased the remaining 113 supermarkets. We believe our supermarkets are well maintained and adequately meet the expectations of our customers. We operate supermarkets in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles, San Diego and Kern. The following schedule reflects our store count by size and county, and the number of stores that were either leased or owned by us as of September 29, 2013.

	No. of Stores			Total Square Feet
County	Total	Owned	Leased	Under 25,000	25,000- 29,999	30,000- 34,999	35,000- 40,000	Over 40,000
San Bernardino	51	16	35	4	15	3	14	15
Riverside	47	13	34	8	13	3	5	18
Orange	30	11	19	4	13	1	4	8
Los Angeles	25	8	17	3	7	1	3	11
San Diego	11	5	6	—	1	—	2	8
Kern	2	—	2	—	—	1	1	—
Total	166	53	113	19	49	9	29	60

The total square footage of our supermarkets, at September 29, 2013, is approximately 5.8 million square feet, of which approximately 4.1 million square feet is selling area.

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

Item 4.	Mine Safety Disclosures
None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information
There is no established public trading market for Holdings’ common equity.

(b)	Holders

	Authorized	Outstanding
Common Stock	100,000	—
Class A Common Stock	100,000	32,521

La Cadena holds 32,521 shares, or 100% of Holdings’ outstanding Class A Common Stock.

(c)	Dividends
Dividends of $5.0 million were paid in both fiscal 2011 and fiscal 2013. Dividends of $20.0 million were paid in fiscal 2012.
As of September 29, 2013, we had the ability and right to pay restricted payments, including dividends, of up to $31.2 million.

Item 6.	Selected Financial Data
The following table sets forth historical financial data derived from the audited consolidated financial statements of Holdings as of and for the fiscal years ended September 27, 2009, September 26, 2010, September 25, 2011, September 30, 2012 and September 29, 2013. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Audited Consolidated Financial Statements and related notes thereto contained elsewhere herein. The information included in “Other Operating and Financial Data” and “Store Data” is unaudited. Fiscal 2012 was a 53-week year, while fiscal years 2009, 2010, 2011, and 2013 were 52-week years.

	Fiscal Year Ended
	Sept. 27, 2009 (4)	Sept. 26, 2010 (4)	Sept. 25, 2011 (4)	Sept. 30, 2012 (4)	Sept. 29, 2013 (4)
	(In thousands, except per share amounts)
Statement of Earnings Data:
Sales	$3,766,040	$3,606,839	$3,693,306	$3,873,203	$3,859,800
Cost of goods sold	2,764,004	2,636,891	2,702,414	2,833,595	2,840,034
Gross profit	1,002,036	969,948	990,892	1,039,608	1,019,766
Selling, general and administrative expenses	827,012	819,696	841,526	882,738	879,231
Gain on sale of property and equipment	(543)	(9,891)	(81)	(976)	(2,546)
Depreciation and amortization	53,536	50,822	48,413	46,503	45,943
Total operating expenses	880,005	860,627	889,858	928,265	922,628
Operating profit	122,031	109,321	101,034	111,343	97,138
Interest income	471	366	708	116	80
Interest expense	(68,252)	(68,516)	(55,521)	(47,882)	(46,301)
Interest expense related to purchase of debt	—	—	(1,775)	—	—
Income before income taxes	54,250	41,171	44,446	63,577	50,917
Income taxes	19,481	16,587	18,156	25,868	20,542
Net income	34,769	24,584	26,290	37,709	30,375
Earnings per average common shares outstanding	$989.10	$708.33	$770.79	$1,126.18	$921.26

Tables of Contents

Item 6.	Selected Financial Data (contd.)

	Fiscal Year Ended
	Sept. 27, 2009 (4)	Sept. 26, 2010 (4)	Sept. 25, 2011 (4)	Sept. 30, 2012 (4)	Sept. 29, 2013 (4)
	(In thousands, except per share amounts and store data)
Balance Sheet Data (end of fiscal year):
Working capital	$274,353	$206,123	$200,029	$217,003	$224,520
Total assets	1,314,735	1,322,787	1,232,767	1,208,322	1,197,346
Long-term debt, less current portion	810,000	677,750	642,577	633,521	608,711
Capital lease obligations, less current portion	3,768	2,206	1,099	1,186	414
Other long-term liabilities	144,228	152,272	162,865	164,837	150,988
Stockholder’s equity	63,755	73,133	80,764	82,622	113,450
Cash Flow Data:
Net cash provided by operating activities	122,410	87,101	91,821	86,963	95,999
Net cash provided by (used in) investing activities	(63,498)	55,326	(27,690)	(37,964)	(46,550)
Net cash used in financing activities	(1,149)	(14,336)	(153,352)	(64,983)	(26,431)
Other Operating and Financial Data:
Sales increases (decreases):
Total sales	0.7%	(4.2)%	2.4%	4.9%	(0.3)%
Like stores sales (comparable 52-weeks)(1)	0.0%	(2.4)%	2.5%	3.0%	1.5%
Operating profit	$122,031	$109,321	$101,034	$111,343	$97,138
Fixed charge coverage ratio(2)	1.58	1.44	1.53	1.84	1.68
Gross profit as a percentage of sales	26.61%	26.89%	26.83%	26.84%	26.42%
Selling, general and administrative expenses as a percentage of sales	21.96%	22.73%	22.79%	22.79%	22.78%
Store Data:(3)
Number of stores (at end of fiscal year)	167	167	167	167	166
Average sales per store (000’s)	$21,945	$21,375	$21,912	$23,193	$23,168
Average store size:
Total square feet	34,405	34,497	34,507	34,707	34,923
Selling square feet	24,340	24,386	24,454	24,514	24,656
Total square feet (at end of fiscal year) (000’s)	5,761	5,761	5,779	5,830	5,814
Total selling square feet (at end of fiscal year) (000’s)	4,072	4,072	4,084	4,117	4,102
Sales per average square foot	$638	$620	$635	$668	$663
Sales per average selling square foot	$902	$877	$896	$946	$940

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

Tables of Contents

Item 6.	Selected Financial Data (contd.)

(3)
Average sales per store, sales per total square feet and sales per selling square feet are calculated by prorating the number of stores, total square feet and selling square feet by the period of time the store was opened, for new or closed stores, or the period of time the additional or expanded square footage was in service, for replaced or expanded stores.

(4)	Fiscal years 2009, 2010, 2011 and 2013 were 52-week years while fiscal 2012 was a 53-week year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Self-Insurance Reserves
We are primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. We are covered by umbrella insurance policies for catastrophic events. We record our self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. The estimates we use are based on our historical experiences as well as current facts and circumstances. We use third party actuarial analysis in making our estimates. Actuarial projections and our estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. We discounted our workers’ compensation, automobile and general liability insurance reserves at a discount rate of 4.50% for fiscal 2011, 2.50% for fiscal 2012 and 2.00% for fiscal 2013. The analysis of self-insurance liabilities is sensitive to the rate used to discount the anticipated future cash flows for the workers’ compensation, automobile and general liability insurance reserves. For fiscal 2013, if a rate of 1.00% was used to discount the reserves, our self-insurance reserves would have been $1.9 million higher than the reserves calculated at a 2.00% discount rate. If a rate of 3.00% was used in fiscal 2013 to discount the reserves, our self-insurance reserves would have been $1.8 million lower than the reserves calculated at a 2.00% discount rate.
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
For fiscal 2013, the discount rate used to calculate the net periodic pension cost was 4.70%. If the rate used to discount the net periodic pension cost was 3.70%, net periodic pension cost would have been $1.1 million higher than the cost calculated at a 4.70% discount rate. If the rate used to calculate the net periodic pension cost was 5.70%, net periodic pension cost would have been $1.0 million lower than the cost calculated at the 4.70% discount rate.
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

Tables of Contents

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Income Taxes
We recognize deferred income tax assets and liabilities by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates in the period that includes the enactment date. Significant accounting judgment is required in determining the provision for income taxes and related accruals and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Judgment is needed to determine if the recognition threshold is met to recognize the tax position taken or if a liability is needed to record an unrecognized tax liability. We are subject to periodic audits and examinations by the Internal Revenue Service and state and local taxing authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.
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
Ownership of the Company
La Cadena, a California general partnership whose sole voting partner is the Jack H. Brown Revocable Trust, holds all of our issued and outstanding capital stock. Mr. Jack H. Brown, the Chairman of the Board, President and Chief Executive Officer of Holdings, and as Trustee of the Trust, is the Managing General Partner of La Cadena with the power to vote the shares of our capital stock held by La Cadena on all matters, including the election of our Board of Directors, and any other matters requiring shareholder approval.
Executive Overview
Our fiscal 2013 and fiscal 2011 years were 52-week years while our fiscal 2012 year was a 53-week year. The additional week of sales in the prior year affects our sales comparison between years. Our fiscal 2013 sales were 0.35% lower than the 53-week fiscal 2012. We estimate that the extra week sales in fiscal 2012 added approximately $67.8 million or 1.75% to prior year's sales. After normalizing fiscal 2012 to a 52-week year, our fiscal 2013 sales grew by 1.43%. We were able to grow our sales due to favorable customer responses to our marketing strategy that included holding prices, to the extent possible, against inflation and using promotional dollars to drive sales. In the last week of fiscal 2013, we opened a replacement store in Redlands, California which replaced an existing and smaller supermarket which was near the replacement store. During fiscal 2013, we also closed a store in San Bernardino, California which had been under performing and which had reached the expiration of its operating lease.
Our fiscal 2013 year was impacted by the continued national and regional downturn in the economy. Throughout the economic downturn we have adopted a policy of keeping our prices low to help our valued customers. We believe it is better to retain customers during the downturn so that when the economy does improve we will still have our strong customer base. Our fiscal 2013 gross margins were negatively affected as we made the decision not to fully pass on the effect of cost inflation.
Our marketing area of Southern California continues to be highly competitive with unemployment levels higher than the national average. These conditions have put and will continue to put pressure on our gross margin as we endeavor to retain our customer base. For the foreseeable future, we anticipate continued competitive pressures from “big box” format competitors including Walmart, Costco, Target and Winco, from our traditional supermarket format competitors Vons, Albertsons and Ralphs and from independent supermarket operators.

Tables of Contents

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations
Sales and Gross Profit (in thousands)

	Fiscal Year Ended			Change
				2012 to 2011		2013 to 2012
	Sept. 25, 2011	Sept. 30, 2012	Sept. 29, 2013	Dollar	%	Dollar	%
Sales	$3,693,306	$3,873,203	$3,859,800	$179,897	4.87%	$(13,403)	(0.35)%
Gross Profit	$990,892	$1,039,608	$1,019,766	$48,716	4.92%	$(19,842)	(1.91)%
as a % of sales	26.83%	26.84%	26.42%
Sales
Fiscal years 2013 and 2011 were 52-week years while fiscal 2012 was a 53-week year. The additional sales week in the prior year added approximately $67.8 million or 1.75% to fiscal 2012 sales. After normalizing fiscal 2012 to a 52-week year, fiscal 2013 sales grew $54.4 million or 1.43% over fiscal 2012 sales.
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
In addition to the 53rd week in fiscal 2012, our like store sales were affected by the closure of a store in San Bernardino, California in fiscal 2013. We estimate the fiscal 2012 sales that corresponded to the weeks this store was closed in fiscal 2013 were $3.9 million. After removing the effect of the 53rd week in fiscal 2012 and the closed store in fiscal 2013, we estimate that our fiscal 2013 like store sales grew by $58.2 million or 1.53% over fiscal 2012 sales. We attribute the increase in like store sales to our marketing efforts which provided increased value to our customers. Like store sales in fiscal 2012 increased $112.1 million or 3.04% compared to fiscal 2011.
Gross Profit
Our gross profit, as a percentage of sales, of 26.42% in fiscal 2013 reduced 0.42% from our fiscal 2012 gross profit of 26.84%. We made a conscious decision in fiscal 2013 to sacrifice some gross margin in order to retain and grow customers counts. On a normalized 52 week basis, our current year customer counts grew by 0.8 million customers or 0.62% over the prior year. Our gross profit margins in fiscal 2012 and fiscal 2011 were comparable. Due to the continued high unemployment in our primary marketing area and the continued high degree of competitive activity we believe our gross profit margin will continue to be challenged through the foreseeable future.

Tables of Contents

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations (contd.)
Operating Expenses and Income (in thousands)

	Fiscal Year Ended			Change
				2012 to 2011		2013 to 2012
	Sept. 25, 2011	Sept. 30, 2012	Sept. 29, 2013	Dollar	%	Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$841,526	$882,738	$879,231	$41,212	4.90%	$(3,507)	(0.40)%
as a % of sales	22.79%	22.79%	22.78%
Gain on sale of property and equipment	$(81)	$(976)	$(2,546)	(895)	1,104.94%	$(1,570)	160.86%
as a % of sales	—%	(0.03)%	(0.07)%
Depreciation and amortization	$48,413	$46,503	$45,943	$(1,910)	(3.95)%	$(560)	(1.20)%
as a % of sales	1.31%	1.20%	1.19%
Operating profit	$101,034	$111,343	$97,138	$10,309	10.20%	$(14,205)	(12.76)%
as a % of sales	2.74%	2.87%	2.52%
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of sales, were 22.78% in fiscal 2013 and were 22.79% in fiscal 2012. In fiscal 2013, we had an increase in our self-insurance expense of 0.10%, as a percentage of sales. In fiscal 2012, we had a write-off of Pharmacy goodwill which was 0.07%, as a percentage of sales, that was not present in fiscal 2013.
Selling, general and administrative expenses, as a percentage of sales, were 22.79% in both fiscal 2012 and fiscal 2011. We had contractual increases in union insurance of 0.34% and we had settlements of lawsuits in both fiscal 2012 and fiscal 2011 related to class action labor claims. These expenses were partially offset by reductions in transaction service costs and utility rates in fiscal 2012.
Gain on Sale of Property and Equipment
In fiscal 2013, we had a gain from the sale of property and equipment of approximately $2.5 million which included a $1.9 million gain from the sale of an old store site and a gain from the sale of a parcel at an existing store of approximately $0.5 million. In fiscal 2012 and fiscal 2011, we had gains from the sale of property and equipment of approximately $1.0 million and $0.1 million, respectively.
Depreciation and Amortization
Depreciation expense was $45.9 million, $46.5 million and $48.4 million in fiscal years 2013, 2012 and 2011, respectively. The reduction in depreciation in the past two fiscal years is due to assets becoming fully depreciated and to lower capital expenditure levels than in previous years. Included in cost of goods sold is depreciation expense related to our warehousing and distribution activities of $11.4 million, $11.1 million and $11.2 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
Interest Income
Interest income was $0.1 million in both fiscal 2013 and fiscal 2012 and was $0.7 million in fiscal 2011.

Tables of Contents

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Results of Operations (contd.)
Interest Expense
Interest expense amounted to $46.3 million, $47.9 million and $55.5 million for the 2013, 2012 and 2011 fiscal years, respectively. The reduction in interest expense in fiscal 2013 compared to fiscal 2012 is due primarily to contractual principal payments under our Secured Term Loan and to somewhat lower interest rates on the Secured Term Loan in fiscal 2013.
Included in interest expense for fiscal 2011 was an approximate $3.5 million write off of remaining deferred debt issuance costs when we early retired our $525.0 million 8.25% Senior Notes due 2012. In addition, in the first quarter of fiscal 2011, we reduced long-term debt by approximately $125.0 million and in the process exchanged $525.0 million of 8.125% Senior Notes with $255.0 million of 7.375% Senior Notes and a $145.0 million Secured Term Loan. The reduction of outstanding balance and the lowering of our overall effective interest rates caused our interest expense to be lower in fiscal 2012 than in fiscal 2011.
Interest capitalized during construction projects, which reduces interest expense, was $0.4 million in both fiscal 2013 and fiscal 2012 and was $0.3 million in fiscal 2011.
Interest Related to Debt Purchase
During fiscal 2011, we paid a tender premium of approximately $1.8 million related to our tender offer to early redeem a significant portion of our then outstanding $525.0 million 8.125% Senior Notes.
Income Before Income Taxes
Income before income taxes amounted to $50.9 million, $63.6 million and $44.4 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
Income Taxes
Income taxes amounted to $20.5 million, $25.9 million and $18.2 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Our effective tax rate was 40.3%, 40.7% and 40.8% for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
Net Income
Net income for fiscal 2013 amounted to $30.4 million, compared to $37.7 million in fiscal 2012 and $26.3 million in fiscal 2011.
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
As of September 29, 2013, we had $59.9 million of outstanding letters of credit and we had $40.1 million available under our credit facility.
We had no short-term borrowings outstanding as of September 29, 2013 and we did not incur any short-term borrowings during fiscal 2013.
Working capital amounted to $224.5 million at September 29, 2013 and $217.0 million at September 30, 2012. Our current ratios were 1.69:1 at September 29, 2013 and 1.67:1 at September 30, 2012.
Net cash provided by operating activities for fiscal 2013 was $96.0 million compared to $87.0 million for fiscal 2012 and $91.8 million for fiscal 2011. In fiscal 2013, our receivable for income taxes decreased and payments under our deferred compensation plan increased.
During fiscal 2013, we expended approximately $51.3 million in capital expenditures which included the completion of a replacement store, expenditures for a new store opened in the first quarter of fiscal 2014 and minor remodels to upgrade cases and decor on twenty-two of our smaller format stores and minor remodels on a further two stores.

Tables of Contents

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Liquidity and Capital Resources (contd.)
In fiscal 2012, our accounts payable increased. This increase was due to normal timing of accounts payable payments. We made estimated tax payments in excess of that year's tax liability which created a tax receivable for fiscal 2012.
During fiscal 2012, we expended approximately $40.3 million in capital expenditures which included the remodel of certain previously purchased former Albertsons' stores which we opened as replacement Stater Bros.’ stores in fiscal 2012.
In fiscal 2011, we increased inventory by $27.4 million compared to fiscal 2010. The increase in inventory was primarily due to our decision to increase inventory levels on non-perishable items in order to mitigate certain effects of inflation.
During fiscal 2011, we expended $44.3 million in capital expenditures which included the construction of a replacement store in Grand Terrace, California and the purchase of two former Albertsons' stores which were subsequently remodeled and opened as replacement stores in fiscal 2012.
In the first quarter of 2011, we issued $255.0 million of 7.375% Senior Notes due 2018 and a $145.0 million secured term loan due 2014. We used the proceeds from these issuances and cash on hand to early retire our $525.0 million 8.125% Senior Notes due 2012.
We believe that our capital expenditures for fiscal 2014 will be approximately $57.4 million and we expect to finance these expenditures from cash on-hand and from cash from operating activities.
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
The Term Loan bears interest at the Eurodollar Rate plus 2.50% or the Base Rate plus 1.50% (as defined in the Credit Facility) and the interest is payable quarterly in arrears and includes mandatory quarterly principal payments of 5.0% in each of the first two years of the agreement and 10.0% in years three and four of the agreement. The Term Loan also includes additional mandatory principal payments on the Term Loan based on a percentage of “excess cash flow” as defined in the Credit Facility. The Term Loan is due November 29, 2014 with any remaining outstanding principal amounts under the Term Loan due as of that date. The security held under the Credit Facility is held until the Term Loan is paid in full. We incurred $2.0 million of debt issuance cost related to the Term Loan which is being amortized over the term of the Term Loan.
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
Loans under the Revolving Credit Facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the Bank of America “prime rate”), plus 1.50%, or (ii) the “Eurodollar Rate” (defined as the British Bankers Association LIBOR Rate adjusted for the maximum reserve requirement for Eurocurrency funding), plus 2.50%. For Eurodollar Rate loans, we are entitled to select interest periods of one, two, three, six, nine or twelve months, subject to availability.

Tables of Contents

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Credit Facility (contd.)
Loans under the Revolving Credit Facility may be prepaid at any time without penalty, subject to payment of any breakage and re-deployment costs in the case of loans based on the Eurodollar Rate. We may reduce the commitments under the Revolving Credit Facility. We are required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. Outstanding letters of credit under the Revolving Credit Facility are subject to a fee of 1.25% per annum on the face amount of such letters of credit, payable quarterly in arrears. We are required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letters of credit issued under the letter of credit facility.
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
The Credit Facility contains customary events of default, including payment defaults; material inaccuracies in representations and warranties; covenant defaults; cross-defaults to certain other indebtedness; certain bankruptcy events; certain ERISA events; judgment defaults; invalidity of any guaranty; and change of control. As of September 29, 2013, the Company and Markets were in compliance with all restrictive financial covenants under the Credit Facility.
As of September 29, 2013, we had $59.9 million of outstanding letters of credit and we had $40.1 million available under our credit facility.
We had no borrowings outstanding under the Revolving Credit Facility as of September 29, 2013 and we did not incur any borrowings under the Revolving Credit Facility during fiscal September 29, 2013.
As of September 29, 2013, we had $93.5 million outstanding under our Term Loan and we had $10.3 million of additional mandatory principal payments due from excess cash flow as calculated under our Term Loan which is payable in our second quarter of fiscal 2014 and we have included this amount in “Current portion of long-term debt” in our consolidated balance sheets in the accompanying Consolidated Financial Statements contained herein.
The Credit Facility will cease to be available and will be payable in full in November 2014.

Tables of Contents

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Tabular Disclosure of Contractual Cash Obligations
The following table sets forth our contractual cash obligations and commercial commitments as of September 29, 2013.

	Contractual Cash Obligations (In thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term Loan due November 2014 (1)
Principal	$93,521	$24,810	$68,711	$—	$—
Interest	3,718	2,774	944	—	—
	97,239	27,584	69,655	—	—
7.75% Senior Notes due April 2015
Principal	285,000	—	285,000	—	—
Interest	44,176	22,088	22,088	—	—
	329,176	22,088	307,088	—	—
7.375% Senior Notes due November 2018
Principal	255,000	—	—	—	255,000
Interest	103,435	18,806	37,613	37,613	9,403
	358,435	18,806	37,613	37,613	264,403
Capital lease obligations (2)
Principal	1,186	772	380	34	—
Interest	75	61	13	1	—
	1,261	833	393	35	—
Post retirement benefit obligation (3)	4,001	4,001	N/A	N/A	N/A
Operating leases (2)	330,060	40,752	74,825	58,843	155,640
Total contractual cash obligations	$1,120,172	$114,064	$489,574	$96,491	$420,043
	Other Commercial Commitments (In thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit (4)	$59,858	$59,858	$—	$—	$—
Total other commercial commitments	$59,858	$59,858	$—	$—	$—

(1)
As of September 29, 2013, interest on our Term Loan is based on the Eurodollar Rate plus 2.500% and consisted of a ninety day rate of 2.776% on approximately $3.6 million and a twelve month rate of 3.344% on approximately $89.9 million. For purposes of contractual cash obligations shown here, we have assumed the ninety day and twelve month interest rates as of September 29, 2013 for the respective assumed short-term and long-term portions of our Term Loan.

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

(3)
As of September 29, 2013, we have unfunded pension and other post retirement obligations of $21.5 million under our Retired Benefit Pension Plan and our Early Retiree Medical Reimbursement Plan. Since we cannot determine the specific periods in which the obligations will be funded, the table above reflects no amounts related to these obligations except for the amount of $4.0 million which we expect to contribute to the plans during the next twelve months.

(4)
Standby letters of credit are committed as security for our workers’ compensation and general liability self-insurance reserve. Our outstanding letters of credit expire between December 2013 and October 2014.

Tables of Contents

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (contd.)

Labor Relations
The UFCW’s collective bargaining agreement was renewed in October 2011 and expires in March 2014. The Teamsters’ collective bargaining agreements were renewed in October 2010 and expire in September 2015.
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

	Expected Year of Maturity
	(In thousands)
	2014	2015	2016	2017	2018	Thereafter
Long-term debt and capital lease obligations	$25,582	$354,091	$34	$—	$—	$255,000
Average interest rate	6.99%	7.39%	7.37%	7.37%	7.37%	7.37%

Item 8.	Financial Statements and Supplementary Data
Information called for by this item is set forth in our Consolidated Financial Statements and supplementary data contained in this report. Specific financial statements and supplementary data can be found on the pages listed in the following index.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the costs and benefits of such controls and procedures. Based on this evaluation by our Chief Executive Officer and our Chief Financial Officer, we concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2013.
Changes in Internal Controls Over Financial Reporting
During the fourth quarter ended September 29, 2013, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of September 29, 2013.

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

Name	Age	Position
Jack H. Brown	75	Chairman of the Board, President and Chief Executive Officer
David J. Harris	55	Executive Vice President Finance and Chief Financial Officer
Peter J. Van Helden	53	President and Chief Operating Officer of Markets
Dennis L. McIntyre	53	Executive Vice President of Marketing of Markets
George A. Frahm	60	Executive Vice President of Administration and Distribution of Markets
Phillip J. Smith	66	Vice Chairman of the Board of Directors
Bruce D. Varner	77	Director and Secretary
Thomas W. Field, Jr.	80	Director
Ronald G. Skipper	73	Director
Background of Directors and Executive Officers
Jack H. Brown has been President and Chief Executive Officer of Holdings or its predecessor companies since June 1981 and Chairman of the Board since 1986. From September 1978 to June 1981, Mr. Brown served as President of Pantry Food Markets, Inc. and American Community Stores Corporation, Inc., both wholly-owned subsidiaries of Cullum Companies, Inc., a publicly held corporation. From 1972 to 1978, Mr. Brown served as Corporate Vice President of Marsh Supermarkets, Inc., a publicly held corporation. Mr. Brown has been employed in various capacities in the supermarket industry for 60 years. Mr. Brown’s Trust is the sole owner of La Cadena.
David J. Harris was promoted to Executive Vice President Finance and Chief Financial Officer and Principal Accounting Officer in November 2013. He was Senior Vice President and Chief Financial Officer and Principal Accounting Officer from June 2012 to November 2013. He was Senior Vice President Finance from June 2011 to June 2012. Mr. Harris joined Markets in 2009 as Vice President Finance. Prior to joining Markets, Mr. Harris was a partner with a regional public accounting firm in Redlands, California from January 2005 to June 2009. Mr. Harris spent 20 years with Ernst & Young LLP and was a partner in the firm from 1998 to 2004. He is a member of the California State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.
Peter J. Van Helden was appointed to the position of President and Chief Operating Officer of Markets in April 2013, effective with the retirement of Markets' previous President and Chief Operating Officer. Prior to joining Markets, Mr. Van Helden was Executive Vice President of Retail Operations for Supervalu, Inc. and he joined Supervalu, Inc. through that company's 2006 acquisition of Albertsons, Inc. where he was President and Chief Executive Officer of Albertsons, Inc.'s California Food Division. During his 35-year tenure at Albertsons, Inc. and Supervalu, Inc., Mr. Van Helden held a variety of leadership positions involving operations, merger integration and dual branding. As President and Chief Executive Officer of Albertsons, Inc.'s California Food Division, he oversaw a business of more than 500 stores and 41,000 associates. Mr. Van Helden holds a Bachelor of Science degree from the University of Phoenix.
Dennis L. McIntyre has been Executive Vice President of Marketing of Markets since December 2007. Mr. McIntyre has served Markets for 36 years in various capacities including Courtesy Clerk, Assistant Manager, Buyer, Assistant Vice President of Marketing from 1994 until 1999, Vice President of Marketing from 1999 to 2000, Senior Vice President of Marketing from 2000 to 2002 and Group Senior Vice President of Marketing of Markets from 2002 to 2007.
George A. Frahm has been Executive Vice President of Administration and Distribution of Markets since January 2013. He was Executive Vice President of Retail Operations and Administration from December 2007 to January 2013. Mr. Frahm has served Markets for 37 years in various capacities including Courtesy Clerk and progressed through a range of retail store and district supervision positions. Mr. Frahm was Vice President of Labor Relations from 1996 until 2001, Senior Vice President of Administration from 2001 to March 2006, Group Senior Vice President of Administration from March 2006 to September 2006 and Group Senior Vice President of Retail Operations and Administration of Markets from 2006 to 2007.

Item 10.	Directors, Executive Officers and Corporate Governance (contd.)

Background of Directors and Executive Officers (contd.)
Phillip J. Smith retired from Stater Bros. Markets in June 2012 and was appointed Vice Chairman of the Board of Directors effective in June 2012. Mr. Smith was promoted to Executive Vice President and Chief Financial Officer in February 2006. He was Senior Vice President and Chief Financial Officer from November 2000 to February 2006 and was Vice President and Controller of Markets from April 1998 until November 2000. Mr. Smith joined Markets in 1987 as Controller. Mr. Smith has approximately 38 years experience in the supermarket industry. Prior to joining Markets, Mr. Smith was employed by Market Basket Foodstores as Vice President and Chief Financial Officer from 1985 to 1987. From 1975 until 1985, Mr. Smith was employed by various divisions of Cullum Companies, Inc., a publicly held corporation, in various financial capacities.
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
Thomas W. Field, Jr. was previously Vice Chairman of the Board of Directors of Holdings from May 1998 to June 2012 and has been a Director of Holdings since 1994. Mr. Field has been President of Field and Associates since 1989. From 1988 to 1989, Mr. Field was Chairman of the Board, President and Chief Executive Officer of McKesson Corporation and was its President since 1984, and President and Chief Executive Officer from 1986 to 1988. Mr. Field was President of American Stores Company from 1981 to 1984 and was President of Alpha Beta Company from 1976 to 1984. Mr. Field was a Director of American Stores Company from 1979 to 1984. Mr. Field is a nationally recognized and highly regarded supermarket executive and he served as a director of the Campbell Soup Company. Mr. Field has held various positions in the Supermarket Industry for over 53 years.
Ronald G. Skipper has been a Director of Holdings since April 2007. Mr. Skipper is an attorney and has practiced law for over 45 years in San Bernardino, California where he has resided for over 60 years. Mr. Skipper specializes in litigation matters. Mr. Skipper has served as a Director for Pacific Premier Bank for 29 years and has been its Chairman of the Board for the past thirteen years.
Director Compensation
Annual compensation for non-employee Directors is comprised of an annual retainer and meeting fees.
Annual Board Retainer
Directors receive an annual cash retainer of $75,000 per year.
Meeting Fees
Directors receive a fee of $750 for attending each Board meeting and an additional fee of $750 per committee meeting attended.
Director Compensation For fiscal Year 2013

Name	Director Fees	Meeting Fees	Total
Phillip J. Smith	$93,750	$5,250	$99,000
Thomas W. Field, Jr.	$93,750	$5,250	$99,000
Bruce D. Varner	$93,750	$5,250	$99,000
Ronald G. Skipper	$93,750	$5,250	$99,000

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
Bonus
Our executive compensation program includes an annual non-equity incentive cash bonus designed to reward the named executive officers for individual performance and for our overall success. These amounts are recommended subjectively by the Compensation Committee based on the criteria outlined above. No annual bonuses were paid to the named executive officers for fiscal 2011 or fiscal 2012. Bonuses related to our fiscal 2013 performance were paid in the first quarter of fiscal 2014.
Deferred Compensation
We maintain a deferred compensation plan to provide additional retention incentives to certain employees of Markets whose performance is considered especially critical to our business. Units in the deferred compensation plan may be granted to a new class of employees, to promoted employees or as additional incentive to existing plan participants. All units have a stated value of $20, and appreciate as described below. Newly granted units vest over 5 years. With the exception of Mr. Brown, all of the named executive officers have been granted units in the deferred compensation plan. Units of the deferred compensation plan can only be redeemed when a participant reaches normal retirement age, becomes permanently totally disabled or paid to the beneficiary upon the death of the recipient. Subject to vesting provisions of the plan, units are paid in cash either (i) in a lump sum upon a change in control of Holdings; or (ii) if sooner, in either a lump sum or installments (with interest) over a five-year period (as we may determine) following termination of the participant’s employment by reason of retirement, permanent total disability or death. In the event of a change in control, units of the deferred compensation plan will become fully vested and can be redeemed. During the participant’s employment, the value of the units increase or decrease in accordance with our net profits. Units for fully vested participants who separate from the Company prior to normal retirement age appreciate at the 12-month Treasury Average rate and can be redeemed when the participant reaches normal retirement age. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will be forfeited and no payment will be made. During fiscal 2013, the units in this plan appreciated by 12.9% of stated value. The units for the above named executives increased by a total of $1.0 million.

Item 11.	Executive Compensation (contd.)

Compensation Discussion and Analysis (contd.)
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
Employment and Severance Agreements
In June of 2000, Markets entered into Employment Agreements (“Agreements”) with Messrs. Brown, McIntyre and Frahm. In December of 2012, a similar agreement was entered into with Mr. Harris. In April 2013, a similar agreement was entered into with Mr. Van Helden. Under each of the Agreements, the employee is employed to serve as an officer of Markets and with certain exceptions the Agreements prohibit the employee from employment in any other business except for a parent or subsidiary of Markets. Mr. Brown’s Agreement has an original term of five (5) years which is automatically renewed on July 1 of each year for a five (5) year term. Mr. McIntyre’s, Mr. Frahm’s, Mr. Harris’ and Mr. Van Helden's Agreements have terms of three (3) years, unless sooner terminated. Each Agreement provides for annual base compensation at the employee’s current level with annual increases plus employee benefits and incentive bonus calculated in accordance with a formula based on Market’s earnings. Each of the Agreements may be terminated by Markets with cause and by either party without cause upon ninety (90) days written notice with the exception of Mr. Brown’s. Mr. Brown’s agreement requires one hundred eighty (180) days written notice. If the employment is terminated without cause, the employee’s compensation continues through the expiration of the term of the Agreement then in effect, except in the event of termination by Mr. Brown or by the Board of Directors with the consent of Mr. Brown. If the named executive officer is terminated as a result of a change of control, he is entitled to receive all salary, bonuses and benefits provided under his Agreement for the original term.
Compensation Committee Report
The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed the analysis with management. Based on its review and discussions with management, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

Item 11.	Executive Compensation (contd.)

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Bonus (1)	Change in Pension Value and Non-qual. Def. Comp Earnings (2)	All Other Compensation (3)	Total
Jack H. Brown Chairman, President and Chief Executive Officer	2013	$2,013,525	$201,400	$241,814	$95,250	$2,551,989
	2012	$2,016,414	$—	$191,201	$70,000	$2,277,615
	2011	$1,901,232	$—	$34,752	$51,000	$1,986,984
David J. Harris Executive Vice President Finance and Chief Financial Officer	2013	$297,077	$29,700	$123,106	$—	$449,883
	2012	$290,950	$—	$110,099	$—	$401,049
	2011	$—	$—	$—	$—	$—
Peter J. Van Helden President and Chief Operating Officer of Markets	2013	$232,692	$—	$67,025	$—	$299,717
	2012	$—	$—	$—	$—	$—
	2011	$—	$—	$—	$—	$—
James W. Lee (4) President and Chief Operating Officer of Markets	2013	$341,095	$34,100	$330,887	$—	$706,082
	2012	$435,268	$—	$485,628	$—	$920,896
	2011	$406,732	$—	$630,484	$—	$1,037,216
Dennis L. McIntyre Executive Vice President of Marketing of Markets	2013	$366,154	$36,600	$255,197	$—	$657,951
	2012	$380,270	$—	$508,671	$—	$888,941
	2011	$357,879	$—	$520,196	$—	$878,075
George A. Frahm Executive Vice President of Administration and Distribution of Markets	2013	$313,000	$31,300	$202,359	$—	$546,659
	2012	$323,819	$—	$413,719	$—	$737,538
	2011	$302,792	$—	$460,419	$—	$763,211

(1)	Bonuses related to our fiscal 2013 performance were paid in the first quarter of fiscal 2014.

(2)	This amount shows the change in pension value and change in nonqualified deferred compensation during fiscal year 2013, fiscal year 2012 and fiscal year 2011, respectively.

(3)
The value of perquisites and other benefits is only included here if the aggregate amounts of such compensation for a named executive officer is greater than $10,000. Mr. Brown is a Director of the Company and amount shown is director fees paid during fiscal year 2013 of $95,250, fiscal year 2012 of $70,000 and fiscal year 2011 of $51,000.

(4)	Mr. Lee had retired in May 2013.

Item 11.	Executive Compensation (contd.)

PENSION BENEFITS AT SEPTEMBER 29, 2013

Name	Plan Name	Number of Years of Credited Service	Present Value of Accum Benefit	Payments During Last Fiscal Year
Jack H. Brown Chairman, President and Chief Executive Officer	Pension Plan for Salaried Employees	32	$1,607,746	$326,473
David J. Harris Executive Vice President Finance and Chief Financial Officer	Pension Plan for Salaried Employees	3	$99,703	$—
Peter J. Van Helden President and Chief Operating Officer of Markets	Pension Plan for Salaried Employees	0.5	$—	$—
Dennis L. McIntyre Executive Vice President of Marketing of Markets	Pension Plan for Salaried Employees	36	$478,587	$—
George A. Frahm Executive Vice President of Administration and Distribution of Markets	Pension Plan for Salaried Employees	37	$703,202	$—
NONQUALIFIED DEFERRED COMPENSATION FOR FY 2013

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY	Aggregate Withdrawals /Distributions (2)	Aggregate Balance at Last FYE (3)
Jack H. Brown Chairman, President and Chief Executive Officer	$—	$—	$—	$—	$—
David J. Harris Executive Vice President Finance and Chief Financial Officer	$—	$98,868	$—	$—	$209,406
Peter J. Van Helden President and Chief Operating Officer of Markets	$—	$67,025	$—	$—	$117,736
James W. Lee (4) President and Chief Operating Officer of Markets	$—	$304,727	$—	$250,000	$5,464,594
Dennis L. McIntyre Executive Vice President of Marketing of Markets	$—	$297,593	$—	$250,000	$4,820,485
George A. Frahm Executive Vice President of Administration and Distribution of Markets	$—	$217,918	$—	$150,000	$3,444,500

(1)
These amounts represent the Company’s contribution in fiscal year 2013 to the named executive officer’s deferred compensation. This includes 20% vesting for units awarded prior to fiscal year 2013 to Mr. Lee, Mr. Smith, Mr. Harris, Mr. McIntyre and Mr. Frahm and appreciation of 12.9% for all shares.

(2)	These amounts represent the one-time withdrawals of half the stated value of some of the vested units in the deferred compensation plan. The stated value of each unit is $20.

(3)
The aggregate balance represents each named executive officer’s deferred compensation balance as of September 29, 2013. This represents the vested portion of all units plus appreciation, less any withdrawals.

(4)	Mr Lee had retired in May 2013.

Item 11.	Executive Compensation (contd.)

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

	TERMINATION	CHANGE IN CONTROL
Name & Principal Position	Severance Pay (1)	Salary & Bonus (2)	Deferred Compensation (3)	Health & Welfare (4)	Total
Jack H. Brown Chairman, President and Chief Executive Officer	$464,660	$12,292,771	$—	$59,160	$12,351,931
David J. Harris Executive Vice President Finance and Chief Financial Officer	$34,278	$983,325	$448,431	$35,496	$1,467,252
Peter J. Van Helden President and Chief Operating Officer of Markets	$9,615	$1,655,000	$1,017,025	$35,496	$2,707,521
Dennis L. McIntyre Executive Vice President of Marketing of Markets	$84,497	$1,211,970	$4,984,743	$35,496	$6,232,209
George A. Frahm Executive Vice President of Administration and Distribution of Markets	$72,231	$1,036,030	$3,602,782	$35,496	$4,674,308

(1)
Termination of employment by Mr. Brown or by the Board of Directors with the consent of Mr. Brown entitles employees to two weeks of severance pay for every year of service to Markets, up to a maximum of twelve weeks. Severance Pay outlined above represents 12 weeks of pay for Messrs. Brown, McIntyre and Frahm. The Severance pay for Mr. Harris represents 6 weeks of pay and for Mr. Van Helden represents 1 week of pay.

(2)
Per each Named Executive Officer’s employment and severance agreements, the salary and bonus payable with a change in control represents the sum of five times the base salary and five times the incentive bonus for Mr. Brown and the sum of three times the base salary and three times the incentive bonus for Messrs. Harris, Van Helden, McIntyre and Frahm with an estimated increase of 10% per year.

(3)	At a change in control, the Named Executive Officer is entitled to the full vested value and appreciation of all deferred compensation. The amounts above reflect values as of September 29, 2013.

(4)
Represents continued group health benefits (medical, dental and vision) for the executives and current dependents for a period of up to 5 years for Mr. Brown and 3 years for Messrs. Harris, Van Helden, McIntyre and Frahm.

Item 11.	Executive Compensation (contd.)

Stock Options and SARs
None
Pension Plan
Our Pension Plan for Salaried Employees (the “Pension Plan”) is a non-contributory, defined benefit plan which applies to all salaried employees who have completed one year of qualified service, including Directors who are employees. For each year of credited service, the annual pension to which an employee is entitled under the Pension Plan upon normal retirement at age 65 is an amount equal to three quarters of one percent of the employee’s compensation for each year up to the social security wage base, plus 2.15 percent of the employee’s compensation for each year in excess of the social security wage base. The named executive officers have the following years of credited service under the Pension Plan as of September 29, 2013: Jack H. Brown – 32 years, David J. Harris – 3 years, Peter J. Van Helden – 0.5 years, Dennis L. McIntyre – 36 years and George A. Frahm – 37 years.
The amounts shown in the following table are estimated annual retirement benefits under the Pension Plan (assuming payments are made on the normal life annuity and not under any of the various survivor forms of benefits) based upon retirement at age 65, after various years of service at selected salary levels. Benefits under the Pension Plan do not become fully vested until the employee has five years of credited service with Markets. The Internal Revenue Code of 1986, as amended, places certain limitations on pension benefits that can be paid from a tax-qualified pension plan and trust, as well as the compensation that may be taken into account in determining such benefits. Such limitations are not reflected in the table below. The maximum annual benefit for 2013 retirees with ten or more years of service at retirement is $205,000. The maximum annual compensation that may be considered for 2013 retirees is $255,000.
Pension Plan Table

	Years of Service
Remuneration	15	20	25	30	35
$50,000	$5,625	$7,500	$9,375	$11,250	$13,125
75,000	8,942	11,922	14,903	17,883	20,864
100,000	17,004	22,672	28,340	34,008	39,676
125,000	25,067	33,422	41,778	50,133	58,489
150,000	33,129	44,172	55,215	66,258	77,301
175,000	41,192	54,922	68,653	82,383	96,114
200,000	49,254	65,672	82,090	98,508	114,926
225,000	57,317	76,422	95,528	114,633	133,739
250,000	65,379	87,172	108,965	130,758	152,551
255,000	66,992	89,322	111,653	133,983	156,314
Employment Agreements
Markets has employment agreements with Messrs. Brown, Van Helden, Harris, McIntyre and Frahm as described previously. In addition, Markets has entered into employment contracts with 18 additional key members of Management. Mr. Brown has the right to terminate any member of management.
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
Payments pursuant to units awarded under the plan are based upon the value of a unit at the last fiscal month-end date prior to the date of retirement, permanent total disability or death, except that if such date occurs within two years of the grant the amount of payment, per unit, is limited to the appreciated value of the units during the period plus the amount vested to that date. Upon a change of control, the payment on all units is equal to the full value of the units. The stated value of each unit is $20. As of September 29, 2013 and September 30, 2012 and there were 946,100 and 948,600 units outstanding, respectively.
Board of Directors
The Board had two standing committees during fiscal 2013.
The Audit Committee appoints or removes Holdings’ independent auditors, reviews the scope and results of the independent audit of Holdings, reviews audit fees and reviews changes in accounting policies that have a significant effect on Holdings’ financial statements. The Audit Committee members are Mr. Field, Mr. Skipper, Mr. Smith and Mr. Varner. Mr. Field is the Chairperson of the Audit Committee and is an independent member of the Board. Messrs. Field and Smith are the Audit Committee’s Financial Experts.
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
The following table sets forth, as of December 17, 2013, the number and percentage of outstanding shares of Class A Common Stock beneficially owned by (a) each person known by Holdings to beneficially own more than 5% of such stock, (b) each Director of Holdings, (c) each of the named executive officers, and (d) all Directors and named executive officers of Holdings as a group:

Name and Address of Beneficial Owner	Shares of Class A Common Stock Beneficially Owned	Percentage of Class A Common Stock Outstanding
La Cadena(1)	32,521	100%
Jack H. Brown(1)(2)	32,521	100%
David J. Harris(2)	—	—
Peter J. Van Helden(2)	—	—
Dennis L. McIntyre(2)	—	—
George A. Frahm(2)	—	—
Phillip J. Smith(2)
Thomas W. Field, Jr.(2)	—	—
Bruce D. Varner(2)	—	—
Ronald G. Skipper(2)	—	—
All Directors and executive officers as a group (9 persons)(1)	32,521	100%

(1)
The 32,521 outstanding shares of Holdings’ Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partners of La Cadena. The sole equity partner of La Cadena is The Jack H. Brown Revocable Trust. Mr. Brown’s Trust has the sole voting interest and Mr. Brown, as Trustee of the Trust, is the Managing General Partner of La Cadena with the power to vote the shares of Holdings owned by La Cadena on all matters. The address of La Cadena is 3750 University Avenue, Suite 610, Riverside, California 92501.

(2)	The address of Messrs. Brown, Harris, Van Helden, McIntyre, Frahm, Smith, Field, Varner and Skipper is c/o Stater Bros. at 301 S. Tippecanoe Avenue, San Bernardino, California 92408.
Change of Control Arrangements
None

Item 13.	Certain Relationships and Related Transactions and Director Independence
Mr. Bruce D. Varner and the law firm of Varner & Brandt LLP, of which Mr. Varner is the Senior Partner, have performed legal services for the past 32 years for Holdings and its subsidiaries. The total cost of such legal services incurred by us was $1.5 million in fiscal 2013, $1.7 million in fiscal 2012 and $2.5 million in fiscal 2011. In addition, Mr. Varner was paid Director fees of $99,000 in fiscal year 2013, $74,000 in fiscal 2012 and $53,000 in fiscal 2011. We believe that the terms and costs of such legal services provided by Mr. Varner and the law firm of Varner & Brandt LLP were at least as fair to us as could have been obtained from unaffiliated law firms. We expect such services to continue in the future.
Mr. Phillip J. Smith has a consulting agreement with us to provide certain financial consulting services to us and perform other services as requested from time to time by Mr. Brown. Mr. Smith was paid $135,000 in fiscal 2013 and $36,000 in fiscal 2012 for such services. In addition, Mr. Smith was paid director fees of $99,000 in fiscal 2013 and $3,900 in fiscal 2012.
In both fiscal 2013 and fiscal 2011, we paid dividends of $5.0 million to La Cadena, the sole shareholder of the Company and we paid dividends of $20.0 million in fiscal 2012.
In fiscal 2013, we redeemed 658 shares of the Company's class A Common Stock for approximately $8.8 million. The redemption was for shares held by two trusts created under the Moseley Family Revocable Trust (the "Moseley Trusts") which La Cadena had distributed to the Moseley Trusts prior to the redemption of the shares. In fiscal 2012, we redeemed 658 shares of the Company's class A Common Stock for approximately $8.8 million. The redemption was for shares held by the Moseley Trust which La Cadena had distributed to the Moseley Trusts prior to the redemption of the shares. In fiscal 2011, we redeemed 715 shares of the Company's class A Common Stock for approximately $9.5 million. The redemption was for shares held by the Moseley Trusts which La Cadena had distributed to the Moseley Trust prior to the redemption of the shares.
The 32,521 outstanding shares of Holdings’ Class A Common Stock are owned by La Cadena and may be deemed to be beneficially owned by the partner of La Cadena. The sole partner of La Cadena is The Jack H. Brown Revocable Trust. Mr. Brown’s Trust has the sole interest and Mr. Brown, as Trustee of the Trust, is the Managing General Partner of La Cadena with the power to vote the shares of Holdings owned by La Cadena on all matters.

Item 14.	Principal Accounting Fees and Services
Audit Fees
Deloitte and Touche LLP fees for audit services aggregated $697,000 in fiscal 2013 and $649,000 for 2012, for services associated with the annual audit of Holdings and Markets and reviews of Holdings quarterly reports on Form 10-Q. Ernst & Young LLP fees for audit services aggregated $47,000 in fiscal 2012.
Audit Related Fees
Deloitte and Touche LLP billed us in aggregate $2,000 in both fiscal 2013 and fiscal 2012 for online subscriptions.
Tax Fees
Deloitte and Touche LLP billed us in aggregate $34,000 in fiscal 2013 and Ernst & Young LLP billed us in aggregate $36,000 in fiscal 2012 for tax compliance, tax advice and tax planning services.

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

10.17	(13)	Amendment No. 3 to Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated May 15, 2006.
10.18	(13)	Amendment No. 4 to Amended and Restated Stater Bros. Holdings Inc. Phantom Stock Plan dated January 1, 2011.
10.19	(15)	Waiver and Amendment No. 1 to Fourth Amended and Restated Credit Agreement.
10.20	(14)	Consulting Agreement by and between Stater Bros. Holdings Inc. and Phillip J. Smith.
10.21	(15)	Employment contract dated December 14, 2012 by and between Stater Bros. Markets and David J. Harris.
10.22	(16)	Employment Agreement dated April 15, 2013 by and between stater Bros. Markets and Peter J. Van Helden.
12.1	(17)	Computation of ratio of earnings to fixed charges.
14.1	(11)	Copy of Key Personnel Code of Ethics.
21.1	(1)	Subsidiaries of Stater Bros. Holdings Inc.
21.2	(2)	Subsidiaries of Stater Bros. Markets
31.1	(17)	Certification of Principal Executive Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
31.2	(17)	Certification of Principal Financial Officer pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
32.1	(17)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(17)	– XBRL Instance Document.
101.SCH	(17)	– XBRL Taxonomy Extension Schema Document.
101.CAL	(17)	– XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(17)	– XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(17)	– XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(17)	– XBRL Taxonomy Extension Presentation Linkbase Document.

Item 15.        Exhibits and Financial Statement Schedules (contd.)
(a)(3)     Exhibits (contd.)

EXHIBIT NO.	DESCRIPTION

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-118436 dated August 27, 2004, as amended

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Annual report on Form 10-K for the fiscal year ended September 25, 2005

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Current Report on form 8-K dated April 17, 2007

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Current Report on Form 8-K dated April 20, 2007

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-77296 dated July 21, 1994

(6)	Previous filed with the Securities and Exchange Commission as exhibits to Registrant’s Quarterly report on Form 10-Q dated June 25, 2000 and filed on August 9, 2000

(7)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 24, 2000

(8)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 29, 2002

(9)	Incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q for the quarter ended June 27, 2004

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 25, 2005

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement S-4 No. 33-0350671 dated July 24, 2007

(12)	Previously filed with the Securities and Exchange Commission as exhibits to the Current Report on Form 8-K dated November 26, 2010

(13)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for the fiscal year ended September 25, 2011

(14)	Previously filed with the Securities and Exchange Commission as exhibit to the Current Report on Form 8-K dated June, 8, 2012

(15)	Previously filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for fiscal year ended September 30, 2012.
(16)	Previously filed with the Securities and Exchange Commission as exhibits to the current report on Form 8-K dated April 18, 2013.
(17)	Filed with the Securities and Exchange Commission as exhibits with the Annual Report on Form 10-K for fiscal year ended September 29, 2013.

STATER BROS. HOLDINGS INC.
FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2013
FORM 10-K
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 17, 2013	Stater Bros. Holdings Inc.
Date

	By:	/s/ Jack H. Brown
Jack H. Brown
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack H. Brown	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	December 17, 2013
Jack H. Brown

/s/ David J. Harris	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 17, 2013
David J. Harris

/s/ Phillip J. Smith	Vice Chairman of the Board and Director	December 17, 2013
Phillip J. Smith

/s/ Bruce D. Varner	Secretary and Director	December 17, 2013
Bruce D. Varner

/s/ Thomas W. Field, Jr.	Director	December 17, 2013
Thomas W. Field, Jr.

/s/ Ronald G. Skipper	Director	December 17, 2013
Ronald G. Skipper

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Stater Bros. Holdings Inc.
We have audited the accompanying consolidated balance sheets of Stater Bros. Holdings Inc. and subsidiaries (the “Company”) as of September 30, 2012 and September 29, 2013 and the related consolidated statements of income and comprehensive income, cash flows and stockholder’s equity for the fiscal years ended September 30, 2012 and September 29, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stater Bros. Holdings Inc. and subsidiaries as of September 30, 2012 and September 29, 2013, and the results of their operations and their cash flows for the fiscal years ended September 30, 2012 and September 29, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Costa Mesa, California
December 17, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Stater Bros. Holdings Inc.
We have audited the accompanying consolidated statements of income and comprehensive income, stockholder's equity and cash flows of Stater Bros. Holdings Inc. for the 52-week period ended September 25, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Stater Bros. Holdings Inc. for the 52-week period ended September 25, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Irvine, California
December 13, 2011

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	Sept. 30, 2012	Sept. 29, 2013
Current assets
Cash and cash equivalents	$219,800	$242,818
Receivables, net of allowance of $1,323 and $975	37,427	36,080
Income tax receivable	10,475	1,413
Inventories	229,117	228,116
Prepaid expenses	17,221	14,570
Deferred income taxes, current portion	28,519	24,706
Note receivable, current portion	600	600
Total current assets	543,159	548,303
Property and equipment
Land	109,729	114,460
Buildings and improvements	582,282	606,112
Store fixtures and equipment	465,576	472,463
Property subject to capital leases	11,410	11,615
	1,168,997	1,204,650
Less accumulated depreciation and amortization	(561,493)	(604,631)
	607,504	600,019
Deferred income taxes, less current portion	41,945	36,310
Deferred debt issuance costs, net	8,397	6,173
Note receivable, less current portion	1,423	616
Other assets	5,894	5,925
	57,659	49,024
Total assets	$1,208,322	$1,197,346

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY

	Sept. 30, 2012	Sept. 29, 2013
Current liabilities
Accounts payable	$147,544	$144,214
Accrued payroll and related expenses	103,918	89,227
Accrued interest	18,164	17,940
Other accrued liabilities	43,869	46,820
Current portion of capital lease obligations	1,242	772
Current portion of long-term debt	11,419	24,810
Total current liabilities	326,156	323,783
Long-term debt, less current portion	633,521	608,711
Capital lease obligations, less current portion	1,186	414
Long-term portion of self-insurance and other reserves	43,796	54,162
Long-term deferred benefits	70,118	71,224
Accrued pension and other	50,923	25,602
Total liabilities	1,125,700	1,083,896
Commitments and contingencies
Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 0 in 2012 and 2013	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000
Issued and outstanding shares - 33,179 in 2012 and 32,521 in 2013	—	—
Additional paid-in capital	8,437	8,270
Accumulated other comprehensive loss	(30,126)	(15,903)
Retained earnings	104,311	121,083
Total stockholder’s equity	82,622	113,450
Total liabilities and stockholder’s equity	$1,208,322	$1,197,346

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share and share amounts)

	Fiscal Year Ended
	Sept. 25, 2011	Sept. 30, 2012	Sept. 29, 2013
Sales	$3,693,306	$3,873,203	$3,859,800
Cost of goods sold	2,702,414	2,833,595	2,840,034
Gross profit	990,892	1,039,608	1,019,766
Operating expenses:
Selling, general and administrative expenses	841,526	882,738	879,231
Gain on sale of property and equipment	(81)	(976)	(2,546)
Depreciation and amortization	48,413	46,503	45,943
Total operating expenses	889,858	928,265	922,628
Operating profit	101,034	111,343	97,138
Interest income	708	116	80
Interest expense	(55,521)	(47,882)	(46,301)
Interest expense related to purchase of debt	(1,775)	—	—
Income before income taxes	44,446	63,577	50,917
Income taxes	18,156	25,868	20,542
Net income	26,290	37,709	30,375
Other comprehensive income (loss), net of tax:
Actuarial gain (loss) on post retirement benefits (net of tax (benefit) of ($2,833), ($4,869) and $9,781) in 2011, 2012 and 2013 respectively)	(4,119)	(7,081)	14,223
Comprehensive income	$22,171	$30,628	$44,598

Earnings per average common shares outstanding	$770.79	$1,126.18	$921.26

Average common shares outstanding	34,108	33,484	32,971
See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	Sept. 25, 2011	Sept. 30, 2012	Sept. 29, 2013
Operating activities:
Net income	$26,290	$37,709	$30,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,648	57,601	57,388
Amortization of debt issuance costs	6,009	2,293	2,224
Premium paid on debt purchase	1,775	—	—
(Increase) decrease in deferred income taxes	(5,535)	771	9,448
Gain on sale of property and equipment	(81)	(976)	(2,546)
Changes in operating assets and liabilities:
Decrease in restricted cash	—	3,121	—
(Increase) decrease in receivables	3,448	(5,261)	1,347
(Increase) decrease in income tax receivables	—	(10,475)	9,062
(Increase) decrease in inventories	(27,419)	2,004	1,001
(Increase) decrease in prepaid expenses	973	(5,516)	2,651
(Increase) decrease in other assets	71	2,863	(31)
Increase (decrease) in accounts payable	5,821	11,633	(3,330)
Increase (decrease) in accrued income taxes	6,205	(6,732)	—
Increase (decrease) in other accrued liabilities	8,142	3,037	(11,964)
Increase (decrease) in long-term reserves	6,474	(5,109)	374
Net cash provided by operating activities	91,821	86,963	95,999
Investing activities:
Collections on note receivable	253	742	807
Collections on long-term receivable	16,001	—	—
Purchase of property and equipment	(44,304)	(40,330)	(51,311)
Proceeds from sale of property and equipment	360	1,624	3,954
Net cash used in investing activities	(27,690)	(37,964)	(46,550)
Financing activities:
Proceeds from issuance of long-term debt	400,000	—	—
Proceeds from equipment financing	—	1,632	—
Debt issuance costs	(8,625)	—	—
Principal payment on long-term debt	(528,625)	(36,435)	(11,419)
Principal payment on capital lease obligations	(1,562)	(1,410)	(1,242)
Dividends paid	(5,000)	(20,000)	(5,000)
Stock redemption	(9,540)	(8,770)	(8,770)
Net cash used in financing activities	(153,352)	(64,983)	(26,431)
Net increase (decrease) in cash and cash equivalents	(89,221)	(15,984)	23,018
Cash and cash equivalents at beginning of period	325,005	235,784	219,800
Cash and cash equivalents at end of period	$235,784	$219,800	$242,818

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands except shares)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder’s Equity
	Shares	Amount
Balance at September 26, 2010	34,552	$—	$8,786	$(18,926)	$83,273	$73,133
Net income for 52 weeks ended September 25, 2011	—	—	—	—	26,290	26,290
Actuarial loss on post retirement benefits (net of tax benefit of $2,833)	—	—	—	(4,119)	—	(4,119)
Dividend paid	—	—	—	—	(5,000)	(5,000)
Stock redemption	(715)	—	(182)	—	(9,358)	(9,540)
Balance at September 25, 2011	33,837	—	8,604	(23,045)	95,205	80,764
Net income for 53 weeks ended September 30, 2012	—	—	—	—	37,709	37,709
Actuarial loss on post retirement benefits (net of tax benefit of $4,869)	—	—	—	(7,081)	—	(7,081)
Dividend paid	—	—	—	—	(20,000)	(20,000)
Stock redemption	(658)	—	(167)	—	(8,603)	(8,770)
Balance at September 30, 2012	33,179	—	8,437	(30,126)	104,311	82,622
Net income for 52 weeks ended September 29, 2013	—	—	—	—	30,375	30,375
Actuarial gain on post retirement benefits (net of tax of $9,781)	—	—	—	14,223	—	14,223
Dividend paid	—	—	—	—	(5,000)	(5,000)
Stock redemption	(658)	—	(167)	—	(8,603)	(8,770)
Balance at September 29, 2013	32,521	—	8,270	(15,903)	121,083	113,450

See accompanying notes to consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2013

Note 1 - The Company and Summary of Significant Accounting Policies
Description of Business
Stater Bros. Holdings Inc. (the “Company”) is engaged primarily in the operation of retail supermarkets. As of September 29, 2013, the Company operated 166 retail grocery supermarkets under the name “Stater Bros. Markets.” The Company’s supermarkets are located in the Southern California counties of San Bernardino, Riverside, Los Angeles, Orange, San Diego and Kern. The Company through its predecessor companies has operated retail grocery stores under the “Stater Bros. Markets” name in Southern California since 1936.
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
Reclassifications
Certain amounts for fiscal 2011 and fiscal 2012 have been reclassified to conform to the fiscal 2013 financial statement presentation. The Company reclassified approximately $0.1 million and $1.0 million, in fiscal 2011 and fiscal 2012, respectively, from "Other income, net" to "Gain on sale of property and equipment" in the Consolidated Statement of Income and Comprehensive Income. As a result, the Company's operating profit increased by $0.1 million and $1.0 million for fiscal 2011 and fiscal 2012, respectively.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
Fiscal Year
The Company’s fiscal year ends on the last Sunday in September. The fiscal years ended September 25, 2011 and September 29, 2013 were 52-week fiscal years while the fiscal year ended September 30, 2012 was a 53-week fiscal year.
Cash and Cash Equivalents
Cash and cash equivalents are reflected at cost, which approximates their fair value, and consist primarily of overnight repurchase agreements and money market funds with maturities of less than three months when purchased.
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market.
Receivables
Receivables are stated, net of allowance for doubtful accounts. The Company provides specific reserves for accounts deemed to be uncollectable and provides additional reserves based on historical experiences. The carrying amount reported in the balance sheets for receivables approximates their fair value.

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
Self-Insurance Reserves
The Company is primarily self-insured, subject to certain retention levels for workers’ compensation, automobile and general liability costs. The Company is covered by umbrella insurance policies for catastrophic events. The Company records its self-insurance liabilities based on the claims filed and an estimate of claims incurred but not yet reported. The estimates used by management are based on the Company’s historical experiences as well as current facts and circumstances. The Company uses third party actuarial analysis in making its estimates. Actuarial projections and the Company’s estimate of ultimate losses are subject to a high degree of variability. The variability in the projections and estimates are subject to, but not limited to, such factors as judicial and administrative rulings, legislative actions, and changes in compensation benefits structure. The Company discounted its workers’ compensation, automobile and general liability insurance reserves at a discount rate of 2.50% in fiscal 2012 and 2.00% in fiscal 2013. The Company is self-insured, subject to certain retention levels, for health care costs of eligible non-bargaining unit employees. Such health care reserves are not discounted.
The Company had accrued $71.5 million and $74.4 million as of September 30, 2012 and September 29, 2013, respectively, for its workers’ compensation, automobile and general liability self-insurance reserves and these amounts are included in Accrued payroll and related expenses or Long-term portion of self-insurance and other reserves. The Company incurred approximately $24.4 million, $22.8 million and $24.8 million for fiscal years 2011, 2012 and 2013, respectively, in self-insurance expense which has been included in Selling, general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 1 - The Company and Summary of Significant Accounting Policies (contd.)
Income Taxes
The Company provides for deferred income taxes as timing differences arise between income and expenses recorded for financial and income tax reporting purposes. The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that more-likely-than-not will not be realized. The Company did not record any valuation allowances in fiscal 2012 or fiscal 2013.

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
Cost of Goods Sold
Included in cost of goods sold are direct product purchase costs, in-bound freight costs, direct receiving and inspection costs, quality assurance costs, warehousing and transportation costs including depreciation and amortization, net of earned vendor rebates and allowances. The Company recognizes, as a reduction to cost of goods sold, certain rebates and allowances (“allowances”) from its vendors as the allowances are earned. Allowances are earned by promoting certain products or by purchasing specified amounts of product. The Company records a liability for allowance funds that have been received but not yet earned. Included as a reduction in cost of goods sold for fiscal 2011, fiscal 2012 and fiscal 2013 is $2.1 million, $1.4 million and $0.4 million, respectively, of advertising reimbursement in excess of the fair value of the co-operative advertising.
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
Advertising
The Company’s advertising costs, net of vendor allowances for co-operative advertising, are recognized in the period the advertising is incurred and are included in selling, general and administrative expenses. Advertising costs, net of vendor allowances, were $18.3 million, $18.9 million and $17.8 million in fiscal 2011, fiscal 2012 and fiscal 2013, respectively.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 1 - The Company and Summary of Significant Accounting Policies (contd.)
Advertising Allowances
A significant portion of the Company’s advertising expenditures is in the form of print advertisements. The Company distributes its print ads through inserts in local newspapers, in direct mailers and as handouts distributed in its stores. The Company receives co-operative advertising allowances from vendors for advertising specific vendor products over specific periods of time. The Company recognized the portion of co-operative advertising allowances directly related to the fair value of advertising as a reduction in advertising costs. The Company analyzes, on a monthly basis, the direct out-of-pocket costs for printing and distributing its print ads. Using the number of ads in a typical twice weekly advertisement, the actual direct costs of an individual advertisement is determined. The cost determined is deemed to be the fair value of advertising. The amount of co-operative advertising allowance recognized as a reduction in advertising expense was $1.3 million in fiscal 2011, $0.7 million in fiscal 2012 and $0.3 million in fiscal 2013. The amount of advertising reimbursement in excess of the fair value of advertising is recorded as a reduction in cost of goods sold.
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
Issuance of Credit Facility
On November 29, 2010, the Company and Markets entered into a $245.0 million senior secured credit facility (the “Credit Facility”) with Bank of America, N.A., as administrative agent and a lender. Lenders under the Credit Facility consist of a consortium of banks. The Credit Facility consists of a four-year $145.0 million term loan (the “Term Loan” or "Secured Term Loan") and a $100.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Facility replaced the Company’s existing $100.0 million credit facility. The Credit Facility is secured by substantially all of the Company’s personal property excluding certain intangible assets consisting of trademarks and shares of capital stock. The Credit Facility is guaranteed by the Company, its direct subsidiary Development and by its indirect subsidiaries Super Rx and Dairies.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 2 - Debt Issuance and Early Extinguishment of Debt (contd.)
Issuance of Credit Facility (contd.)
As of September 29, 2013, the interest rates on the Term Loan were based on the Eurodollar Rate and consisted of a 90 day rate of approximately 2.776% on approximately $3.6 million of outstanding principal amount and a twelve month rate of approximately 3.344% on approximately $89.9 million of outstanding principal amount.
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
Loans under the Revolving Credit Facility bear interest at a rate based upon either (i) the “Base Rate” (defined as the higher of (a) the federal funds rate plus 0.50% and (b) the Bank of America “prime rate”), plus 1.50%, or (ii) the “Eurodollar Rate” (defined as the British Bankers Association LIBOR Rate adjusted for the maximum reserve requirement for Eurocurrency funding), plus 2.50%. For Eurodollar Rate loans, the Company is entitled to select interest periods of one, two, three, six, nine or twelve months, subject to availability.
Loans under the Revolving Credit Facility may be prepaid at any time without penalty, subject to payment of any breakage and re-deployment costs in the case of loans based on the Eurodollar Rate. The Company may reduce the commitments under the Revolving Credit Facility. The Company is required to pay a commitment fee equal to 0.25% per annum on the actual daily unused portion of the revolving loan facility and the letter of credit facility, payable quarterly in arrears. Outstanding letters of credit under the Revolving Credit Facility are subject to a fee of 1.25% per annum on the face amount of such letters of credit, payable quarterly in arrears. The Company is required to pay standard fees charged by Bank of America with respect to the issuance, negotiation, and amendment of commercial letters of credit issued under the letter of credit facility.
The Credit Facility requires the Company and Markets to meet certain financial tests, including minimum net worth and the maintenance of minimum earnings levels. The Credit Facility contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (i) incur indebtedness, grant liens and guarantee obligations, (ii) enter into mergers, consolidations, liquidations and dissolutions, asset sales, investments, leases and transactions with affiliates, (iii) make restricted payments and (iv) make certain amendments to the Indentures governing the 7.375% Senior Notes and 7.75% Senior Notes due, April 2015 (“7.75% Senior Notes”) (“Notes Indentures”). Markets and the Company’s other direct and indirect subsidiaries are not limited in their ability to transfer assets in the form of loans, advances or cash dividends to the Company. As of September 29, 2013, the Company and Markets were in compliance with all restrictive financial covenants under the Credit Facility.
As of September 29, 2013, the Company had $93.5 million outstanding under its Term Loan.
As of September 29, 2013, the Company had $59.9 million of outstanding letters of credit and had $40.1 million available under the Credit Facility.
The Company had no borrowings outstanding under the Revolving Credit Facility as of September 29, 2013 and the Company did not incur any borrowings under the Revolving Credit Facility during the fiscal year ended September 29, 2013.
Early Extinguishment of Debt
The Company used the proceeds from the 7.375% Senior Notes and the Term Loan and cash on hand to purchase and retire early all of its $525.0 million 8.125% Senior Notes due 2012 (“Retired Notes”). On November 29, 2010, the Company paid approximately $479.2 million to purchase and make a tender payment on approximately $477.5 million outstanding balance of Retired Notes that had been validly tendered as of that date. The payment included a tender premium of approximately $1.8 million that has been recorded under Interest expense related to purchase of debt. On December 13, 2010, the Company paid approximately $2.4 million to purchase approximately $2.4 million of outstanding Retired Notes that had been tendered as of that date. On January 14, 2011, the Company called all remaining outstanding Retired Notes and paid approximately $45.1 million to retire the remaining notes. During the first two quarters of fiscal 2011, the Company recorded to “Interest expense” approximately $3.5 million in unamortized deferred offering costs related to the Retired Notes.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 3 - Long-Term Debt
Long-term debt consisted of the following:

	Fiscal Year Ended
	Sept. 30, 2012	Sept. 29, 2013
	(In thousands)
Secured Term Loan due 2014	$104,940	$93,521
Unsecured 7.75% Senior Notes due 2015	285,000	285,000
Unsecured 7.375% Senior Notes due 2018	255,000	255,000
	644,940	633,521
Less current portion of long-term debt	11,419	24,810
Long-term debt, less current portion	$633,521	$608,711

Scheduled maturities under the Company’s long-term debt as of September 29, 2013 are as follows:

(In thousands)
2014	$24,810
2015	353,711
2016	—
2017	—
2018	—
Thereafter	255,000
Total long-term debt	$633,521

Interest on the Term Loan is payable quarterly in arrears on the last day of March, June, September and December. Mandatory quarterly principal payments which total to annual payments of $14.5 million and $3.6 million are due in fiscal 2014 and fiscal 2015, respectively. In addition, the Term Loan requires an additional payment of $10.3 million in fiscal 2014 as an excess cash payment as calculated under the Term Loan. Remaining principal amounts due under the Term Loan at its maturity at November 2014.
Interest on the 7.75% Senior Notes is payable semi-annually in arrears on April 15 and October 15. Principal on the 7.75% Senior Notes is due in April 2015.
Interest on the 7.375% Senior Notes is payable semi-annually in arrears on May 15 and November 15. Principal on the 7.375% Senior Notes is due in November 2018.
Interest capitalized in fiscal 2011 was $0.3 million and interest capitalized in both fiscal 2012 and fiscal 2013 was $0.4 million. Interest expense incurred, before the effect of capitalized interest, amounted to $57.6 million in fiscal year 2011, $48.3 million in fiscal year 2012 and $46.7 million in fiscal year 2013.
The Company is subject to certain financial covenants associated with its 7.375% Senior Notes and its 7.75% Senior Notes. As of September 29, 2013, the Company was in compliance with all such covenants.

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
Following is a summary of future minimum lease payments and sublease income as of September 29, 2013:

	Capital Leases	Operating Leases Minimum Payments	Sublease Income
	(In thousands)
2014	$833	$40,752	$4,267
2015	393	39,374	3,865
2016	35	35,451	3,703
2017	—	30,726	3,503
2018	—	28,117	3,294
Thereafter	—	155,640	14,212
Total minimum lease payments	1,261	$330,060	$32,844
Less amounts representing interest	75
Present value of minimum lease payments	1,186
Less current portion	772
Long-term portion	$414

Rental expense and sublease income were as follows:

	Fiscal Year Ended
	Sept. 25, 2011	Sept. 30, 2012	Sept. 29, 2013
	(In thousands)
Minimum rentals	$28,850	$30,603	$31,765
Rentals based on sales	$16,558	$15,792	$15,742
Sublease income	$5,528	$4,608	$4,790

The Company has a sublease with a third party (the “Sublessee”) ending in July 2023, which contains three, five year lease options, for the lease of the Company’s former headquarters building and certain former distribution facilities located in Colton, California (the “Former Facilities”). The current lease on the Former Facilities contains multiple lease options that gives the Company the right to control the property through 2038. The Sublessee assumed all lease payments and other liabilities under the lease. The Company’s lease payments on the Former Facilities are included in the “Operating leases minimum payments” and the Sublessee’s lease payments are included in “Sublease income” in the table above.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 5 - Income Taxes
The provision for income taxes consisted of the following:

	Sept. 25, 2011	Sept. 30, 2012	Sept. 29, 2013
	(In thousands)
Current
Federal	$15,589	$15,540	$16,161
State	5,270	4,703	4,698
	20,859	20,243	20,859
Deferred
Federal	(1,573)	4,851	(35)
State	(1,130)	774	(282)
	(2,703)	5,625	(317)
Income tax expense	$18,156	$25,868	$20,542

A reconciliation of the provision for income taxes to amounts computed at the federal statutory rate is as follows:

	Sept. 25, 2011	Sept. 30, 2012	Sept. 29, 2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax benefit	5.8	5.8	5.8
Tax credits	(0.7)	(0.2)	(0.5)
Other	0.7	0.1	—
Effective tax rate	40.8%	40.7%	40.3%

Components of deferred income taxes are as follows:

	Sept. 30, 2012	Sept. 29, 2013
	(In thousands)
Deferred income tax assets:
Self-insurance reserves	$28,684	$29,883
Deferred compensation	32,531	20,902
Payroll liabilities	32,614	32,068
State franchise tax	1,665	1,608
Inventories	2,371	2,306
Income deferred for book purposes	1,512	1,442
Other, net	3,540	4,179
Total deferred income tax assets	102,917	92,388
Deferred income tax liabilities:
Property and equipment	(30,113)	(28,991)
Other assets	(2,340)	(2,381)
Total deferred income tax liabilities	(32,453)	(31,372)
Net deferred income tax assets	$70,464	$61,016
The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During fiscal 2013, there have been no material changes to the amount of uncertain tax positions.
The Company recognizes interest and penalties related to income tax deficiencies or assessments by taxing authorities for any underpayment of income taxes separately from income tax expenses as interest expense and other operating expenses, respectively.
For federal and state tax purposes, the Company is subject to review of its fiscal 2010 through fiscal 2013 tax returns.

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
Amounts recognized in other comprehensive (income) loss for the qualified defined pension plans:

	Pension Plan			Medical Plan
	Sept. 25, 2011	Sept. 30, 2012	Sept. 29, 2013	Sept. 25, 2011	Sept. 30, 2012	Sept. 29, 2013
	(In thousands)
Prior service credit	$(2)	$(3)	$(3)	$(78)	$(78)	$(78)
Net actuarial (gain) loss	6,965	11,944	(23,707)	$67	$87	$(216)
Total recognized in other comprehensive (income) loss, before tax	$6,963	$11,941	$(23,710)	$(11)	$9	$(294)

The following tables provide a reconciliation of the changes in the Pension Plan’s and Medical Plan’s benefit obligation and fair value of assets and a statement of the funded status as of the fiscal years ended September 30, 2012 and September 29, 2013:

	Pension Plan		Medical Plan
	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013
	(In thousands)
Change in benefit obligation:
Beginning balance	$100,182	$122,413	$2,077	$2,235
Service cost	3,901	4,889	55	69
Interest cost	4,366	4,478	81	71
Actuarial (gain) loss	17,106	(19,113)	109	(179)
Benefit payments	(3,142)	(3,863)	(87)	(131)
Ending balance	$122,413	$108,804	$2,235	$2,065
Change in fair value of plan assets:
Beginning balance	$61,887	$78,306	$—	$—
Actual return on plan assets	7,144	6,305	—	—
Employer contributions	12,417	8,587	87	131
Benefit payments	(3,142)	(3,863)	(87)	(131)
Ending balance	$78,306	$89,335	$—	$—
Funded status:
Fair value of plan assets	$78,306	$89,335	$—	$—
Projected benefit obligation	122,413	108,804	2,235	2,065
Under funded	$(44,107)	$(19,469)	$(2,235)	$(2,065)

The Company’s unfunded Pension Plan and Medical Plan obligations are included in Accrued pension and other.
The plans’ investments are recorded at fair value and include cash, which earns interest, governmental securities and corporate bonds and securities.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

 Note 6 - Retirement Plans (contd.)
Pension Plan
The following table provides the components of fiscal 2011, fiscal 2012 and fiscal 2013 net pension expense:

	Sept. 25, 2011	Sept. 30, 2012	Sept. 29, 2013
	(In thousands)
Expected return on assets	$(3,819)	$(4,094)	$(4,699)
Service cost	3,532	3,901	4,889
Interest cost	4,187	4,366	4,478
Amortization of prior service cost	2	3	3
Amortization of recognized losses	1,536	2,113	2,987
Net pension expense	$5,438	$6,289	$7,658

Actuarial assumptions used to determine net pension expense were:
Discount rate	5.00%	4.50%	3.70%
Rate of increase in compensation levels	3.00%	3.00%	3.08%
Expected long-term rate of return on assets	6.50%	6.50%	6.00%

Actuarial assumptions used to determine year-end projected benefit obligation were:
Weighted-average discount rate	4.50%	3.70%	4.70%
Weighted-average rate of compensation increase	3.00%	3.08%	3.08%

Expenses recognized for the Pension Plan were $6.0 million, $6.9 million and $8.4 million in fiscal years 2011, 2012 and 2013, respectively. Pension expenses included trustee and administrative expenses for the Pension Plan of $0.5 million, $0.6 million and $0.7 million in fiscal years 2011, 2012 and 2013, respectively.
The Company has adopted and implemented an investment policy for the Pension Plan that incorporates a strategic long-term asset allocation mix designed to meet the Company’s long-term pension requirements. This asset allocation policy is reviewed annually and, on a regular basis, actual allocations are rebalanced to the prevailing targets. As of September 29, 2013, the strategic target asset allocation is 65% fixed income and 35% equity. The expected long-term rate of return on assets is based on the historical performance of governmental and corporate bonds and securities taking into consideration the allocation mix of the Pension Plan’s investments.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

 Note 6 - Retirement Plans (contd.)
Pension Plan
The following table sets forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value.

As of September 30, 2012
	Level 1	Level 2	Level 3	Total
		(In thousands)
Asset category:
Fixed income	$9,354	$36,040	$—	$45,394
Equity	—	25,802	—	25,802
Cash	7,110	—	—	7,110
	$16,464	$61,842	$—	$78,306

As of September 29, 2013
	Level 1	Level 2	Level 3	Total
		(In thousands)
Asset category:
Fixed Income	$9,809	$39,170	$—	$48,979
Equity (1)	35,313	—	—	35,313
Cash	5,043	—	—	5,043
	$50,165	$39,170	$—	$89,335

(1) Includes $22.8 million of cash in transit for the purchase of equity securities.
For measurements using significant unobservable inputs, Level 3, during fiscal 2012, a reconciliation of the beginning and ending balances is as follows:

Sept. 30, 2012
(In thousands)
Beginning balance	$15,167
Contributions	12,417
Transfer to level 2	(25,944)
Realizied gain	186
Unrealized gain	4,677
Transfers out	(3,361)
Benefit payments	(3,142)
Ending balance	$—

The investment policy is for the fund to earn long-term investment returns in excess of inflation, which is at least equal to the actuarial discount rate used to calculate the plan’s liability. The protection of principal is the focus of the investment policy.
The Company expects to contribute approximately $3.9 million to its defined benefit pension plan during fiscal 2014.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans (contd.)
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Pension Benefits
(In thousands)
2014	$3,662
2015	$4,050
2016	$3,952
2017	$4,353
2018	$5,726
2019 - 2023	$35,459
Medical Plan
The following table provides the components of fiscal 2011, fiscal 2012 and fiscal 2013 net periodic benefit costs of the Medical Plan:

	Sept. 25, 2011	Sept. 30, 2012	Sept. 29, 2013
	(In thousands)
Service cost	$54	$55	$69
Interest cost	86	81	71
Amortization of prior service cost	78	78	78
Amortization of recognized losses	27	22	37
Net periodic benefit costs	$245	$236	$255

Actuarial assumptions used to determine net periodic benefit costs were:
Discount rate	4.50%	4.20%	4.20%

Actuarial assumptions used to determine year-end projected benefit obligation were:
Weighted-average discount rate	4.20%	3.20%	4.20%

Expenses recognized for the medical plan were $0.2 million in both fiscal 2011 and fiscal 2012 and $0.3 million in fiscal 2013.
The Company expects to contribute approximately $0.1 million to the medical plan during fiscal 2014.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans (contd.)
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Medical Benefits
(In thousands)
2014	$121
2015	$128
2016	$117
2017	$124
2018	$138
2019 - 2023	$815
Profit Sharing Plan
The Company has a noncontributory defined contribution profit sharing plan covering substantially all non-union employees. Union employees may participate if their collective bargaining agreement specifically provides for their inclusion. The Company may contribute up to 7.5% of total compensation paid or accrued during the year to each plan participant subject to limitations imposed by the Internal Revenue Code. The Company recognized expenses for this plan in the amount of $0.6 million, $1.1 million and $1.1 million in fiscal 2011, fiscal 2012 and fiscal 2013, respectively

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans (contd.)
Multi-Employer Plans
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

The Company’s participation in these plans is outlined in the following tables. The Employer Identification Number / Pension Plan Number (“EIN-PN”) column provides the identification number and the three digit pension plan number. The most recent Pension Protection Act Zone Status available in 2012 and 2013 is for the most recent plan’s year-end unless otherwise stated. Among other factors, generally, plans in the red zone (“critical status") are less than 65% funded, plans in the yellow zone or orange zone (“endangered” or “seriously endangered”, respectively, status) are less than 80% funded, and plans in the green zone are at least 80% funded. The FIP/RP Status Pending/Implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Unless otherwise noted, the information for these tables was obtained from the Forms 5500 filed for each plan’s most recent year-end.

		Pension Protection Act Zone Status		FIP/RP Status Pending Implemented
Pension Fund	EIN - PN	2012	2013
Western Conference of Teamsters Pension Plan	91-6145047-001	Green	Green	No
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (1)	95-1939092-001	Red	Red	Implemented
Bakery and Confectionery Union and Industry International Pension Fund	52-6118572-011	Green	Green	No

(1) The Company was listed in the plans form 5500 as providing more than 5% of the total contributions.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 6 - Retirement Plans (contd.)
     Multi-Employer Plans (contd.)
The multi-employer contributions listed in the table below are the Company’s multi-employer contributions made in fiscal years 2011, 2012 and 2013. There have been no significant changes that affect the comparability of the fiscal 2011, fiscal 2012 or fiscal 2013 contributions.

	Contributions by the Company
Pension Fund	Sept. 25, 2011	Sept. 30, 2012	Sept. 29, 2013	Surcharge Imposed	Total Collective Bargaining Agreements	Expiration Date of Collective Bargaining Agreements
	(In thousands)
Western Conference of Teamsters Pension Plan	$9,530	$9,575	$9,197	No	4	09/20/15
Southern California United Food & Commercial Workers Unions and Food Employers Joint Pension Plan (1)	26,711	28,924	30,119	No	1	03/02/14
Bakery and Confectionery Union and Industry International Pension Fund	234	302	266	No	1	01/11/15
	$36,475	$38,801	$39,582

(1)	The Company was listed in the plans form 5500 as providing more than 5% of the total contributions.

In addition to the pension funds shown above, the Company also makes contributions to other multi-employer pension plans, for which information for the above table is not available. These include multi-employer pension plans for the Company’s janitors, construction and maintenance trades. Collectively, the Company’s pension contributions to these other multi-employer plans, were $0.8 million, $0.8 million and $0.9 million in fiscal 2011, fiscal 2012 and fiscal 2013, respectively.
The Company also contributes to a number of multi-employer health and welfare benefit plans other than pensions under the terms of its collective bargaining agreements that cover union-represented employees. These plans may provide medical, pharmacy, dental, vision, mental health and other ancillary benefits to active employees and retirees as determined by the trustees of each plan.
The Company’s expense for these retirement plans and health and welfare plans consisted of the following:

	Sept. 25, 2011	Sept. 30, 2012	Sept. 29, 2013
	(In thousands)
Multi-Employer Pension Plans	$37,262	$39,588	$40,507
Multi-Employer Health and Welfare	100,061	117,840	120,526
Total Multi-Employer Benefits	$137,323	$157,428	$161,033
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
Long-Term Debt
The fair value of the 7.75% Senior Notes and the 7.375% Senior Notes are determined based on observable inputs that are corroborated by market data (Level 2 as defined by ASC Topic 820, "Fair Value Measurements and Disclosures"). Although market quotes for the fair value of the Company's Term Loan are not readily available, the Company believes its stated value approximates fair value. As of September 29, 2013, the estimated fair value of the Company’s Long-Term Debt was $649.6 million.

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

Note 10 - Deferred Compensation Plan
The Company maintains a deferred compensation plan for certain executives of Markets. Mr. Jack H. Brown is not eligible to receive awards. Awards under the plan are for units that have an assigned value. Awards under the plan vest after five years , except that upon a participant’s early retirement, permanent total disability or death, awards are considered partially vested at the rate of 20% for each year of employment following the grant. If a participant voluntarily terminates his or her employment, or is terminated for cause, any awards not fully vested under the plan will terminate and no payment will be made. As of September 30, 2012 and September 29, 2013, there were 948,600 and 946,100 units outstanding, respectively. The Company recognized an expense for the plan of $7.9 million, $5.3 million and $4.2 million in fiscal 2011, fiscal 2012 and fiscal 2013, respectively.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 11 - Related Party Transactions
In fiscal 2012, the Company paid a dividend of $20.0 million to La Cadena. The Company paid dividends to La Cadena of $5.0 million in in both fiscal 2011 and fiscal 2013.
The Company paid legal fees of $2.5 million, $1.7 million and $1.5 million in fiscal 2011, fiscal 2012 and fiscal 2013, respectively, to the law firm of Varner & Brandt LLP. Mr. Bruce D. Varner is the Senior Partner of Varner & Brandt LLP and is also the Company's Secretary and a Director of the Company. Mr. Varner received Director fees of $53,000, $74,000 and $99,000 in fiscal 2011, fiscal 2012 and fiscal 2013, respectively.
Mr. Phillip J. Smith, the Vice Chairman of the Company, has a consulting agreement with the Company to provide certain financial consulting services to the Company and perform other services as requested from time to time by Mr. Jack H. Brown. Mr. Smith was paid $36,000 and $135,000 for such services in fiscal 2012 and fiscal 2013, respectively. Mr. Smith was paid Director fees of $3,900 and $99,000 in fiscal 2012 and fiscal 2013, respectively.

Note 12 - Stock Redemption
In fiscal 2011, the Company redeemed 715 shares of its Class A Common Stock for $9.5 million. The redemption was for shares held by two trusts created under the Moseley Family Revocable Trust (the "Moseley Trusts") which La Cadena had distributed to the Trusts prior to the redemption.
In fiscal 2012, the Company redeemed 658 shares of its Class A Common Stock for $8.8 million. The redemption was for shares held by the Moseley Trust which La Cadena had distributed to the Trusts prior to redemption.
In fiscal 2013, the Company redeemed 658 shares of its class A Common Stock for approximately $8.8 million. The redemption was for shares held by the Moseley Trusts which La Cadena had distributed to the Moseley Trusts prior to the redemption of the shares.
As of September 29, 2013, the Company had the ability under the Credit Facility to make restricted payments, including dividends of up to $31.2 million.

Note 13 - Accrued Liabilities

Accrued liabilities consist of the following:

	Sept. 30, 2012	Sept. 29, 2013
	(In thousands)
Accrued property and sales taxes	$13,994	$13,074
Accrued and deferred rents	10,886	12,847
Gift card liability	5,225	5,074
Other accrued liabilities	13,764	15,825
Total accrued liabilities	$43,869	$46,820

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (contd.)

Note 14 - Supplemental Cash Flow Information

	Fiscal Year Ended
	Sept. 25, 2011	Sept. 30, 2012	Sept. 29, 2013
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$44,294	$45,587	$44,662
Income taxes	$14,655	$37,450	$11,813
Supplemental disclosure of non-cash items:
Actuarial gain (loss) on post retirement benefits	$(6,952)	$(11,950)	$24,004

Note 15 - Quarterly Results (unaudited)
Quarterly results for fiscal 2012 and fiscal 2013 are as follows (in thousands except share and per share amounts):

	Sales	Gross Profit	Operating Profit	Net Income	Average Shares Outstanding	Earnings Per Share
Fiscal 2012 Quarters
13 weeks ended 12/25/11	$960,724	$259,681	$27,037	$9,010	33,837	$266.28
13 weeks ended 03/25/12	937,663	260,686	39,459	16,433	33,764	486.70
13 weeks ended 06/24/12	949,772	251,222	23,868	7,278	33,179	219.36
14 weeks ended 09/30/12	1,025,044	268,019	20,979	4,988	33,179	150.34
	$3,873,203	$1,039,608	$111,343	$37,709	33,484	$1,126.18
Fiscal 2013 Quarters
13 weeks ended 12/30/12	$968,744	$250,729	$20,900	$5,449	33,179	$164.23
13 weeks ended 03/31/13	961,896	258,772	31,235	11,598	33,179	349.56
13 weeks ended 06/30/13	968,761	257,674	28,177	9,957	33,004	301.69
13 weeks ended 09/29/13	960,399	252,591	16,826	3,371	32,521	103.66
	$3,859,800	$1,019,766	$97,138	$30,375	32,971	$921.26