Form 10-Q
period 2013-12-29
STATER BROS HOLDINGS INC
filed 2014-02-12
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2013
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
As of February 11, 2014, there were issued and outstanding
32,521 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
December 29, 2013

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Sept. 29, 2013	Dec. 29, 2013
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$242,818	$210,949
Receivables, net of allowance of $975 and $975	36,080	49,773
Income tax receivable	1,413	—
Inventories	228,116	258,192
Prepaid expenses	14,570	16,150
Deferred income taxes, current portion	24,706	23,588
Note receivable, current portion	600	600
Total current assets	548,303	559,252
Property and equipment
Land	114,460	114,819
Buildings and improvements	606,112	611,137
Store fixtures and equipment	472,463	475,876
Property subject to capital leases	11,615	11,615
	1,204,650	1,213,447
Less accumulated depreciation and amortization	(604,631)	(615,823)
	600,019	597,624
Deferred income taxes, less current portion	36,310	39,635
Deferred debt issuance costs, net	6,173	5,628
Note receivable, less current portion	616	415
Other assets	5,925	5,926
	49,024	51,604
Total assets	$1,197,346	$1,208,480

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)

	Sept. 29, 2013	Dec. 29, 2013
		(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$144,214	$151,446
Accrued payroll and related expenses	89,227	88,698
Accrued income taxes	—	8,382
Accrued interest	17,940	7,691
Other accrued liabilities	46,820	47,563
Current portion of capital lease obligations	772	607
Current portion of long-term debt	24,810	89,896
Total current liabilities	323,783	394,283
Long-term debt, less current portion	608,711	540,000
Capital lease obligations, less current portion	414	291
Long-term portion of self-insurance and other reserves	54,162	51,018
Long-term portion of deferred benefits	71,224	71,803
Accrued pension and other	25,602	26,579
Total liabilities	1,083,896	1,083,974
Commitments and contingencies
Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000, issued and outstanding shares - 0 in 2013 and 2014	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000, issued and outstanding shares - 32,521 in 2013 and 2014	—	—
Additional paid-in capital	8,270	8,270
Accumulated other comprehensive loss	(15,903)	(15,903)
Retained earnings	121,083	132,139
Total stockholder’s equity	113,450	124,506
Total liabilities and stockholder’s equity	$1,197,346	$1,208,480
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	Thirteen Weeks Ended
	Dec. 30, 2012	Dec. 29, 2013
Sales	$968,744	$984,025
Cost of goods sold	718,015	725,390
Gross profit	250,729	258,635
Operating expenses (income)
Selling, general and administrative expenses	220,079	217,138
(Gain) loss on sale of property and equipment	(1,933)	10
Depreciation and amortization	11,683	11,373
Total operating expenses	229,829	228,521
Operating profit	20,900	30,114
Interest income	23	15
Interest expense	(11,809)	(11,486)
Income before income taxes	9,114	18,643
Income taxes	3,665	7,587
Net income and comprehensive income	$5,449	$11,056
Earnings per average common share outstanding	$164.23	$339.96
Average common shares outstanding	33,179	32,521

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks
	Dec. 30, 2012	Dec. 29, 2013
Operating activities:
Net income	$5,449	$11,056
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,523	14,150
Amortization of debt issuance costs	559	545
(Increase) decrease in deferred income taxes	433	(2,207)
(Gain) loss on disposals of assets	(1,933)	10
Changes in operating assets and liabilities:
Increase in receivables	(4,483)	(13,693)
Decrease in income tax receivables	3,232	1,413
Increase in inventories	(24,956)	(30,076)
Increase in prepaid expenses	(488)	(1,580)
Increase in other assets	(12)	(1)
Increase in accounts payable	5,464	7,232
Increase in accrued income taxes	—	8,382
Decrease in other accrued liabilities	(19,568)	(10,035)
Increase (decrease) in long-term reserves	3,210	(1,588)
Net cash used in operating activities	(18,570)	(16,392)
Investing activities:
Collections on note receivable	204	201
Purchase of property and equipment	(7,388)	(11,765)
Proceeds from sale of property and equipment	2,079	—
Net cash used in investing activities	(5,105)	(11,564)
Financing Activities:
Principal payments on long-term debt	(1,812)	(3,625)
Principal payments on capital lease obligations	(295)	(288)
Dividends paid	(5,000)	—
Net cash used in financing activities	(7,107)	(3,913)
Net decrease in cash and cash equivalents	(30,782)	(31,869)
Cash and cash equivalents at beginning of period	219,800	242,818
Cash and cash equivalents at end of period	$189,018	$210,949
Interest paid	$21,477	$21,258
Income taxes paid	$—	$—

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 29, 2013

Note 1 – Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended December 29, 2013 are not necessarily indicative of the results that may be experienced for the fiscal year ending September 28, 2014.
The consolidated balance sheet at September 29, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K for the fiscal year ended September 29, 2013.

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
The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the thirteen weeks ended December 29, 2013, there were no material changes to the amount of uncertain tax positions.
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
December 29, 2013

Note 5 – Retirement Plan
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
The following table provides the components of net periodic pension expense:

	Thirteen Weeks Ended
	Dec. 30, 2012	Dec. 29, 2013
	(in thousands)
Expected return on assets	$(1,175)	$(1,333)
Service cost	1,222	1,036
Interest cost	1,120	1,257
Amortization of prior service cost	1	1
Amortization of recognized losses	747	298
Net pension expense	$1,915	$1,259

Actuarial assumptions used to determine net pension expense were:
Discount rate	3.70%	4.70%
Rate of increase in compensation levels	3.08%	3.08%
Expected long-term rate of return on assets	6.00%	6.00%

The Company expects to contribute an additional $4.0 million to the Plan during the remainder of fiscal 2014.

Note 6 – Credit Facility
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
The Term Loan bears interest at the Eurodollar Rate plus 2.50% or the Base Rate plus 1.50% (as defined in the Credit Facility) and the interest under the Term Loan is payable quarterly in arrears and includes mandatory quarterly principal payments of 5.0%, of the original outstanding balance, in each of the first two years of the agreement and 10.0%, of the original outstanding balance, in each of the years three and four of the agreement. The Term Loan also includes additional mandatory principal payments on the Term Loan based on a percentage of “excess cash flow” as defined in the Credit Facility. The Term Loan is due November 29, 2014 with any remaining outstanding principal amounts under the Term Loan due as of that date. Accordingly, the Company has classified the entire $89.9 million outstanding on the Term Loan as of December 29, 2013 as current portion of long-term debt. The security held under the Credit Facility is held until the Term Loan is paid in full.
During the thirteen weeks ended December 29, 2013, the Company made principal payments on the Term Loan of approximately $3.6 million.
As of December 29, 2013, the interest rates on the Term Loan are based on the Eurodollar Rate and consisted of a twelve month rate of approximately 3.344% on approximately $89.9 million of outstanding principal amount.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 29, 2013

Note 6 – Credit Facility (contd.)
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
As of December 29, 2013, the Company and Markets were in compliance with all restrictive financial covenants under the Credit Facility.
As of December 29, 2013, the Company had $62.7 million of outstanding letters of credit and had $37.3 million available under the Credit Facility.
The Company had no borrowings outstanding under the Revolving Credit Facility as of December 29, 2013 and the Company did not incur any borrowings under the Revolving Credit Facility during the thirteen weeks ended December 29, 2013.

Note 7 – Senior Notes and Subsidiary Guarantee
As of December 29, 2013, the Company had $285.0 million outstanding of the 7.75% Senior Notes and $255.0 million outstanding of the 7.375% Senior Notes, collectively (the “Notes”).
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

Note 9 – Dividends and Stock Redemption
On December 27, 2012, the Company paid a $5.0 million dividend to La Cadena Investments (“La Cadena”), the sole shareholder of the Company.
As of December 29, 2013, the Company had the ability and right to make restricted payments, including dividends, of $36.7 million.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 29, 2013

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
As of December 29, 2013, the estimated fair value of the Company’s Long-Term Debt was $644.5 million.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I - FINANCIAL INFORMATION (contd.)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES
We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies are summarized in our report on Form 10-K for the fiscal year ended September 29, 2013.
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

SIGNIFICANT ACCOUNTING POLICIES
There are certain accounting policies that we have adopted that may differ from policies of other companies within our industry and other companies as a whole. Such differences in the treatment of these policies may be important to the readers of our report on Form 10-Q and our unaudited consolidated financial statements contained herein. For further information regarding our accounting policies, refer to the significant accounting policies included in the notes to the unaudited consolidated financial statements contained herein and in our report on Form 10-K for the fiscal year ended September 29, 2013.

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

EXECUTIVE OVERVIEW
We are the largest privately owned supermarket chain in Southern California. Our revenues are generated primarily from retail sales through our supermarkets. Our success is a result of our marketing strategy of offering everyday low prices while providing our customers with friendly and outstanding service on each of their visits to our stores which has been a seventy-eight year Stater Bros.’ tradition.
During these tough economic times, our strategy is to retain customer counts by providing our customers with value and exceptional service on their visits to our stores. In order to retain customers in this current economic environment, we have not passed on all cost of inflation to our customers. While our gross margins have been challenged, we believe it is better to sacrifice short-term margins in order to retain our customers so that when our local economy does turn around we will still have them as customers. At the same time, we have reduced our operating costs and improved efficiencies at the store level and in our distribution center.
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

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales and Gross Profit

	Thirteen Weeks Ended		Change
	Dec. 30, 2012	Dec. 29, 2013	2014 to 2013
(in thousands)			Dollar	%
Sales	$968,744	$984,025	$15,281	1.58%
Gross Profit	$250,729	$258,635	$7,906	3.15%
as a % of sales	25.88%	26.28%
Sales
Our sales increased $15.3 million or 1.58% for our thirteen week period ended December 29, 2013, compared to the same period ended December 30, 2012.
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
Our like store sales, for first quarter of fiscal 2014, increased $13.7 million or 1.42% over the same period of the prior year.
Gross Profit
Gross profit margin, as a percentage of sales, in the first quarter of fiscal 2014 increased 40 basis points to 26.28% from 25.88% in the first quarter of fiscal 2013. The increase in our gross margin in the current year is attributed to improvement in our shrink and somewhat reduced promotional pressures. We anticipate that the current economic conditions and competitive pressures will limit our ability to pass on price increases which will continue to put pressure on our gross margins for the foreseeable future.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Operating Expenses and Operating Profit

	Thirteen Weeks Ended		Change
	Dec. 30, 2012	Dec. 29, 2013	2014 to 2013
(in thousands)			Dollar	%
Operating Expenses (Income):
Selling, general and administrative expenses	$220,079	$217,138	$(2,941)	(1.34)%
as a % of sales	22.72%	22.07%
(Gain) loss on sale of property and equipment	$(1,933)	$10	$1,943	(100.52)%
as a % of sales	(0.20)%	—%
Depreciation and amortization	$11,683	$11,373	$(310)	(2.65)%
as a % of sales	1.21%	1.16%
Operating profit	$20,900	$30,114	$9,214	44.09%
as a % of sales	2.16%	3.06%

Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of sales, were 22.07% for the thirteen weeks ended December 29, 2013 and were 22.72% for the thirteen weeks ended December 30, 2012. Our reduction in selling, general and administrative expenses, as a percentage of sales, in the current year compared to the prior year is attributed to a 14 basis points reduction in payroll related costs and reduction in our supply expense of 20 basis points and other cost reductions and improved efficiencies in our operations. Also, in the prior year, we had a charge to reserves for escalating rents of 19 basis points, as a percentage of sales, that was not present in the current year.
Gain loss on Sale of Property and Equipment
In fiscal 2013, we had a pre-tax gain from the sale of property and equipment of approximately $1.9 million from the sale of an old store site.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)
Depreciation and Amortization
Depreciation and amortization expense in the first quarter of fiscal 2014 was $11.4 million compared to $11.7 million for the first quarter of fiscal 2013. Included in cost of goods sold is depreciation and amortization related to our warehouse and distribution activities. The amount of depreciation and amortization included in cost of goods sold in the first quarters of both fiscal 2014 and fiscal 2013 was $2.8 million.
Interest Income
Interest income was $15 thousand and $23 thousand for the first quarters of fiscal 2014 and fiscal 2013, respectively.
Interest Expense
Interest expense was $11.5 million for the first quarter of fiscal 2014 and $11.8 million in the first quarter of fiscal 2013. Included as a reduction in interest expense was capitalized interest related to construction of new stores of $67 thousand and $237 thousand for the first quarters of fiscal 2014 and fiscal 2013, respectively.
Income Before Income Taxes
Income before income taxes amounted to $18.6 million and $9.1 million in the first quarters of fiscal 2014 and fiscal 2013, respectively.
Income Taxes
Income taxes amounted to $7.6 million and $3.7 million in the first quarters of fiscal 2014 and fiscal 2013, respectively. Our effective tax rate was 40.7% and 40.2% for the first quarters of fiscal 2014 and fiscal 2013, respectively.
Net Income
Net income for the first quarter of fiscal 2014 amounted to $11.1 million compared to $5.4 million in the first quarter of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES
We historically fund our daily cash flow requirements through funds provided by operations. We have the ability to borrow under our short-term revolving credit facility. Our credit facility expires in November 2014 and includes a revolving credit facility for working capital and letters of credit of $100.0 million. The letters of credit are maintained pursuant to our workers' compensation and general liability self-insurance requirements. Our Term Loan is due November 29, 2014 with any unpaid principal amounts due at that date. Accordingly, we have classified the entire $89.9 million outstanding on the Term Loan as current portion of long-term debt.
As of December 29, 2013, we had approximately $62.7 million of outstanding letters of credit and we had approximately $37.3 million available under the revolving credit facility.
We had no short-term borrowings outstanding under our revolving credit facility as of December 29, 2013. We did not incur any short-term borrowings under our revolving credit facility in the thirteen weeks of fiscal 2014.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth our contractual cash obligations and commercial commitments as of December 29, 2013.

	Contractual Cash Obligations (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term Loan due November 2014 (1)
Principal	$89,896	$89,896	$—	$—	$—
Interest	2,634	2,634	—	—	—
	92,530	92,530	—	—	—
7.75% Senior Notes due April 2015
Principal	285,000	—	285,000	—	—
Interest	33,132	22,088	11,044	—	—
	318,132	22,088	296,044	—	—
7.375% Senior Notes due November 2018
Principal	255,000	—	—	255,000	—
Interest	94,032	18,806	37,613	37,613	—
	349,032	18,806	37,613	292,613	—
Capital lease obligations (2)
Principal	898	607	291	—	—
Interest	50	42	8	—	—
	948	649	299	—	—
Post retirement benefit obligation (3)	4,001	4,001	N/A	N/A	N/A
Operating leases (2)	323,631	41,121	74,487	57,987	150,036
Total contractual cash obligations	$1,088,274	$179,195	$408,443	$350,600	$150,036
	Other Commercial Commitments (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit (4)	$62,658	$62,658	$—	$—	$—
Total other commercial commitments	$62,658	$62,658	$—	$—	$—

(1)
Interest on our Term Loan is based on the Eurodollar Rate plus 2.500%. For purposes of contractual cash obligations shown here, our interest rates are based on rates existing as of December 31, 2013 which includes a 90 day rate of 2.747% on approximately $10.9 million and a 181 day rate of 2.849% on approximately $65.1 million. On December 30, 2013, we made principal payments on our Term Loan of approximately $13.9 million.

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

(3)
As of December 29, 2013, we had unfunded pension and other post retirement obligations of $21.5 million under our Retired Benefit Pension Plan and our Early Retiree Medical Reimbursement Plan. Since we cannot determine the specific periods in which the obligations will be funded, the table above reflects no amounts related to these obligations except for the amount of $4.0 million which we expect to contribute to the Plan during the remainder of fiscal 2014.

(4)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between December 2013 and October 2014.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)
Working capital amounted to $165.0 million at December 29, 2013 and $224.5 million at September 29, 2013, and our current ratios were 1.42:1 and 1.69:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash used in operating activities for the thirteen weeks ended December 29, 2013 was $16.4 million and was $18.6 million for the thirteen weeks ended December 30, 2012. A significant use of cash from operating activities in the thirteen weeks of fiscal 2014 and fiscal 2013 was increases in inventory of $30.1 million and $25.0 million, respectively. Increases in inventory levels in our fiscal first quarters are normal due to the holiday activity occurring during our first quarter and preparation for the New Year's holiday.
As of December 29, 2013, we had the ability and right to pay a restricted payment, including dividends, of up to $36.7 million.
We believe that operating cash flows and current cash reserves will be sufficient to meet identified operating needs and scheduled debt maturities and capital expenditures for the next twelve months. However, we may elect to fund some capital expenditures through capital leases, operating leases or debt financing. There can be no assurance that such debt and lease financing will be available to us in the future.
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
December 29, 2013

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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2013. There were no material changes in our internal control over financial reporting during the thirteen weeks ended December 29, 2013.
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

STATER BROS. HOLDINGS INC.
December 29, 2013

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
December 29, 2013

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

Date:	February 11, 2014	/s/ Jack H. Brown
Jack H. Brown Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date:	February 11, 2014	/s/ David J. Harris
David J. Harris Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)