Form 10-Q
period 2014-03-30
STATER BROS HOLDINGS INC
filed 2014-05-14
CIK 882829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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
As of May 13, 2014, there were issued and outstanding
31,863 shares of the registrant’s Class A Common Stock.

STATER BROS. HOLDINGS INC.
March 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Sep 29, 2013	Mar 30, 2014
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$242,818	$245,950
Receivables, net of allowance of $975 and $1,106	36,080	37,626
Income tax receivable	1,413	—
Inventories	228,116	231,076
Prepaid expenses	14,570	15,965
Deferred income taxes, current portion	24,706	23,992
Note receivable, current portion	600	600
Total current assets	548,303	555,209
Property and equipment
Land	114,460	115,185
Buildings and improvements	606,112	615,381
Store fixtures and equipment	472,463	479,692
Property subject to capital leases	11,615	16,365
	1,204,650	1,226,623
Less accumulated depreciation and amortization	604,631	628,351
	600,019	598,272
Deferred income taxes, less current portion	36,310	41,585
Deferred debt issuance costs, net	6,173	5,082
Note receivable, less current portion	616	215
Other assets	5,925	5,926
	49,024	52,808
Total assets	$1,197,346	$1,206,289

STATER BROS. HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (contd.)
(In thousands, except share amounts)

	Sep 29, 2013	Mar 30, 2014
		(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$144,214	$137,617
Accrued payroll and related expenses	89,227	89,437
Accrued income taxes	—	5,882
Accrued interest	17,940	17,271
Other accrued liabilities	46,820	44,752
Current portion of capital lease obligations	772	1,538
Current portion of long-term debt	24,810	72,336
Total current liabilities	323,783	368,833
Long-term debt, less current portion	608,711	540,000
Capital lease obligations, less current portion	414	3,427
Long-term portion of self-insurance and other reserves	54,162	48,871
Long-term portion of deferred benefits	71,224	74,826
Accrued pension and other	25,602	26,675
Total liabilities	1,083,896	1,062,632
Commitments and contingencies
Stockholder’s equity
Common Stock, $.01 par value:
Authorized shares - 100,000, issued and outstanding shares - 0 in 2013 and 2014	—	—
Class A Common Stock, $.01 par value:
Authorized shares - 100,000, issued and outstanding shares - 32,521 in 2013 and 2014	—	—
Additional paid-in capital	8,270	8,270
Accumulated other comprehensive loss	(15,903)	(15,903)
Retained earnings	121,083	151,290
Total stockholder’s equity	113,450	143,657
Total liabilities and stockholder’s equity	$1,197,346	$1,206,289
See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	Thirteen Weeks Ended
	Mar 31, 2013	Mar 30, 2014
Sales	$961,896	$963,841
Cost of goods sold	703,124	697,455
Gross profit	258,772	266,386
Operating expenses
Selling, general and administrative expenses	215,965	212,223
(Gain) loss on sale of assets	6	(1,451)
Depreciation and amortization	11,566	11,859
Total operating expenses	227,537	222,631
Operating profit	31,235	43,755
Interest income	21	13
Interest expense	(11,768)	(11,470)
Income before income taxes	19,488	32,298
Income taxes	7,890	13,147
Net income and comprehensive income	$11,598	$19,151
Earnings per average common share outstanding	$349.56	$588.88
Average common shares outstanding	33,179	32,521

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share and share amounts)

	Twenty-Six Weeks Ended
	Mar 31, 2013	Mar 30, 2014
Sales	$1,930,640	$1,947,866
Cost of goods sold	1,421,139	1,422,845
Gross profit	509,501	525,021
Operating expenses
Selling, general and administrative expenses	436,044	429,361
Gain on sale of assets	(1,927)	(1,441)
Depreciation and amortization	23,249	23,232
Total operating expenses	457,366	451,152
Operating profit	52,135	73,869
Interest income	44	28
Interest expense	(23,577)	(22,956)
Income before income taxes	28,602	50,941
Income taxes	11,555	20,734
Net income and comprehensive income	$17,047	$30,207
Earnings per average common share outstanding	$513.79	$928.85
Average common shares outstanding	33,179	32,521

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	Mar 31, 2013	Mar 30, 2014
Operating activities:
Net income	$17,047	$30,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,951	28,758
Amortization of debt issuance costs	1,119	1,091
Increase in deferred income taxes	(1,508)	(4,561)
Gain on sale of assets	(1,927)	(1,441)
Changes in operating assets and liabilities:
Increase in receivables	(5,815)	(1,546)
Decrease in income tax receivables	6,513	1,413
Increase in inventories	(3,071)	(2,960)
Increase in prepaid expenses	(1,610)	(1,395)
Increase in other assets	(28)	(1)
Increase (decrease) in accounts payable	1,394	(6,597)
Increase in income taxes payable	—	5,882
Decrease in other accrued liabilities	(13,273)	(2,527)
Increase (decrease) in long-term liabilities	12,492	(616)
Net cash provided by operating activities	40,284	45,707
Investing activities:
Collections on note receivable	404	401
Purchase of property and equipment	(13,500)	(22,701)
Proceeds from sale of assets	3,209	1,881
Net cash used in investing activities	(9,887)	(20,419)
Financing Activities:
Principal payments on long-term debt	(7,794)	(21,185)
Principal payments on capital lease obligations	(599)	(971)
Dividends paid	(5,000)	—
Net cash used in financing activities	(13,393)	(22,156)
Net increase in cash and cash equivalents	17,004	3,132
Cash and cash equivalents at beginning of period	219,800	242,818
Cash and cash equivalents at end of period	$236,804	$245,950
Interest paid	$22,557	$22,667
Income taxes paid	$6,550	$18,000
Capital lease additions	$—	$4,750

See accompanying notes to unaudited consolidated financial statements.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 30, 2014

Note 1 – Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended March 30, 2014 are not necessarily indicative of the results that may be experienced for the fiscal year ending September 28, 2014.
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
The Company does not have any material tax positions that did not meet a “more-likely-than-not” recognition threshold. As such, the Company has not recorded any liabilities for uncertain tax positions. During the twenty-six weeks ended March 30, 2014, there were no material changes to the amount of uncertain tax positions.
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 30, 2014

The following table provides the components of net periodic pension expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Mar 31, 2013	Mar 30, 2014	Mar 31, 2013	Mar 30, 2014
	(in thousands)
Expected return on assets	$(1,175)	$(1,325)	$(2,350)	$(2,658)
Service cost	1,223	872	2,445	1,908
Interest cost	1,119	1,222	2,239	2,479
Amortization of prior service cost	1	1	2	2
Amortization of recognized losses	747	258	1,494	556
Net pension expense	$1,915	$1,028	$3,830	$2,287

Actuarial assumptions used to determine net pension expense were:
Discount rate	3.70%	4.70%	3.70%	4.70%
Rate of increase in compensation levels	3.08%	3.08%	3.08%	3.08%
Expected long-term rate of return on assets	6.00%	6.00%	6.00%	6.00%

The Company contributed approximately $1.0 million to the Plan in the twenty-six weeks ended March 30, 2014 and the Company expects to contribute an additional $3.0 million during the remainder of fiscal 2014.

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
The Term Loan bears interest at the Eurodollar Rate plus 2.50% or the Base Rate plus 1.50% (as defined in the Credit Facility) and the interest under the Term Loan is payable quarterly in arrears and includes mandatory quarterly principal payments of 5.0%, of the original outstanding balance, in each of the first two years of the agreement and 10.0%, of the original outstanding balance, in each of the years three and four of the agreement. The Term Loan also includes additional mandatory principal payments on the Term Loan based on a percentage of “excess cash flow” as defined in the Credit Facility. The Term Loan is due November 29, 2014 with any remaining outstanding principal amounts under the Term Loan due as of that date. Accordingly, the Company has classified the entire $72.3 million outstanding on the Term Loan as of March 30, 2014 as current portion of long-term debt. The security held under the Credit Facility is held until the Term Loan is paid in full.
During the twenty-six weeks ended March 30, 2014, the Company made principal payments on the Term Loan of approximately $21.2 million which consisted of a contractual quarterly principal payment of $10.9 million and an excess cash payment of $10.3 million.
As of March 30, 2014, the interest rates on the Term Loan are based on the Eurodollar Rate and consisted of a 90 day rate of approximately 2.734% on approximately $7.2 million of outstanding principal amount and a 180 day rate of approximately 2.849% on approximately $65.1 million of outstanding principal amount.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 30, 2014

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
As of March 30, 2014, the Company and Markets were in compliance with all restrictive financial covenants under the Credit Facility.
As of March 30, 2014, the Company had $62.7 million of outstanding letters of credit and had $37.3 million available under the Credit Facility.
The Company had no borrowings outstanding under the Revolving Credit Facility as of March 30, 2014 and the Company did not incur any borrowings under the Revolving Credit Facility during the twenty-six weeks ended March 30, 2014.

Note 7 – Senior Notes and Subsidiary Guarantee
As of March 30, 2014, the Company had $285.0 million outstanding of the 7.75% Senior Notes and $255.0 million outstanding of the 7.375% Senior Notes, collectively (the “Notes”).
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

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 30, 2014

Note 8 – Refinancing
On May 12, 2014, the Company refinanced and signed a new Credit Agreement with Bank of America, N.A., as Administrative Agent, which consist of a five year Revolving Credit Facility in the amount of $150.0 million, a five year Term Loan A in the amount of $325.0 million and a seven year Term Loan B in the amount of $250.0 million (collectively the “Facility”). Loans under the new Revolving Credit Facility will bear an interest rate at the Eurodollar Rate plus 2.50%. The new Term Loan A will bear an interest rate at the Eurodollar Rate plus 2.50%. The Term Loan B will bear an interest rate at the Eurodollar Rate plus 3.75%, with a minimum Eurodollar Rate floor of 1.0%. Lending parties to the Facility consists of Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and a consortium of other banks and institutional lenders. The Facility is secured by substantially all of the Company’s personal property excluding certain intangible assets consisting of trademarks and shares of the Company's capital stock. The Facility is guaranteed by the Company, its direct subsidiary Development and its indirect subsidiary Super RX. Covenants under the Facility will be similar to covenants under the Company’s old Revolving Credit Facility and Term Loan.

The proceeds from the Facility and cash on hand will be used to pay-off the remaining outstanding $72.3 million of the Company’s existing Term Loan, the $285.0 million outstanding on the Company’s 7.75% Senior Notes due April 2015, the $255.0 million outstanding on the Company’s 7.375% Senior Notes due November 2018 and to pay fees and expenses from the transaction.

On May 12, 2014, the Company issued irrevocable call notices to redeem its $285.0 million 7.75% Senior Notes and its $255.0 million 7.375% Senior Notes. The redemption on these notes will occur on June 11, 2014.

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

Note 10 – Dividends and Stock Redemption
On December 27, 2012, the Company paid a $5.0 million dividend to La Cadena Investments (“La Cadena”), the sole shareholder of the Company. On April 15, 2014, the Company declared a $10.0 million dividend to La Cadena which was paid on April 17, 2014.
On April 9, 2014, the Company redeemed 658 shares of its class A Common Stock for approximately $8.8 million. The redemption was for shares held by the two Trusts created under the Moseley Family Revocable Trust (the "MoseleyTrusts") which La Cadena had distributed to the Moseley Trusts prior to the redemption of the shares.
As of March 30, 2014, and after taking into consideration the stock redemption on April 9, 2014 and the dividend payment on April 17, 2014, the Company had the ability and right to make restricted payments, including dividends, of $27.5 million.

Note 11 – Sale of Pharmacy Prescription Files
In the second quarter of fiscal 2014, the Company closed three under performing pharmacies and sold the prescription files associated with these closed pharmacies. It recognized a pre-tax gain from the sale of the prescription files of $1.2 million which has been recorded in gain on sale of assets the Consolidated Statements of Income and Comprehensive Income.

STATER BROS. HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 30, 2014

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
As of March 30, 2014, the estimated fair value of the Company’s Long-Term Debt was $627.1 million.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES
We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies are summarized in our report on Form 10-K for the year ended September 29, 2013.
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

SIGNIFICANT ACCOUNTING POLICIES
There are certain accounting policies that we have adopted that may differ from policies of other companies within our industry and other companies as a whole. Such differences in the treatment of these policies may be important to the readers of our report on Form 10-Q and our unaudited consolidated financial statements contained herein. For further information regarding our accounting policies, refer to the significant accounting policies included in the notes to the unaudited consolidated financial statements contained herein and in our report on Form 10-K for the year ended September 29, 2013.

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
During these tough economic times, our strategy is to retain and grow customer counts by providing our customers with value and exceptional service on their visits to our stores. In order to retain and grow customers in this current economic environment, we have not passed on all cost of inflation to our customers. This strategy combined with continued and increasing competitive pressures will continue to put pressure on our gross margin for the foreseeable future. We believe it is better to sacrifice short-term margins in order to retain our customers so that when our local economy does turn around we will still have them as customers.
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

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales and Gross Profit

	Thirteen Weeks Ended		Change
	March 31, 2013	March 30, 2014	2014 to 2013
(in thousands)			Dollar	%
Sales	$961,896	$963,841	$1,945	0.20%
Gross Profit	$258,772	$266,386	$7,614	2.94%
as a % of sales	26.90%	27.64%

	Twenty-Six Weeks Ended		Change
	March 31, 2013	March 30, 2014	2014 to 2013
(in thousands)			Dollar	%
Sales	$1,930,640	$1,947,866	$17,226	0.89%
Gross Profit	$509,501	$525,021	$15,520	3.05%
as a % of sales	26.39%	26.95%
Sales
Our sales increased $1.9 million and $17.2 million for our thirteen and twenty-six week periods ended March 30, 2014, respectively, compared to the same periods ended March 31, 2013. Sales in the prior year periods were effected by the Easter holiday that fell in the second quarter in the prior year and will fall in the third quarter of the current year. We estimate that the Easter holiday increased net sales in the prior year's periods by approximately $11.3 million. Without the effect of the Easter holiday sales in the prior year, we estimate that our sales would have increased $13.3 million and $28.5 million, respectively, in the thirteen and twenty-six week periods of fiscal 2014 compared to the same periods of the prior year.
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
Excluding the affect of the Easter holiday in the prior year, our like store sales for the second quarter of fiscal 2014 increased $9.5 million or 0.99% over the same period of the prior year. Like stores sales for the twenty-six weeks ended March 30, 2014 increased $23.2 million or 1.20% over the twenty-six weeks ended March 31, 2013.
Gross Profit
Gross profit margin, as a percentage of sales, in the second quarter of fiscal 2014 increased 74 basis points to 27.64% from 26.90% in the second quarter of fiscal 2013. Year-to-date gross profit margin, as a percentage of sales, for fiscal 2014 was 26.95% an increase of 56 basis points from prior year's year-to-date gross profit margin of 26.39%. The increase in gross profit margins for the thirteen and twenty-six week periods of fiscal 2014 is due primarily to improvement in our shrink, some easing of promotional discounting and favorable prior year comparisons. While our gross margins have improved over the prior year periods, we anticipate that the current economic conditions and competitive pressures will limit our ability to pass on price increases which will continue to put pressure on our gross margins for the foreseeable future.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)
Operating Expenses and Operating Profit

	Thirteen Weeks Ended		Change
	March 31, 2013	March 30, 2014	2014 to 2013
(in thousands)			Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$215,965	$212,223	$(3,742)	(1.73)%
as a % of sales	22.45%	22.02%
(Gain) loss on sale of assets	$6	$(1,451)	$(1,457)	N/A
as a % of sales	—%	(0.15)%
Depreciation and amortization	$11,566	$11,859	$293	2.53%
as a % of sales	1.20%	1.23%
Operating profit	$31,235	$43,755	$12,520	40.08%
as a % of sales	3.25%	4.54%

	Twenty-Six Weeks Ended		Change
	March 31, 2013	March 30, 2014	2014 to 2013
(in thousands)			Dollar	%
Operating Expenses:
Selling, general and administrative expenses	$436,044	$429,361	$(6,683)	(1.53)%
as a % of sales	22.59%	22.04%
Gain on sale of assets	$(1,927)	$(1,441)	$486	(25.22)%
as a % of sales	(0.10)%	(0.07)%
Depreciation and amortization	$23,249	$23,232	$(17)	(0.07)%
as a % of sales	1.20%	1.19%
Operating profit	$52,135	$73,869	$21,734	41.69%
as a % of sales	2.70%	3.79%

Selling, General and Administrative Expenses
Selling, general and administrative expenses, as a percentage of sales, were 22.02% for the thirteen weeks ended March 30, 2014 and were 22.45% for the thirteen weeks ended March 31, 2013. Reductions in selling, general and administrative expenses for the second quarter of fiscal 2014 compared to the same period of the prior year included a 12 basis point reduction in payroll related expenses, a 16 basis point reduction in supply related expenses and reduction in repairs and maintenance of 10 basis points. Selling, general and administrative expenses, as a percentage of sales, were 22.04% for the twenty-six weeks ended March 30, 2014 compared to 22.59% for the year-to-date period of the prior year. The reduction in selling, general and administrative expenses in the current year-to-date is due primarily to a reduction in payroll related expenses of 13 basis points, a reduction in supply related expenses of 18 basis points and the reduction in rental expense of 11 basis points.
Gain on Sale of Assets
In fiscal 2014, we had a pre-tax gain on the sale assets of approximately $1.4 million which consisted primarily of a gain from the sale of pharmacy prescription files for three closed pharmacies of approximately $1.2 million. In fiscal 2013, we had a pre-tax net gain from the sale of an old store site of approximately $1.9 million.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (contd.)
Depreciation and Amortization
Depreciation and amortization expense in the second quarter of fiscal 2014 was $11.9 million compared to $11.6 million for the second quarter of fiscal 2013. Depreciation and amortization for both the twenty-six weeks of fiscal 2014 and fiscal 2013 was $23.2 million. Included in cost of goods sold is depreciation and amortization related to our warehouse and distribution activities. The amount included in cost of goods sold in the second quarters of fiscal 2014 and fiscal 2013 was $2.7 million and $2.9 million, respectively, and for the twenty-six weeks of fiscal 2014 and fiscal 2013 was $5.5 million and $5.7 million, respectively.
Interest Income
Interest income was $13 thousand and $21 thousand for the second quarters of fiscal 2014 and fiscal 2013, respectively. Interest income for the twenty-six weeks ended March 30, 2014 and March 31, 2013 was $28 thousand and $44 thousand, respectively.
Interest Expense
Interest expense was $11.5 million for the second quarter of fiscal 2014 and $11.8 million in the second quarter of fiscal 2013. For the twenty-six week periods ended March 30, 2014 and March 31, 2013, interest expense was $23.0 million and $23.6 million, respectively. Included as a reduction in interest expense was capitalized interest related to construction of new stores of $65 thousand and $86 thousand for the second quarters of fiscal 2014 and fiscal 2013, respectively, and $132 thousand and $322 thousand for the twenty-six weeks ended March 30, 2014 and March 31, 2013, respectively.
Income Before Income Taxes
Income before income taxes amounted to $32.3 million and $19.5 million in the second quarters of fiscal 2014 and fiscal 2013, respectively, and was $50.9 million and $28.6 million for the twenty-six week periods of fiscal 2014 and fiscal 2013, respectively.
Income Taxes
Income taxes amounted to $13.1 million and $7.9 million in the second quarters of fiscal 2014 and fiscal 2013, respectively, and amounted to $20.7 million and $11.6 million for the twenty-six week periods of fiscal 2014 and fiscal 2013, respectively.
Net Income
Net income for the second quarter of fiscal 2014 amounted to $19.2 million compared to $11.6 million in the second quarter of fiscal 2013. Net income for the twenty-six weeks ended March 30, 2014 and March 31, 2013 was $30.2 million and $17.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
We historically fund our daily cash flow requirements through funds provided by operations. We have the ability to borrow under our short-term revolving credit facility. Our credit facility expires in November 2014 and includes a revolving credit facility for working capital and letters of credit of $100.0 million. The letters of credit are maintained pursuant to our workers’ compensation and general liability self-insurance requirements. Our Term Loan is due November 29, 2014 with any unpaid principal amounts due at that date. Accordingly, we have classified the entire $72.3 million outstanding on the Term Loan as current portion of long-term debt.
As of March 30, 2014, we had approximately $62.7 million of outstanding letters of credit and we had approximately $37.3 million available under the revolving credit facility.
We had no short-term borrowings outstanding under our revolving credit facility as of March 30, 2014. We did not incur any short-term borrowings under our revolving credit facility in the twenty-six weeks of fiscal 2014.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)
The following table sets forth our contractual cash obligations and commercial commitments as of March 30, 2014.

	Contractual Cash Obligations (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Term Loan due November 2014 (1)
Principal	$72,336	$72,336	$—	$—	$—
Interest	1,378	1,378	—	—	—
	73,714	73,714	—	—	—
7.75% Senior Notes due April 2015
Principal	285,000	—	285,000	—	—
Interest	33,132	22,088	11,044	—	—
	318,132	22,088	296,044	—	—
7.375% Senior Notes due November 2018
Principal	255,000	—	—	255,000
Interest	94,032	18,806	37,613	37,613
	349,032	18,806	37,613	292,613	—
Capital lease obligations (2)
Principal	4,965	1,538	2,125	1,302	—
Interest	689	297	318	74	—
	5,654	1,835	2,443	1,376	—
Post retirement benefit obligation (3)	3,031	3,031	N/A	N/A	N/A
Operating leases (2)	326,236	42,544	75,810	58,136	149,746
Total contractual cash obligations	$1,075,799	$162,018	$411,910	$352,125	$149,746
	Other Commercial Commitments (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit (4)	$62,658	$62,658	$—	$—	$—
Total other commercial commitments	$62,658	$62,658	$—	$—	$—

(1)
As of March 30, 2014, interest on our Term Loan is based on the Eurodollar Rate plus 2.500% and consisted of a ninety day rate of 2.734% on approximately $7.2 million and a 180 day rate of 2.849% on approximately $65.1 million. For purposes of contractual cash obligations shown here, we have assumed the ninety day and 180 day interest rates as of March 30, 2014 for the respective assumed short-term and long-term portions of our Term Loan.

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

(3)
As of September 29, 2013, we had unfunded pension and other post retirement obligations of $21.5 million under our Retired Benefit Pension Plan and our Early Retiree Medical Reimbursement Plan. Since we cannot determine the specific periods in which the obligations will be funded, the table above reflects no amounts related to these obligations except for the amount of $3.0 million which we expect to contribute to the Plan during the remainder of fiscal 2014.

(4)	Standby letters of credit are committed as security for workers’ compensation obligations. Outstanding letters of credit expire between September 2014 and February 2015.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (contd.)
Refinancing
On May 12, 2014, we refinanced and signed a new Credit Agreement with Bank of America, N.A., as Administrative Agent, which consist of a five year Revolving Credit Facility in the amount of $150.0 million, a five year Term Loan A in the amount of $325.0 million and a seven year Term Loan B in the amount of $250.0 million (collectively the “Facility”). Loans under the new Revolving Credit Facility will bear an interest rate at the Eurodollar Rate plus 2.50%. The new Term Loan A will bear an interest rate at the Eurodollar Rate plus 2.50%. The Term Loan B will bear an interest rate at Eurodollar Rate plus 3.75%, with a minimum the Eurodollar Rate floor of 1.0%. Lending parties to the Facility consists of Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and a consortium of other banks and institutional lenders. The Facility is secured by substantially all of our personal property excluding certain intangible assets consisting of trademarks and shares of our capital stock. The Facility is guaranteed by the Company, its direct subsidiary Development and its indirect subsidiary Super RX. Covenants under the Facility will be similar to covenants under our old Revolving Credit Facility and Term Loan.
The proceeds from the Facility and cash on hand will be used to pay-off the remaining outstanding $72.3 million of our existing Term Loan, the $285.0 million outstanding on our 7.75% Senior Notes due April 2015, the $255.0 million outstanding our 7.375% Senior Notes due November 2018 and to pay fees and expenses from the transaction.
On May 12, 2014, we issued irrevocable call notices to redeem our $285.0 million 7.75% Senior Notes and our $255.0 million 7.375% Senior Notes. The redemption on these notes will occur on June 11, 2014.
Working capital amounted to $186.4 million at March 30, 2014 and $224.5 million at September 29, 2013, and our current ratios were 1.51:1 and 1.69:1, respectively. Fluctuations in working capital and current ratios are not unusual in our industry.
Net cash provided by operating activities for the twenty-six weeks ended March 30, 2014 was $45.7 million and $40.3 million for the twenty-six weeks ended March 31, 2013. A significant source of cash from operating activities in the twenty-six weeks of fiscal 2014 and fiscal 2013 was net income before the effect of non-cash depreciation and amortization.
As of March 30, 2014, after taking into consideration the stock redemption on April 9, 2014 and our dividend paid on April 17, 2014, we had the ability and right to pay a restricted payment, including dividends, of up to $27.5 million.
We believe that operating cash flows and current cash reserves will be sufficient to meet identified operating needs, scheduled debt maturities and scheduled capital expenditures for the next twelve months. However, we may elect to fund some capital expenditures through capital leases, operating leases or debt financing. There can be no assurance that such debt and lease financing will be available to us in the future.

STATER BROS. HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Labor Relations
Our collective bargaining agreement with the United Food and Commercial Workers (the "UFCW") was renewed in October 2011 and expired in March 2014. We signed an agreement with the UFCW to extend the terms of the current collective bargaining agreement until the new agreement is signed. We anticipate the new agreement will be reached without any work stoppages. Our collective bargaining agreements with the International Brotherhood of Teamsters were renewed in October 2010 and expires in September 2015. We believe we have good relations with our employees.

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
MARCH 30, 2014

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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2014. There were no material changes in our internal control over financial reporting during the thirteen and twenty-six weeks ended March 30, 2014.
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

STATER BROS. HOLDINGS INC.
MARCH 30, 2014

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
MARCH 30, 2014

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

Date:	May 13, 2014	/s/ Jack H. Brown
Jack H. Brown Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

Date:	May 13, 2014	/s/ David J. Harris
David J. Harris Executive Vice President - Finance and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)